Form 10-K
period 2012-07-31
Palo Alto Networks Inc
filed 2012-10-04
CIK 1327567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35594

Palo Alto Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2530195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3300 Olcott Street

Santa Clara, California 95054

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 753-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on July 20, 2012, based on the closing price of $53.13 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.4 billion. The registrant has elected to use July 20, 2012 as the calculation date, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange, because on January 31, 2012 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 30, 2012, 67,893,939 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our business plan and our ability to effectively manage our growth;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;

•	our ability to extend our leadership position in next-generation network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to offer differentiated products and compete effectively;

•	our ability to introduce new subscriptions, renew existing contracts, and increase sales to our existing customer base;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Legal Proceedings” included in Part I, Item 3 of this report;

•	the effects of seasonal trends on our results of operations;

•	the attraction and retention of qualified employees and key personnel;

•	the adequacy of our current facilities;

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

•	our ability to reorganize our corporate structure to more closely align with the international nature of our business; and

•	future acquisitions of, or investments in, complementary companies, products, services, or technologies.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part I, Item 1a and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publically release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We have pioneered the next generation of network security with our innovative platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall, which delivers application, user, and content visibility and control integrated within the firewall through our proprietary hardware and software architecture. Our platform offers a number of compelling benefits for our end-customers, including the ability to identify, control, and safely enable applications while inspecting all content for all threats in real time. We believe our platform also offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their network security infrastructure and eliminating the need for multiple, stand-alone security appliances. Our products and services can address a broad range of our end-customers’ network security requirements, from the data center to the network perimeter, as well as the distributed enterprise, which includes branch offices and a growing number of mobile devices.

Our platform is based on an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications, at the user level, at all times, and at the full speed of the network in order to control usage, content, risks, and threats. This enables our end-customers to transform their organizations by safely enabling applications through a positive security model with fine-grained policy implementation capabilities.

Our platform is delivered in the form of a hardware appliance and includes a suite of subscription services as well as support and maintenance. Our subscription services can be easily activated on any of our appliances without requiring additional hardware or processing resources, thereby providing a seamless implementation path for our end-customers. All of our appliances incorporate our PAN-OS operating system and are based on our proprietary identification technologies, App-ID, User-ID, and Content-ID, which allow security policies to be defined within the context of applications, users, and content. We deliver these capabilities through an innovative, single-pass parallel processing architecture that simultaneously performs multiple identification, security, and networking functions. As a result, our end-customers achieve safe application enablement and advanced levels of security, while maintaining high network performance.

We serve the enterprise network security market, which consists of Firewall, Unified Threat Management (UTM), Web Gateway, Intrusion Detection and Prevention (IDS/IPS), and Virtual Private Network (VPN) technologies.

We sell our platform through a high touch, channel fulfilled sales model. Our business is geographically diversified, with 64% of our total revenue from the Americas, 24% from Europe, the Middle East, and Africa (EMEA), and 12% from Asia Pacific and Japan (APAC) in fiscal 2012. As of July 31, 2012, we had over 9,000 end-customers in more than 100 countries.

We were incorporated in 2005 as Palo Alto Networks, Inc., a Delaware corporation. Our principal executive offices are located at 3300 Olcott Street, Santa Clara, California 95054, and our telephone number is (408) 753-4000. Our website is www.paloaltonetworks.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We are organized and operate in a single segment. See Note 12 to Consolidated Financial Statements included in Part II, Item 8 of this report.

Technology

We combine our proprietary Single Pass Parallel Processing (SP3) hardware and software architecture and PAN-OS operating system to provide a comprehensive network security platform. The core of our platform is our Next-Generation Firewall, which integrates application visibility and control and is comprised of three identification technologies, App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative SP3 architecture.

App-ID. Our application classification engine, called App-ID, uses multiple identification techniques to determine the exact identity of applications traversing the network. App-ID is the foundational classification engine that provides the core traffic classification to all other functions in our platform. The App-ID classification is used to invoke other security functions.

App-ID uses a series of classification techniques to accurately identify an application. When traffic first enters the network, App-ID applies an initial policy check based on IP protocol and port. Signatures are then applied to the traffic to identify the application based on application properties and related transaction characteristics. If the traffic is encrypted and a decryption policy is in place, the application is first decrypted, then application signatures are applied. Additional context-based signature analysis is then performed to identify known protocols that may be hiding other applications. Encrypted traffic that was decrypted is then re-encrypted before being sent back into the network. For evasive applications that cannot be identified through advanced signature and protocol analysis, heuristics or behavioral analysis are used to determine the identity of the application. When an application is accurately identified during this series of successive techniques, the policy check determines how to treat the application and associated functions. The policy check can block the application, allow it and scan for threats, inspect it for unauthorized file transfer and data patterns, or shape its use of network resources by applying a quality-of-service policy.

App-ID consistently classifies all network traffic, including business applications, consumer applications, and network protocols, across all ports. Consequently, there is no need to perform a series of signature checks to look for an application that is thought to be on the network. App-ID continually monitors the state of the application to determine if the application changes. Our platform only allows applications within the policy to enter the network, while all other applications are blocked.

Internally developed or custom applications can be managed using either an application override or custom App-IDs. End-customers can use either of these mechanisms to apply the same level of control over their internal or custom applications that they apply to common applications. Because the application landscape is constantly changing, our research teams are constantly updating our App-ID classification engine. We deliver updated App-IDs automatically to our end-customers through our weekly update service.

User-ID. User-ID integrates our platform with a wide range of enterprise user directories and technologies, including Active Directory, eDirectory, Open LDAP, Citrix Terminal Server, Microsoft Exchange, Microsoft Terminal Server, and ZENworks. A network-based, User-ID agent communicates with the domain controllers, directories, or supported enterprise applications, mapping information such as user, role, and current IP address to the firewall, making the policy integration transparent. In cases where user repository information does not include the current IP address of the user, a transparent, captive portal authentication or challenge/response mechanism can be used to tie users into the security policy. In cases where a user repository or application is in place that already has knowledge of users and their current IP address, a standards-based API can be used to tie the repository to our platform.

Content-ID. Content-ID is a collection of technologies that enables many of our subscription services. Content-ID combines a real-time threat prevention engine, a cloud-based analysis service, and a comprehensive URL categorization database to limit unauthorized data and file transfers, detect and block a wide range of threats, and control non-work related web surfing.

The threat prevention engine blocks several common types of attacks, including vulnerability exploits, buffer overflows, and port scans from compromising and damaging enterprise information resources. It includes mechanisms such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability, and spyware “phone home” signatures.

Our cloud-based analysis service, called WildFire, provides a near real-time analysis engine for detecting previously unseen modern malware. The core component of WildFire is a sandbox environment where files can be run and monitored for more than 70 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the WildFire service. By providing WildFire as a cloud-based service, all of our end-customers benefit from malware found on a single network.

Our URL filtering database consists of millions of URLs across many categories and is designed to monitor and control employee web surfing activities. The on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. URLs that are not categorized by the local URL database can be pulled into an on-appliance data cache from a very extensive, cloud-based URL database. The data filtering features in our platform enable policies that reduce the risks associated with the transfer of unauthorized files and data. This can be achieved by blocking files by type, by controlling sensitive data, such as credit card and social security numbers in application content or attachments, and by controlling file transfers within applications.

Single-Pass Parallel Processing Architecture (SP3). SP3 has two elements: single-pass software and parallel processing hardware.

Our single-pass software accomplishes two key functions in our platform. First, it performs operations once per packet. As a packet is processed, the networking functions, the policy lookup, the application identification and decoding, and the signature matching for any and all threats and content are all performed simultaneously. This significantly reduces the amount of processing required to perform multiple functions in one security device. Second, the content scanning step is stream-based and uses uniform signature matching to detect and block threats. Instead of using multiple scanning passes and file proxies, which require download prior to scanning, our single-pass software scans content once in a stream-based fashion to minimize latency. This results in very high throughput and low latency, even with all security functions active. It also offers a single, fully integrated policy, thus enabling easier management of enterprise network security.

Our parallel processing hardware is designed to optimize single-pass software performance through the use of separate data and control planes, which means that heavy utilization of one does not negatively impact the performance of the other. Our hardware also uses discrete, specialized processing groups to perform critical functions. On the data plane, this includes functions such as networking, policy enforcement, encryption and decryption, decompression, and content scanning. On the control plane, this includes configuration management, logging, and reporting.

We believe that the combination of single-pass software and parallel processing hardware is unique in the network security industry and allows our platform to safely enable applications at very high levels of performance and throughput.

PAN-OS Operating System. The PAN-OS operating system provides the foundation for our network security platform and contains App-ID, User-ID, and Content-ID. PAN-OS performs the core functions of our platform while also providing the networking, security, and management functions needed for implementation. The PAN-OS networking functions include dynamic routing, switching, high availability, and VPN support, which enables deployment into a broad range of networking environments.

Our platform has the ability to enable a series of virtual firewall instances or virtual systems. Each virtual system is an independent (virtual) firewall within the device that is managed separately and cannot be accessed or viewed by any other administrator of any other virtual system. This capability allows enterprises and service providers to separate firewall instances in departmental and multi-tenant managed services scenarios.

The security functions in PAN-OS are implemented in a single security policy and include application, application function, user, group, port, and service-based elements. Policy responses can range from open (allow but monitor for activity), to moderate (enabling certain applications or functions), to closed (deny). The tight integration of application control, users, and groups, and the ability to scan the allowed traffic for a wide range of threats minimizes the number of policies.

PAN-OS also includes attack protection capabilities, such as blocking invalid or malformed packets, IP defragmentation, TCP reassembly, and network traffic normalization. PAN-OS eliminates invalid and malformed packets, while TCP reassembly and IP de-fragmentation is performed to ensure the utmost accuracy and protection despite any attack evasion techniques.

Certifications. Our products have been awarded FIPS 140-2 Level 2, Common Criteria/NIAP EAL 2 and ICSA Firewall certifications and are in evaluation for Common Criteria/NIAP EAL4+ and NEBS certifications.

Products and Services

Appliances. All appliances come with the same rich set of features ensuring consistent operation across the entire product line. These features include: application visibility and control (App-ID), user identification (User-ID), site-to-site VPN, remote access SSL VPN, and Quality-of-Service (QoS). We classify our appliances based on throughput.

Panorama. Panorama is our centralized security management solution for global control of all of our appliances deployed on an end-customer’s network. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, NAT, QoS, policy based forwarding, decryption, application override, captive portal, and DDoS/DoS protection aspects of the appliances and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.

Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with the appliance. Virtual Systems provide a virtualization solution to our large enterprise and service provider end-customers that implement large data centers, private cloud, and public cloud security infrastructures and need to support a multi-tenant firewall environment.

Subscription Services. We offer a number of subscription services as part of our platform. These services include:

•

Threat Prevention Subscription. This service provides the intrusion detection and prevention capabilities of our platform. Our threat prevention engine blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. It includes mechanisms such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability, and spyware phone home signatures.

•

URL Filtering Subscription. This service provides the URL filtering capabilities of our platform. The URL filtering database consists of millions of URLs across many categories and is designed to monitor and control employee web surfing activities. The on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. URLs that are not categorized by the local URL database can be pulled into a separate, cache-based URL database from a very extensive, cloud-based URL database.

•

GlobalProtect Subscription. This service provides protection for mobile users of both traditional laptop devices and mobile devices. It expands the boundaries of the physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Windows and Apple laptops as well as such mobile devices as Apple iPhones and iPads, will stay connected to the corporate network whenever they are on a network of any kind. As a result they are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.

•

WildFire Subscription. This service provides protection against modern targeted malware. Its cloud-based analysis service provides a near real-time analysis engine for detecting previously unseen modern malware. The core component of this service is a sandbox environment where files can be run and monitored for more than 70 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the service. By providing this as a cloud-based service, all of our end-customers benefit from malware found on any network. WildFire is currently available with limited functionality for which we do not charge a subscription fee. We intend to charge a subscription fee in the future as we introduce advanced functionality into the service.

Support and Maintenance. We offer technical support on our products and subscriptions to our end-customers and channel partners. We offer Standard Support, Premium Support, and 4-hour Premium Support. Our channel partners that operate a Palo Alto Networks Authorized Support Center (ASC) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Technical Account Management (TAM) service that provides dedicated support for end-customers with unique or complex support requirements. We offer our end-customers ongoing maintenance services for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. These services are typically sold to end-customers for a one-year term at the time of the initial product sale and typically renew for successive one-year periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.

Professional Services. Professional services include on-location, hands-on experts that plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. We generally do not directly provide such professional services to our end-customers. Instead, we primarily deliver these resources through our authorized partners. These services include application traffic management, solution design and planning, configuration, and firewall migration. Our Education Services provide classroom-style training and are primarily delivered through our authorized partners.

Customers

We sell our platform through our channel partners to end-customers globally. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscription services, depending on size, security needs and requirements, and network complexity. As of July 31, 2012, we had shipped our products to over 9,000 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2012.

Backlog

Orders for services for multiple years are billed upfront shortly after receipt of an order and are included in deferred revenue. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as such orders may be rescheduled by our partners without penalty prior to shipment or delayed due to inventory constraints. Additionally, the majority of our product revenue comes from orders that are received and shipped in the same quarter.

Sales and Marketing

Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between the end-customers and the marketing and product development organizations. We established our sales organization in the Americas in 2007, in EMEA in 2008, and in APAC in 2009. For additional information about revenue and assets by geographic region, refer to Note 12 to Consolidated Financial Statements included in Part II, Item 8 of this report. We expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.

Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.

Channel Program. We work with channel partners that provide our platform to end-customers. We focus on building in-depth relationships with a smaller number of solutions-oriented partners that have strong network security expertise. As of July 31, 2012, we had approximately 750 channel partners. These channel partners are supported by our sales and marketing organization and consist of distributors and resellers with proven network security experience. Sales to these channel partners are subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. Approximately 56% of our total revenue in fiscal 2012 was derived from sales to three channel partners.

To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. Around the world, we maintain a two-tier open distribution model where value-added distributors and value-added resellers work together on a non-exclusive basis to market our platform, identify and close sales opportunities, and provide pre-sales and post-sales services to our end-customers. Our channel partner program, NextWave, rewards our channel partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support.

Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform, driving pipeline and end-customer demand, and operating the channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing is responsible for the channel program NextWave, as well as the channel enablement functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every six months, we publish a major market research paper called the “Application Usage and Risk Report,” which is based on the application and threat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.

Manufacturing

The manufacturing of our security products is outsourced to various contract manufacturers and original design manufacturers. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Our primary manufacturing partner is Flextronics International, Ltd., who assembles our products using design specifications, quality assurance programs, and standards that we establish, and procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.

We have entered into a written agreement with Flextronics pursuant to which they manufacture, assemble, and test our products. This agreement has an initial term of three years, which is automatically renewed for one-year terms, unless terminated by either party giving 180 days or more notice prior to the end of the term or upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.

The component parts within our products are either sourced by our contract manufacturers or by various suppliers. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing, which increases our exposure to supply shortages or price fluctuations related to raw materials.

Research and Development

Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing products. We believe that hardware and software both are critical to expanding our leadership in enterprise network security. Our engineering team has deep networking and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape.

We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customer and improving our competitive position. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.

We plan to continue to significantly invest in resources to conduct our research and development effort.

Competition

We operate in the intensely competitive network security market that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into four categories:

•	large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that incorporate network security features in their products;

•

large companies such as Intel Corporation, International Business Machines (IBM), and Hewlett-Packard Company (HP) that have acquired large network security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent network security vendors such as Check Point Software Technologies Ltd. and Fortinet, Inc. that offer network security products; and

•	small and large companies that offer point solutions that compete with some of the features present in our platform.

As our market grows, it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.

The principal competitive factors in our market include:

•	product features, reliability, performance, and effectiveness;

•	product line breadth, diversity, and applicability;

•	product extensibility and ability to integrate with other technology infrastructures;

•	price and total cost of ownership;

•	adherence to industry standards and certifications;

•	strength of sales and marketing efforts; and

•	brand awareness and reputation.

We believe we generally compete favorably with our competitors on the basis of these factors as a result of the features and performance of our platform, the ease of integration of our products with technological infrastructures, and the relatively low total cost of ownership of our products. However, many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, more diversified product lines, and larger and more mature intellectual property portfolios.

Intellectual Property

Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights.

As of July 31, 2012, we had six issued patents and 29 patent applications pending in the United States relating to our next-generation security platform. Our issued patents expire between 2021 and 2029. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We purchased a portion of our issued U.S. patents from other entities. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

If we become more successful, we believe that competitors will be more likely to try to develop products and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the network security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, or our end-customers, which our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors—Claims by others that we infringe their proprietary technology or other rights could harm our business” and “—Legal Proceedings” below for additional information.

Employees

As of July 31, 2012, we had 755 full-time employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. In addition, our management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this report. If we do not address these risks successfully, our business and operating results will be adversely affected, and our stock price could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next 12 months. For example, from the end of fiscal 2011 to the end of fiscal 2012, our headcount increased from more than 400 to more than 750 employees, and our number of end-customers increased from approximately 4,700 to over 9,000 during the same period. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties, which we are in the process of implementing, to help us accomplish this objective. We also intend to launch a new enterprise resource planning system in the second quarter of fiscal 2013. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, on September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We expect to incur additional expense in connection with these leases and the relocation of our headquarters, and we expect that the relocation could disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the trading price of our common stock to decline.

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	changes in the growth rate of the enterprise network security market;

•

the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase enterprise network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in end-customer attach rates and renewal rates for our services;

•

insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

•	any disruption in our channel or termination of our relationship with important channel partners, including as a result of consolidation among distributors and resellers of network security solutions;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	the cost and potential outcomes of existing and future litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	future accounting pronouncements or changes in our accounting policies;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred tax assets;

•

increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar; and

•	general economic conditions, both domestically and in our foreign markets.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet our revenue or other operating result expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We are involved in litigation in which Juniper alleges that our appliances infringe seven of its patents. If Juniper prevails in the litigation, we could be required to pay substantial damages for past sales of any infringing appliances, enjoined from manufacturing, using, selling, and importing such appliances if a license or other right to continue selling our appliances is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us.

In December 2011, Juniper Networks, Inc. filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our appliances infringe six of its U.S. patents. One or both of Nir Zuk and Yuming Mao are named inventors on each of the patents being asserted against us. Both Mr. Zuk and Mr. Mao were employed by NetScreen Technologies, Inc., which was acquired by Juniper in April 2004. Mr. Zuk left Juniper in 2005 and founded Palo Alto Networks in that same year. Mr. Mao joined Palo Alto Networks in 2006. Juniper seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed an answer to Juniper’s complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid.

On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” Under the doctrine of assignor estoppel, an inventor of a patented invention who assigns the patent to another for value cannot later challenge the validity of the patent. Under some circumstances, courts have held that the doctrine of assignor estoppel applies not only to the assigning inventor but also to a company in privity with the inventor. On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ‘634 patent) but denying Juniper’s motion as to the five other patents in suit. Pursuant to the order, we will not be able to argue in the District Court that the ‘634 patent is invalid. Under the Court’s order, however, we are not precluded from arguing that our appliances do not infringe the ‘634 patent. Juniper may re-assert its position on the doctrine of assignor estoppel as to the other patents in suit at later stages of the proceedings.

On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents (the added patents) but also to withdraw its allegations as to a previously-asserted patent (the withdrawn patent). This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. Our analysis of the added patents is in the early stages. Our response to the amended complaint is due October 12, 2012.

On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office will consider these requests and determine whether to order reexaminations within three months following the filing date of our requests. Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.

The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012, Juniper served its infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on

July 18, 2012. Neither the infringement contentions nor the invalidity contentions address the added patents; supplemental contentions concerning the added patents will be served in the future. A claims construction hearing, also known as a Markman hearing, as well as motions for summary judgment, are scheduled to be heard on November 11, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ‘634 patent) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

Should Juniper prevail on its claims that one or more of our appliances infringe one or more of its valid patents, we could be required to pay substantial damages for past sales of such appliances, enjoined from manufacturing, using, selling, and importing such appliances if a license or other right to continue selling our appliances is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter distributors from selling our appliances, and dissuade potential end-customers from purchasing our appliances, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We are vigorously defending the lawsuit. Given the early stage in the litigation, we are unable to predict the likelihood of success of Juniper’s infringement claims. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this report for more information related to this litigation.

Our revenue growth rate in recent periods may not be indicative of our future performance.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 115% and 143% in fiscal 2012 and 2011, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.

Other than for fiscal 2012, we have incurred net losses in all fiscal years since our inception, including net losses of approximately $12.5 million in fiscal 2011 and $21.1 million in fiscal 2010. As a result, we had an accumulated deficit of $80.0 million at July 31, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.

If we are unable to sell additional products and services to our end-customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers by selling additional products to secure other areas of our end-customers’ network and by upselling additional subscription services to provide increasing levels of network security. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional network security products and services as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.

Further, existing end-customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which is typically one year, and we cannot accurately predict renewal rates. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, services. If our end-customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of end-customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our end-customers will renew their subscriptions, and if our end-customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline.

We also depend on our installed end-customer base for future support and maintenance revenues. Our support and maintenance agreements are typically one year. If end-customers choose not to continue renewing their support and maintenance or seek to renegotiate the terms of support and maintenance agreements prior to renewing such agreements, our revenue may decline.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include networking companies such as Cisco and Juniper, large companies, such as Intel, IBM, and HP that have acquired large network security vendors in recent years, security vendors such as Check Point Software and Fortinet, and other point solution security vendors. New, privately held companies, as well as established public companies, are currently attempting to enter this market, some of which may become significant competitors in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.

In addition, some of our larger competitors have substantially broader and more diverse product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential end-customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. Many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee and Check Point’s acquisition of Nokia’s security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment such as Cisco and Juniper offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.

If we are unable to hire, retain, train, and motivate qualified personnel and senior management, our business could suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and operating results. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform. Additionally, any failure to hire, train, and adequately incentivize our sales personnel could negatively impact our growth. Further, the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our operating margins. In addition, we recently hired a new Senior Vice President, Worldwide Field Operations, and it will take time for this executive officer to become fully integrated into his new role. If we are not effective in managing the leadership transition in our sales organization, our business could be adversely impacted and our operating results and financial condition could be harmed.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.

Our employees do not have employment arrangements that require them to continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

We rely on third-party channel partners to sell substantially all of our products, and if our partners fail to perform, our ability to sell and distribute our products and services will be limited, and our operating results will be harmed.

Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our sales channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our third-party channel partners, we may not be able to incentivize these partners to sell our products to end-customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales, and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from them could harm our operating results. In addition, any new sales channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may also adversely impact our sales and operating results.

If we are not successful in executing our strategy to increase sales of our products to new and existing medium and large enterprise end-customers, our operating results may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our products to medium and large enterprises. Sales to these types of end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•

competition from larger competitors, such as Cisco, Check Point, and Juniper, that traditionally target larger enterprises, service providers, and government entities and that may have pre-existing relationships or purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;

•	more stringent requirements in our worldwide support service contracts, including stricter support response times and penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Because these evaluations are often lengthy, with significant size and scope and stringent requirements, we typically provide evaluation products to these end-customers. We may spend substantial time, effort, and money in our sales efforts without being successful in generating any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. In addition, any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations, resulting in a decline in the trading price of our common stock.

We rely on revenue from subscription and support services which may decline, and because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Services revenue accounts for a significant portion of our revenue, comprising 32% of total revenue in fiscal 2012, 29% of total revenue in fiscal 2011, and 25% of total revenue for fiscal 2010. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to three years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

If the network security market does not continue to adopt our network security platform, our sales will not grow as quickly as anticipated, and our stock price could decline.

We are seeking to disrupt the network security market with our network security platform. However, organizations that use legacy products and services for their network security needs may believe that these products and services sufficiently achieve their purpose. Organizations may also believe that our products and services only serve the needs of a portion of the network security market. Accordingly, organizations may continue allocating their IT budgets for legacy products and services and may not adopt our network security platform. If the market for network security solutions does not continue to adopt our network security platform, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue may not grow or may decline, which would have a material adverse effect on our operating results and financial condition.

If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing end-customer needs in the network security market, our competitive position and prospects will be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive, and time consuming research and development processes. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and services and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends in the network security industry, including the areas of mobility, virtualization, cloud computing and software defined networks (SDN), our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Defects, errors, or vulnerabilities in our products or services or the failure of our products or services to block a virus or prevent a security breach could harm our reputation and adversely impact our results of operations.

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability and compatibility that were not detected before shipping the product. Additionally, defects may cause our products or services to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, as a well-known provider of network security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our services to effectively update end-customers’ hardware products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

Any defects, errors or vulnerabilities in our products could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

Our business is subject to the risks of warranty claims, product returns, product liability, and product defects.

Our products are very complex and, despite testing prior to their release, they have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. For example, from time to time certain of our end-customers have experienced temporary delays or interoperability issues when implementing our products in large complex global deployments where our products are required to interoperate with a complex environment of third party products. The occurrence of hardware or software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. Although we may be indemnified by our contract manufacturers for product liability claims arising out of manufacturing defects, because we control the design of our products, we may not be indemnified for product liability claims arising out of design defects. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation.

Because we depend on third-party manufacturers to build our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.

We depend on third-party manufacturers, primarily Flextronics International Ltd., our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of Congo and adjoining countries, or conflicts minerals, may be included in our products. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose, and report whether or not our products contain conflicts minerals. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. Our contract with one of our contract manufacturers permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change contract manufacturers, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.

Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our third-party manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

Our products rely on key components, including integrated circuit components, which our contract manufacturers purchase on our behalf from a limited number of suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our operating results. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the necessary components for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our operating results.

We do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins and operating results could be negatively impacted. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs, which would negatively impact our revenue and gross margins. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or continue to manufacture such components, we could be forced to redesign our products and qualify new components from alternate suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.

Developing our products and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.

The sales prices of our products and services may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

We are exposed to the credit risk of some of our distributors and resellers and to credit exposure in weakened markets, which could result in material losses.

Most of our sales to our distributors and resellers are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.

We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts, although to date we generally have not done so. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted.

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•

greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

•

heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe; and

•	general economic and political conditions in these foreign markets.

These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, operating results, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government, affecting our ability to sell these products to the U.S. government.

If our products do not interoperate with our end-customers’ infrastructure, sales of our products and services could be negatively affected, which would harm our business.

Our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find defects in the hardware, we replace the hardware as part of our normal warranty process. If we find errors in the existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products and services, and our ability to sell products and services could be adversely affected. In addition, government and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or at a competitive disadvantage, which would harm our business, operating results, and financial condition.

Our ability to sell our products is dependent on the quality of our and our channel partners’ technical support services, and our or our channel partners’ failure to offer high quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and services, our sales, and our operating results.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and services to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of the larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly when the sales of our products exceed our internal forecasts. To the extent that we or our partners are unsuccessful in hiring, training, and retaining adequate support resources, our and our channel partners’ ability to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and services will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our or our channel partners failure to provide and maintain high quality support services would have a material adverse effect on our business, financial condition, and operating results.

False detection of applications, viruses, spyware, vulnerability exploits, data patterns or URL categories could adversely affect our business.

Our classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks, including our “Palo Alto Networks” name, in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. In 2007, our application to register our “Palo Alto Networks” trademark in the United States was refused, in part on the grounds that consumers may confuse it with a registered trademark owned by a third party. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this report for information related to pending litigation.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition, and operating results to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected products or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could seriously harm our business, financial condition, and operating results.

Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products without compensating us.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection or effectively enforce any issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we may be an attractive target for computer hackers, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, we may need to take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date. Any of these events would have a material adverse effect on our business, financial condition, and operating results.

Our use of open source software in our products could negatively affect our ability to sell our products and subject us to possible litigation.

Our products contain software modules licensed to us by third-party authors under “open source” licenses. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.

We license technology from third parties, and our inability to maintain those licenses could harm our business.

We incorporate technology that we license from third parties, including software, into our products and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against the Company, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and services containing that technology would be severely limited, and our business could be harmed.

Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

Misuse of our products could harm our reputation and divert resources.

Our products may be misused by end-customers or third parties that obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations, and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and operating results.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, passion for customers, and focus on execution, as well as facilitating critical knowledge transfer and knowledge sharing. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy. In addition, our recent initial public offering, or IPO, has created disparities in wealth among our employees, which may adversely impact relations among employees and our corporate culture in general.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, products, or technologies. However, we have not made any significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner. We are currently in the process of implementing a new enterprise resource planning system, and we may not be able to successfully implement and scale improvements to our enterprise resource planning system or other systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us improve our internal systems, processes, and controls. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.

We intend to implement a corporate structure more closely aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our proposed corporate structure, our financial condition and results of operations could be adversely affected.

We intend to reorganize our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This proposed corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This proposed corporate structure may also allow us to obtain financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the intended structure is not accepted by the applicable taxing authorities, changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the proposed structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the proposed structure and our future financial condition and results of operations may be negatively impacted.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, and income taxes.

If we fail to comply with environmental requirements, our business, financial condition, operating results, and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restrictions of

Hazardous Substances Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, the manufacturer of our hardware appliances and major component part suppliers comply with the EU RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling, and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.

Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results, and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, cyber-attacks, acts of terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO. Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $51.10 to $72.61, through September 30, 2012. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors;

•

litigation involving us, our industry, or both, including any developments with respect to our pending litigation, refer to the discussion under “Business—Legal Proceedings” included in Part I, Item 3 of this report for information related to our pending litigation;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	general economic conditions and trends, including continued economic uncertainty as a result of sovereign debt issues in Europe.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Upon release of the underwriters’ lockup from our IPO, which is currently scheduled to expire on January 15, 2013, approximately 61 million shares of common stock will be eligible for sale, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of up to approximately 41,000,000 shares of our common stock, or 60% of our total outstanding common stock, based on shares outstanding as of July 31, 2012, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of July 31, 2012, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 60% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.”

We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

As a result of becoming a public company, we are obligated to maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports, and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 105,664 square feet of space under a lease agreement that expires in March 2018. On September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We have an additional technical support center in Plano, Texas under a lease agreement that expires in October 2016. We also lease space for operations and sales personnel in locations throughout the United States and various international locations, including the Netherlands, Singapore, the United Kingdom, Japan, and France. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3.	LEGAL PROCEEDINGS

In December 2011, Juniper Networks, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware, alleging that our appliances infringe six of its U.S. patents: U.S. Pat. No. 8,077,723, titled “Packet Processing in a Multiple Processor System,” U.S. Pat. No. 7,779,459, titled “Method and Apparatus For Implementing a Layer 3/Layer 7 Firewall in an L2 Device,” U.S. Pat. No. 7,650,634, titled “Intelligent Integrated Network Security Device,” U.S. Pat. No. 7,302,700, titled “Method and Apparatus For Implementing a Layer 3/Layer 7 Firewall in an L2 Device,” U.S. Pat. No. 7,093,280, titled “Internet Security System,” and U.S. Pat. No. 6,772,347, titled “Method, Apparatus and Computer Program Product For a Network Firewall.” One or both of Nir Zuk and Yuming Mao are named inventors on each of the patents being asserted against us. Both Mr. Mao and Mr. Zuk were employed by NetScreen Technologies, Inc., which was acquired by Juniper in April 2004. Mr. Zuk left Juniper in 2005 and founded Palo Alto Networks in that same year. Mr. Mao joined Palo Alto Networks in 2006. Juniper seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed an answer to Juniper’s complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid.

On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” Under the doctrine of assignor estoppel, an inventor of a patented invention who assigns the patent to another for value cannot later challenge the validity of the patent. Under some circumstances, courts have held that the doctrine of assignor estoppel applies not only to the assigning inventor but also to a company in privity with the inventor. On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to U.S. Pat. No. 7,650,634 (the ‘634 patent) but denying Juniper’s motion as to the five other patents in suit. Pursuant to the order, we will not be able to argue in the District Court that the ‘634 patent is invalid. Under the Court’s order, however, we are not precluded from arguing that our appliances do not infringe the ‘634 patent. Juniper may re-assert its position on the doctrine of assignor estoppel as to the other patents in suit at later stages of the proceedings.

On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents: U.S. Pat. No. 7,734,752, titled “Intelligent Integrated Network Security Device for High-Availability Applications,” and U.S. Pat. No. 7,107,612, titled “Method, Apparatus and Computer Program Product for a Network Firewall,” (the added patents) but also to withdraw its allegations as to previously asserted U.S. Pat. No. 7,093,280 (the withdrawn patent). This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. Our analysis of the added patents is in the early stages. Our response to the amended complaint is due October 12, 2012.

On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office will consider these requests and determine whether to order reexaminations within three months following the filing date of our requests. Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.

The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012, Juniper served its infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012. Neither the infringement contentions nor the invalidity contentions address the added patents; supplemental contentions concerning the added patents will be served in the future. A claims construction hearing, also known as a Markman hearing, as well as motions for summary judgment, are scheduled to be heard on November 11, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ‘634 patent) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

Should Juniper prevail on its claims that one or more of our appliances infringe one or more of its valid patents, we could be required to pay substantial damages for past sales of such appliances, enjoined from manufacturing, using, selling, and importing such appliances if a license or other right to continue selling our appliances is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter distributors from selling our appliances, and dissuade potential end-customers from purchasing our appliances, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We are vigorously defending the lawsuit. Given the early stage in the litigation, we are unable to predict the likelihood of success of Juniper’s infringement claims.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.0001 par value per share, began trading on the New York Stock Exchange on July 20, 2012, where its prices are quoted under the symbol “PANW.”

Holders of Record

As of September 30, 2012 there were 340 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the fourth quarter of fiscal 2012 from the date of our IPO, July 20, 2012, through July 31, 2012, as regularly quoted on the New York Stock Exchange:

Year Ended July 31, 2012	High	Low
Fourth Quarter (from July 20, 2012)	$62.07	$51.10

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This chart compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index. The chart assumes $100 was invested on July 20, 2012, in the common stock of Palo Alto Networks, Inc, the NYSE Composite Index and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	Base Period 7/20/2012	Indexed Returns Period ended 7/31/2012
Palo Alto Networks, Inc.	$100.00	$107.55
NYSE Comp	$100.00	$101.34
NYSE Arca Tech 100	$100.00	$101.35

Recent Sales of Unregistered Securities

In December 2011, we issued 135,228 shares of our convertible preferred stock to an accredited investor, in exchange for the cancellation of warrants for an equivalent number of shares of our convertible preferred stock.

In January 2012, an accredited investor net exercised warrants to purchase an aggregate of 85,340 shares of our convertible preferred stock.

From August 1, 2011 through July 31, 2012, pursuant to the terms of our 2005 Equity Incentive Plan, we granted to our officers, directors, employees, consultants, and other service providers (i) options to purchase an aggregate of 7,494,534 shares of our common stock at exercise prices ranging from $10.77 to $20.19 per share, and (ii) an aggregate of 194,500 shares of our restricted common stock at purchase prices ranging from $0.00 to $15.50 per share.

From August 1, 2011 through July 31, 2012, pursuant to the terms of our 2005 Equity Incentive Plan, we issued and sold to our officers, directors, employees, consultants, and other service providers (i) an aggregate of 1,013,901 shares of our common stock upon the exercise of options at exercise prices ranging from $0.41 to $15.50 per share, for an aggregate exercise price of $1,965,932, and (ii) an aggregate of 191,500 shares of our restricted common stock in exchange for services.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

We filed a Registration Statement on Form S-1 (File No. 333-180620) for an IPO of common stock, which was declared effective by the Securities and Exchange Commission on July 19, 2012. The Registration Statement registered an aggregate of 7,130,000 shares of our common stock, including 930,000 shares registered for sale by us upon the exercise of the underwriters’ over-allotment option. On July 25, 2012, 5,617,259 shares of common stock were sold on our behalf, including 930,000 shares sold by us upon the exercise of the underwriters’ over-allotment option, and 1,512,741 shares of our common stock were sold on behalf of the selling stockholders, at an IPO price of $42.00 per share, for aggregate gross proceeds of $235.9 million to the Company and $63.5 million to the selling stockholders. Upon the completion of the sale of the shares referenced in the preceding sentence, the offering terminated.

The underwriters of that offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Barclays Capital Inc., UBS Securities LLC, and Raymond James & Associates, Inc. We paid to the underwriters underwriting discounts totaling approximately $16.5 million in connection with the offering. In addition, we incurred expenses of approximately $4.0 million in connection with the offering, which, when added to the underwriting discounts paid by us, amount to total expenses of approximately $20.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $215.4 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 20, 2012 pursuant to Rule 424(b).

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for fiscal 2012, 2011, and 2010 and the consolidated balance sheet data as of July 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for fiscal 2009 and 2008 and the consolidated balance sheet data as of July 31, 2010, 2009, and 2008 are derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this report and our consolidated financial statements and related notes included in Part II, Item 8 of this report.

	Year Ended July 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue:
Product	$174,462	$84,800	$36,789	$10,110	$2,605
Services	80,676	33,797	11,993	3,242	517

Total revenue	255,138	118,597	48,782	13,352	3,122
Cost of revenue:
Product(1)	44,615	21,766	10,822	3,952	1,476
Services(1)	25,938	10,507	4,812	2,324	1,377

Total cost of revenue	70,553	32,273	15,634	6,276	2,853

Total gross profit	184,585	86,324	33,148	7,076	269
Operating expenses:
Research and development(1)	38,570	21,366	12,788	8,208	7,460
Sales and marketing(1)	115,917	62,254	29,726	15,372	7,583
General and administrative(1)	26,207	13,108	11,291	2,536	1,725

Total operating expenses	180,694	96,728	53,805	26,116	16,768

Operating income (loss)	3,891	(10,404)	(20,657)	(19,040)	(16,499)
Interest income	18	3	4	52	358
Other income (expense), net	(1,110)	(1,651)	(424)	(5)	(42)

Income (loss) before income taxes	2,799	(12,052)	(21,077)	(18,993)	(16,183)
Provision for income taxes	2,062	476	56	12	4

Net income (loss)	$737	$(12,528)	$(21,133)	$(19,005)	$(16,187)

Net income (loss) attributable to common stockholders, basic and diluted	$—	$(12,528)	$(21,133)	$(19,005)	$(16,187)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.88)	$(1.78)	$(2.01)	$(2.56)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	19,569	14,201	11,901	9,435	6,322

(1)	Includes share-based compensation expense as follows:

	Year Ended July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of product revenue	$121	$27	$9	$6	$4
Cost of services revenue	653	179	46	9	4
Research and development	3,733	1,020	318	126	72
Sales and marketing	4,267	1,133	364	186	84
General and administrative	5,151	2,374	132	47	111

Total share-based compensation	$13,925	$4,733	$869	$374	$275

	July 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$322,642	$40,517	$18,835	$21,366	$1,290
Working capital (deficiency)	259,651	9,739	7,000	18,246	(1,470)
Total assets	407,804	91,172	38,119	28,213	6,170
Current and long-term notes payable	—	—	—	—	—
Preferred stock warrant liability	—	2,068	491	68	75
Redeemable convertible preferred stock	—	64,491	64,491	64,491	28,025
Common stock including additional paid-in capital	309,099	9,311	2,589	1,200	562
Total stockholders’ equity (deficit)	229,071	(71,454)	(65,648)	(45,904)	(27,537)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1a or in other parts of this report.

Overview

We have pioneered the next generation of network security with our innovative platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall, which delivers application, user, and content visibility and control integrated within the firewall through our proprietary hardware and software architecture. Our products and services can address a broad range of our end-customers’ network security requirements, from the data center to the network perimeter, as well as the distributed enterprise, which includes branch offices and a growing number of mobile devices.

We were founded in 2005 to address the limitations that exist in legacy approaches to network security and to restore the firewall as the most strategic point of network control. From 2005 to 2007, our activities were focused on research and development, which resulted in the commercial release of our first product, the PA-4000 Series, as well as our first subscription service, Threat Prevention, in 2007. Since then, we have continued to innovate and consistently introduce new products and services, including the PA-5000 Series and GlobalProtect subscription service in March 2011, and most recently the PA-200 and WildFire subscription service in November 2011.

We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is primarily generated from sales of our Next-Generation Firewall. All of our products incorporate our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, from branch offices to large data centers. Our platform can be centrally managed across an organization with our Panorama product. Services revenue includes sales from subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, and GlobalProtect subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware protection capabilities across fixed and mobile devices. When end-customers purchase a product, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. Sales of services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.

We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tier, indirect fulfillment model whereby we sell our products and services to our global distributor channel partners, which, in turn, sell our products and services to our reseller network, which then sell to our end-customers. Our channel partners purchase our products and services at a discount to our list prices and then resell them to our end-customers. Our channel partners receive an order from an end-customer prior to placing an order with us and generally do not stock appliances.

We had over 9,000 end-customers in over 100 countries as of July 31, 2012. Our end-customers represent a broad range of industries including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. During fiscal 2012, 64% of our revenue was generated from the Americas, 24% from Europe, the Middle East, and Africa (EMEA), and 12% from Asia Pacific and Japan (APAC). As of July 31, 2012, we had 755 employees.

We have experienced rapid growth in recent periods. For fiscal 2012, 2011, and 2010, revenues were $255.1 million, $118.6 million, and $48.8 million, respectively, representing year-over-year growth of 115% for fiscal 2012 and 143% for fiscal 2011, and our net income (loss) was $0.7 million, $(12.5) million and $(21.1) million, respectively. We have generated positive cash flow provided by operating activities in each of our last nine fiscal quarters.

On July 25, 2012, we closed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,259 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million.

We believe that the growth of our business and our short and long term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform within existing end-customers, and focus on end-customer satisfaction. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

We have experienced rapid growth and increased demand for our products over the last few years. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from existing infrastructure products, as well as effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business and operating results could be adversely affected.

Key Financial Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “—Financial Overview” and “—Results of Operations.” Deferred revenue, cash flow provided by (used in) operating activities, and free cash flow are discussed immediately below the following table.

	Year Ended July 31,
	2012	2011	2010
	(dollars in thousands)
Total revenue	$255,138	$118,597	$48,782
Year-over-year percentage increase	115.1%	143.1%	265.4%
Gross margin percentage	72.3%	72.8%	68.0%
Operating income (loss)	$3,891	$(10,404)	$(20,657)
Operating margin percentage	1.5%	(8.8)%	(42.3)%
Total deferred revenue at period end	$135,808	$67,255	$24,121
Cash flow provided by (used in) operating activities	$77,368	$32,102	$(2,683)
Free cash flow (non-GAAP)	$62,803	$19,102	$(4,368)

•

Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

•

Cash Flow Provided by (Used in) Operating Activities. We monitor cash flow provided by (used in) operating activities as a measure of our overall business performance. Our cash flow provided by (used in) operating activities is driven in large part by sales of our products and from up-front payments for both subscription and support and maintenance. Monitoring cash flow provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and share-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

•

Free Cash Flow. We define free cash flow as cash provided by (used in) operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. For fiscal 2011, our free cash flow was impacted by an increase in property, equipment, and other assets, of which $7.3 million was due to leasehold improvements for our headquarters. For fiscal 2012, our free cash flow was impacted by an increase in property, equipment, and other assets, of which $3.8 million was due to purchases of demonstration units for use by our customers in evaluating our products and services and $3.2 million was related to capitalized internally developed software costs related to the implementation of our enterprise resource planning system. We expect purchases of demonstration units to remain at consistent levels or increase as we introduce new products. We expect to continue to capitalize additional costs related to our enterprise resource planning system through the first half of fiscal 2013 and beyond.

	Year Ended July 31,
	2012	2011	2010
	(in thousands)
Cash Flow:
Cash flow provided by (used in) operating activities	$77,368	$32,102	$(2,683)
Less: purchase of property, equipment, and other assets	14,565	13,000	1,685

Free cash flow (non-GAAP)	$62,803	$19,102	$(4,368)

Net cash used in investing activities	$(14,565)	$(13,000)	$(1,685)

Net cash provided by financing activities	$219,322	$2,580	$1,837

Financial Overview

Revenue

We generate revenue from the sales of our products and services. As discussed further in “—Critical Accounting Policies and Estimates—Revenue Recognition” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Our total revenue is comprised of the following:

•

Product Revenue. The substantial majority of our product revenue is generated from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and Virtual Systems Upgrades. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter-to-quarter based on seasonal and cyclical factors.

•

Services Revenue. Services revenue is generated primarily from Threat Prevention, URL Filtering, and GlobalProtect subscriptions and support and maintenance. Our subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one year, and can be up to three years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to remain at consistent levels or increase as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

Cost of Revenue

Our total cost of revenue consists of cost of product revenue and cost of services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses, and share-based compensation. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs allocated based on headcount.

•

Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer. Our cost of product revenue also includes product testing costs, allocated costs, warranty costs, shipping costs, and personnel costs associated with logistics and quality control. We expect our cost of product revenue to increase as our product revenue increases.

•

Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support organization, allocated costs, and URL filtering database service fees. We expect our cost of services revenue to increase as our end-customer base grows.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, manufacturing costs, the mix of products sold, and the mix of revenue between products and services. For sales of our products, our higher throughput firewall products generally have higher gross margins than our lower throughput firewall products within each product series. For sales of our services, our subscriptions typically have higher gross margins than our support and maintenance. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of July 31, 2012, we expect to recognize approximately $62.5 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

•

Research and Development. Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype related expenses and allocated facilities costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

•

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, office equipment and software, depreciation of capital equipment, professional services, and allocated facilities costs. In the last 12 months, we have significantly increased the size of our sales force and have also substantially grown our local sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

•

General and Administrative. General and administrative expense consists of personnel costs as well as professional services. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal fees and costs associated with pending litigation, accounting, insurance, investor relations, and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this report for information related to pending litigation.

Interest Income

Interest income consists of income earned on our cash and cash equivalents. We have historically invested our cash in money-market funds. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of our preferred stock warrant liability. Convertible preferred stock warrants were classified as a liability on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other expense. These warrants were exercised during the second quarter of fiscal 2012, and therefore, we will no longer incur any charges related to these warrants. We expect other expense to decrease in the near term as a result of the exercise of the warrants and to remain at a consistent level thereafter.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We maintained a full valuation allowance for domestic deferred tax assets including net operating loss carryforwards and research and development and other tax credits. We expect the provision for income taxes to increase in absolute dollars in future years.

We have begun to reorganize our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This proposed corporate structure may allow us to reduce our overall effective tax rate over the long term through changes in how we use our intellectual property, international procurement, and sales operations. While we expect this corporate structure to result in a percentage of our pre-tax income being subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate, we are only in the initial phases of implementing this corporate structure, and any reduction in our overall effective tax rate that we may realize as a result of this proposed corporate structure would not have a material impact on our financial results in the near term. Moreover, we will incur expenses in the near term to establish this corporate structure, including expenses for establishing various international entities, adopting research and development cost-sharing arrangements, and entering into certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. However, we do not expect these expenses to have a material effect on our operating results.

Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$174,462	$84,800	$36,789
Services	80,676	33,797	11,993

Total revenue	255,138	118,597	48,782
Cost of revenue:
Product	44,615	21,766	10,822
Services	25,938	10,507	4,812

Total cost of revenue	70,553	32,273	15,634

Total gross profit	184,585	86,324	33,148

Operating expenses:
Research and development	38,570	21,366	12,788
Sales and marketing	115,917	62,254	29,726
General and administrative	26,207	13,108	11,291

Total operating expenses	180,694	96,728	53,805

Operating income (loss)	3,891	(10,404)	(20,657)
Interest income	18	3	4
Other income (expense), net	(1,110)	(1,651)	(424)

Income (loss) before income taxes	2,799	(12,052)	(21,077)
Provision for income taxes	2,062	476	56

Net income (loss)	$737	$(12,528)	$(21,133)

	Year Ended July 31,
	2012	2011	2010
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	68.4%	71.5%	75.4%
Services	31.6%	28.5%	24.6%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	17.5%	18.4%	22.2%
Services	10.2%	8.8%	9.8%

Total cost of revenue	27.7%	27.2%	32.0%

Total gross profit	72.3%	72.8%	68.0%

Operating expenses:
Research and development	15.1%	18.0%	26.2%
Sales and marketing	45.4%	52.5%	60.9%
General and administrative	10.3%	11.1%	23.2%

Total operating expenses	70.8%	81.6%	110.3%

Operating income (loss)	1.5%	(8.8)%	(42.3)%
Interest income	—%	—%	—%
Other income (expense), net	(0.4)%	(1.4)%	(0.9)%

Income (loss) before income taxes	1.1%	(10.2)%	(43.2)%
Provision for income taxes	0.8%	0.4%	0.1%

Net income (loss)	0.3%	(10.6)%	(43.3)%

Comparison of Fiscal 2012 and 2011

Revenue

	Year Ended July 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$174,462	68.4%	$84,800	71.5%	$89,662	105.7%
Services	80,676	31.6%	33,797	28.5%	46,879	138.7%

Total revenue	$255,138	100.0%	$118,597	100.0%	$136,541	115.1%

Revenue by geographic theater:
Americas	$161,873	63.4%	$73,145	61.7%	$88,728	121.3%
EMEA	61,994	24.3%	32,504	27.4%	29,490	90.7%
APAC	31,271	12.3%	12,948	10.9%	18,323	141.5%

Total revenue	$255,138	100.0%	$118,597	100.0%	$136,541	115.1%

Total revenue increased $136.5 million, or 115.1%, for fiscal 2012 compared to fiscal 2011. The revenue growth reflects the increasing demand for our product and service offerings. The increase in product revenue was primarily driven by an aggregate increase of more than 75% in product unit volume and the introduction of our higher-end PA-5000 Series as opposed to increases in the average selling prices of our other products, which remained relatively flat. The increase in services revenue was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription services to our existing end-customer base. Our total number of end-customers increased to over 9,000 at July 31, 2012 from approximately 4,700 at July 31, 2011.

With respect to geographic theaters, the Americas contributed the largest portion of this revenue increase because of its larger and more established sales force compared to our other theaters. We also experienced a significant increase in U.S. government sales as a result of our continued investment in our expanded U.S. government sales force. Revenue from both EMEA and APAC increased during this period primarily due to our investment in increasing the size of our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Year Ended July 31,
	2012		2011		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$44,615		$21,766		$22,849
Services	25,938		10,507		15,431

Total cost of revenue	$70,553		$32,273		$38,280

Gross profit:
Product	$129,847	74.4%	$63,034	74.3%	$66,813	0.1%
Services	54,738	67.8%	23,290	68.9%	31,448	(1.1)%

Total gross profit	$184,585	72.3%	$86,324	72.8%	$98,261	(0.5)%

Gross margin decreased 50 basis points for fiscal 2012 compared to fiscal 2011. The increase of 10 basis points in product margin was primarily due to an increase in sales volume as opposed to changes in average selling prices of our hardware on a per unit basis. This increase in margin was partially offset by the impact of introducing our PA-200, which is a lower throughput firewall product. On average, margins for firewall products with lower throughput are less than firewall products with higher throughput. The decrease of 110 basis points in services margin was primarily due to a decrease in average margins on revenue from support and maintenance as a result of an increase in personnel and other costs to support our expanding end-customer base, partially offset by higher margin subscriptions sales, while the mix in services revenue was largely unchanged on a period-over-period basis.

Operating Expenses

	Year Ended July 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$38,570	15.1%	$21,366	18.0%	$17,204	80.5%
Sales and marketing	115,917	45.4%	62,254	52.5%	53,663	86.2%
General and administrative	26,207	10.3%	13,108	11.1%	13,099	99.9%

Total operating expenses	$180,694	70.8%	$96,728	81.6%	$83,966	86.8%

Includes share-based compensation of:
Research and development	$3,733		$1,020		$2,713	266.0%
Sales and marketing	4,267		1,133		3,134	276.6%
General and administrative	5,151		2,374		2,777	117.0%

Total	$13,151		$4,527		$8,624	190.5%

Research and development expense increased $17.2 million, or 80.5%, for fiscal 2012 compared to fiscal 2011, primarily due to an increase in personnel costs of $11.6 million as we increased our headcount to support continued investment in our future product and service offerings and an increase in allocated costs and development costs of $4.4 million.

Sales and marketing expense increased $53.7 million, or 86.2%, for fiscal 2012 compared to fiscal 2011, primarily due to an increase in personnel costs of $30.6 million due to an increase in headcount and commissions. Additionally, marketing activity increased $7.1 million related to trade shows and conventions and marketing development programs, travel costs increased $5.0 million, and allocated costs increased $4.6 million. The remaining increase was due to increases in depreciation, facilities costs, and professional services costs.

General and administrative expense increased $13.1 million, or 99.9%, for fiscal 2012 compared to fiscal 2011, primarily due to an increase in personnel costs of $6.0 million and an increase in professional services costs of $5.2 million primarily related to overall growth to support the business and infrastructure building in preparation for being a public company. The remaining increase was due to an increase in allocated costs.

Other Expense, Net

	Year Ended July 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense net	$1,110	$1,651	$(541)	(32.8)%

The change in other expense, net was due to the increase in fair value of the preferred stock warrant liability during fiscal 2012 compared to fiscal 2011. In December 2011 and January 2012, these preferred stock warrants were exercised by the holders. As a result, we issued 197,000 shares of Series A redeemable convertible preferred stock and 24,000 shares of Series B redeemable convertible preferred stock, all of which converted to common stock at the time of our IPO. The amount for fiscal 2012 represents the change in fair value of the preferred stock warrant liability from the beginning of the period to the dates of exercise of the warrants. We do not expect to incur expenses related to these warrants in future periods.

Provision for Income Taxes

	Year Ended July 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,062	$476	$1,586	333.2%
Effective tax rate	73.7%	(3.9)%

We incurred tax expense for fiscal 2012, primarily due to foreign taxes, state income taxes, and U.S. federal alternative minimum tax. We have a full valuation allowance for our domestic deferred tax assets. The increase in the provision for fiscal 2012 compared to fiscal 2011 was primarily due to an increase in state income taxes, U.S. federal alternative minimum tax, and foreign taxes as a result of an increase in our taxable income.

Comparison of Fiscal 2011 and 2010

Revenue

	Year Ended July 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$84,800	71.5%	$36,789	75.4%	$48,011	130.5%
Services	33,797	28.5%	11,993	24.6%	21,804	181.8%

Total revenue	$118,597	100.0%	$48,782	100.0%	$69,815	143.1%

Revenue by geographic theater:
Americas	$73,145	61.7%	$30,632	62.8%	$42,513	138.8%
EMEA	32,504	27.4%	11,805	24.2%	20,699	175.3%
APAC	12,948	10.9%	6,345	13.0%	6,603	104.1%

Total revenue	$118,597	100.0%	$48,782	100.0%	$69,815	143.1%

Total revenue increased $69.8 million, or 143.1%, for fiscal 2011 compared to fiscal 2010. The revenue growth reflects the increasing demand for our product and service offerings. The increase in product revenue was primarily driven by an aggregate increase of more than 90% in product unit volume and the introduction of our higher-end PA-5000 Series as opposed to increases in the average selling prices of our other products. The increase in services revenue was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription services to our existing end-customer base. Our total number of end-customers increased to approximately 4,700 at July 31, 2011 from approximately 1,800 at July 31, 2010.

With respect to geographic theaters, the Americas contributed the largest portion of this revenue increase because of its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during this period primarily due to our investment in increasing the size of our sales force and number of partners in these theaters. EMEA grew at the fastest rate due to our expanded sales force and number of partners in this theater relative to the other theaters.

Cost of Revenue and Gross Margin

	Year Ended July 31,
	2011		2010		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$21,766		$10,822		$10,944
Services	10,507		4,812		5,695

Total cost of revenue	$32,273		$15,634		$16,639

Gross profit:
Product	$63,034	74.3%	$25,967	70.6%	$37,067	3.7%
Services	23,290	68.9%	7,181	59.9%	16,109	9.0%

Total gross profit	$86,324	72.8%	$33,148	68.0%	$53,176	4.8%

Gross margin increased 480 basis points for fiscal 2011 compared to fiscal 2010. The increase of 370 basis points in product margin was primarily due to changes in our product mix, including the impact of introducing our relatively higher throughput PA-5000 Series, and to a lesser extent, lower manufacturing costs. Sales of our higher throughput firewall products represented a larger proportion of the product volume sold during this period than our lower throughput firewall products. The increase of 900 basis points in services margin was primarily due to an increase in the volume of subscription sales, which have higher margins than our support and maintenance, partially offset by an increase in personnel and other costs to support our expanding end-customer base.

Operating Expenses

	Year Ended July 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$21,366	18.0%	$12,788	26.2%	$8,578	67.1%
Sales and marketing	62,254	52.5%	29,726	60.9%	32,528	109.4%
General and administrative	13,108	11.1%	11,291	23.2%	1,817	16.1%

Total operating expenses	$96,728	81.6%	$53,805	110.3%	$42,923	79.8%

Includes share-based compensation of:
Research and development	$1,020		$318		$702	220.8%
Sales and marketing	1,133		364		769	211.3%
General and administrative	2,374		132		2,242	1,698.5%

Total	$4,527		$814		$3,713	456.1%

Research and development expense increased $8.6 million, or 67.1%, for fiscal 2011 compared to fiscal 2010, primarily due to an increase in personnel costs of $6.2 million as we increased our headcount to support continued investment in our future product and service offerings and an increase in allocated costs of $1.2 million.

Sales and marketing expense increased $32.5 million, or 109.4%, for fiscal 2011 compared to fiscal 2010, primarily due to an increase in personnel costs of $22.8 million due to an increase in headcount and commissions. Ending headcount more than doubled from July 31, 2010 to July 31, 2011. Additionally, marketing activity increased $3.4 million related to trade shows and conventions and marketing development programs, travel costs increased $2.7 million, and allocated costs increased $1.6 million. The remaining increase was due to an increase in facilities costs.

General and administrative expense increased $1.8 million, or 16.1%, for fiscal 2011 compared to fiscal 2010, primarily due to an increase in personnel costs of $4.5 million related to overall growth to support the business, of which $1.6 million related to a charge for share-based compensation due to the modification of the terms of certain share-based awards for a former employee. There was an additional increase related to professional services of $2.2 million related to legal services for litigation and other services to support increased business activity. These increases were partially offset by a $6.0 million reduction in legal settlement expenses related to a litigation settlement agreement recorded in fiscal 2010.

Other Expense, Net

	Year Ended July 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense net	$1,651	$424	$1,227	289.4%

The change in other expense, net was due to the increase in fair value of the preferred stock warrant liability during fiscal 2011 compared to fiscal 2010.

Provision for Income Taxes

	Year Ended July 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$476	$56	$420	750.0%
Effective tax rate	(3.9)%	(0.3)%

We incurred tax expense despite having a consolidated loss before income taxes for fiscal 2011 and 2010, primarily due to foreign taxes and state income taxes. We have a full valuation allowance for our domestic deferred tax assets. The increase in the provision for fiscal 2011 compared to fiscal 2010 was primarily due to an increase in foreign income taxes on profits realized by our foreign subsidiaries due to our international expansion.

Liquidity and Capital Resources

	July 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$322,642	$40,517	$18,835

	Year Ended July 31,
	2012	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$77,368	$32,102	$(2,683)
Cash used in investing activities	(14,565)	(13,000)	(1,685)
Cash provided by financing activities	219,322	2,580	1,837

Net increase (decrease) in cash and cash equivalents	$282,125	$21,682	$(2,531)

At July 31, 2012, our cash and cash equivalents of $322.6 million were held for working capital purposes, of which approximately $2.9 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. We do not enter into investments for trading or speculative purposes.

Prior to fiscal 2010, we financed our operations primarily through private sales of equity securities and, more recently, cash generated from operations and our IPO. On July 25, 2012, we closed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,259 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million. In March 2012, we allowed our unused $10 million line of credit to expire. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for fiscal 2012 and fiscal 2011 was $77.4 million and $32.1 million, respectively. Cash used in operating activities for fiscal 2010 was $2.7 million.

For fiscal 2012, operating activities provided $77.4 million in cash as a result of net income of $0.7 million, non-cash charges of $20.7 million, and a net change of $55.9 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily due to a $68.6 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, partially offset by a $16.0 million increase in accounts receivable and a $11.1 million increase in prepaid expenses and other assets. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 50 days as of July 31, 2012.

For fiscal 2011, operating activities provided $32.1 million in cash, primarily as a result of a net loss of $12.5 million, offset by non-cash charges of $8.5 million as well as a net change of $36.1 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, and the change in fair value of our preferred stock warrant liability. The net change in our operating assets and liabilities was primarily the result of a $43.1 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $9.1 million increase in accrued compensation and other liabilities primarily due to deferred rent related to moving our headquarters from Sunnyvale, California to Santa Clara, California. These increases were partially offset by a $15.4 million increase in accounts receivable due to an increase in sales and a $5.1 million increase in prepaid expenses and other assets as a result of growth in our business. Our DSO was 57 days as of July 31, 2011.

For fiscal 2010, operating activities used $2.7 million in cash as a result of a net loss of $21.1 million, partially offset by non-cash charges of $2.4 million as well as a net change of $16.0 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $18.5 million increase in deferred revenue as a result of increases in sales of support and maintenance and subscriptions and a $9.4 million increase in accrued and other liabilities as a result of growth in our business. These increases were partially offset by a $10.7 million increase in accounts receivable due to an increase in sales and a $1.2 million increase in prepaid expenses and other assets as a result of growth in our business. Our DSO was 65 days as of July 31, 2010.

Investing Activities

Our investing activities have consisted of purchases of property, equipment, and other assets. We expect to continue to make such purchases to support continued growth of our business.

Cash used in investing activities for fiscal 2012, 2011, and 2010 was $14.6 million, $13.0 million, and $1.7 million, respectively, and was primarily the result of capital expenditures to purchase property and equipment, including $7.0 million for fiscal 2012 related to purchases of demonstration units for use by our customers in evaluating our products and services and capitalized internally developed software costs related to the implementation of our enterprise resource planning system and $7.3 million for fiscal 2011 related to moving our headquarters from Sunnyvale, California to Santa Clara, California.

Financing Activities

Our financing activities have primarily consisted of proceeds from the sale of our common stock in our IPO and redeemable convertible preferred stock and proceeds from the exercises of stock options.

For fiscal 2012, financing activities provided $219.3 million in cash, primarily as a result of net proceeds to us from our IPO and the exercises of stock options.

For fiscal 2011 and 2010, financing activities provided $2.6 million and $1.8 million in cash, respectively, primarily as a result of proceeds from the exercises of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of July 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations(1)	$14,239	$2,707	$5,295	$4,716	$1,521
Purchase obligations(2)	23,099	23,099	—	—	—

Total(3)(4)	$37,338	$25,806	$5,295	$4,716	$1,521

(1)	Consists of contractual obligations from non-cancellable office space under operating leases.
(2)	Consists of minimum purchase commitments of products and components with our independent contract manufacturer.
(3)	No amounts related to Financial Accounting Standards Board Accounting Standards Codification Topic 740-10, Income Taxes, are included. As of July 31, 2012, we had approximately $0.4 million of tax liabilities primarily related to withholding taxes.
(4)	In September 2012, we entered into two lease agreements for space in Santa Clara, California. Both leases expire in July 2023. We will make payments of approximately $0.5 million during fiscal 2013, $14.5 million from fiscal 2014 through fiscal 2015, $17.7 million from fiscal 2016 through fiscal 2017, and $61.7 million from fiscal 2020 through fiscal 2023.

Off-Balance Sheet Arrangements

Through July 31, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue from the sales of hardware and software products, subscriptions, support and maintenance, and other services primarily through a direct sales force and indirect relationships with distributors, resellers and strategic partners, which we refer to collectively as partners, and, to a lesser extent, directly to end-customers.

Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of service contract registration codes to verify delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partner’s success in sales to end-customers. Our partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns, stock rotation, and other programs based on our historical experience. These estimates involve inherent uncertainties and management’s judgment. If actual results deviate significantly from our estimates, our revenue could be adversely affected. We recognize services revenue from subscriptions and support and maintenance ratably over the contractual service period, which is typically one year, with some up to three years. Other services revenue is recognized as the services are rendered and has not been significant to date.

Most of our arrangements, other than renewals of subscriptions and support and maintenance, are multiple-element arrangements with a combination of hardware, software, subscriptions, support and maintenance, and other services. Products and services generally qualify as separate units of accounting. Our hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of our products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE) of selling price, if VSOE of selling price is not available, or best estimate of selling price (BESP), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

To determine the estimated selling price in multiple-element arrangements, we establish VSOE of selling price using the prices charged for a deliverable when sold separately and, for subscriptions and support and maintenance, based on the renewal rates and discounts offered to partners. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing, we evaluate whether a majority of the prices charged for a product, as represented by a percentage of list price, fall within a reasonable range. To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management. In determining BESP, we rely on certain assumptions and apply significant judgment. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and our revenue could be adversely affected.

In multiple-element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when the VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.

Share-Based Compensation

Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value. The fair value of option awards and purchases under our 2012 Employee Stock Purchase Plan (2012 ESPP) is estimated on the grant date. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.

The fair value of options and 2012 ESPP purchases is determined using the Black-Scholes option-pricing model. Our option-pricing model requires the input of the fair value of our common stock and other highly subjective assumptions, including the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation for our awards. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement.

Significant judgment is also required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made.

Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

Contract Manufacturer Liabilities

We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. We have employees in our manufacturing and operations organization who manage our relationship with our independent contract manufacturer, manage our supply chain, and monitor product testing and quality. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our partner upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we accrue for costs for manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer, which could have an adverse impact on our gross margins and profitability. To date, we have not accrued significant costs associated with this exposure. As of July 31, 2012, we had approximately $23.1 million of open orders with our contract manufacturer that are non-cancelable.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.

From time to time, we are involved in disputes, litigation, and other legal actions. We are vigorously defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. Refer to the discussion under “Commitments and Contingencies—Litigation” in Note 4 to Consolidated Financial Statements included in Part II, Item 8 of this report for information related to pending litigation.

Warranties

We generally provide a one-year warranty on hardware and a three-month warranty on software. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected. To date, we have not accrued any significant costs associated with our warranty.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore dollar and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at July 31, 2012 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Palo Alto Networks, Inc.

We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palo Alto Networks, Inc. at July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

October 4, 2012

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$322,642	$40,517
Accounts receivable, net of allowance for doubtful accounts of $164 and $6 at July 31, 2012 and 2011, respectively	45,642	29,677
Prepaid expenses and other current assets	13,373	6,646

Total current assets	381,657	76,840

Property and equipment, net	20,979	12,666
Other assets	5,168	1,666

Total assets	$407,804	$91,172

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,214	$5,435
Accrued liabilities	15,189	6,957
Accrued compensation	11,307	9,456
Deferred revenue	86,296	45,253

Total current liabilities	122,006	67,101
Deferred revenue—non-current	49,512	22,002
Preferred stock warrant liability	—	2,068
Other long-term liabilities	7,215	6,964
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued, and outstanding at July 31, 2012; 41,722 shares authorized and 41,084 shares issued and outstanding with liquidation preference of $64,760 at July 31, 2011	—	64,491
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value; 100,000 shares authorized, none issued and outstanding at July 31, 2012; no shares authorized, issued, and outstanding at July 31, 2011	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized, 67,852 shares issued and outstanding at July 31, 2012; 75,000 shares authorized, 19,751 issued and outstanding at July 31, 2011	7	2
Additional paid-in capital	309,092	9,309
Accumulated deficit	(80,028)	(80,765)

Total stockholders’ equity (deficit)	229,071	(71,454)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$407,804	$91,172

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31,
	2012	2011	2010
Revenue:
Product	$174,462	$84,800	$36,789
Services	80,676	33,797	11,993

Total revenue	255,138	118,597	48,782
Cost of revenue:
Product	44,615	21,766	10,822
Services	25,938	10,507	4,812

Total cost of revenue	70,553	32,273	15,634

Total gross profit	184,585	86,324	33,148

Operating expenses:
Research and development	38,570	21,366	12,788
Sales and marketing	115,917	62,254	29,726
General and administrative	26,207	13,108	11,291

Total operating expenses	180,694	96,728	53,805

Operating income (loss)	3,891	(10,404)	(20,657)

Interest income	18	3	4
Other expense, net	(1,110)	(1,651)	(424)

Income (loss) before income taxes	2,799	(12,052)	(21,077)
Provision for income taxes	2,062	476	56

Net income (loss)	$737	$(12,528)	$(21,133)

Net income (loss) attributable to common stockholders, basic and diluted	$—	$(12,528)	$(21,133)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.88)	$(1.78)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	19,569	14,201	11,901

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2009	41,084	$64,491	17,142	$2	$1,198	$(47,104)	$(45,904)
Net loss and comprehensive loss	—	—	—	—	—	(21,133)	(21,133)
Stock option exercises, net of unvested portion	—	—	2,684	—	513	—	513
Proceeds from issuance of restricted stock to non-employees	—	—	10	—	7	—	7
Share-based compensation	—	—	—	—	869	—	869
Repurchase of unvested restricted common stock from terminated employees	—	—	(46)	—	—	—	—

Balance as of July 31, 2010	41,084	64,491	19,790	2	2,587	(68,237)	(65,648)
Net loss and comprehensive loss	—	—	—	—	—	(12,528)	(12,528)
Stock option exercises, net of unvested portion	—	—	951	—	1,094	—	1,094
Share-based compensation	—	—	—	—	4,733	—	4,733
Repurchase of unvested restricted common stock from terminated employees	—	—	(990)	—	—	—	—
Proceeds from settlement of note receivable	—	—	—	—	895	—	895

Balance as of July 31, 2011	41,084	64,491	19,751	2	9,309	(80,765)	(71,454)
Net income and comprehensive income	—	—	—	—	—	737	737
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(41,305)	(67,517)	41,305	4	67,513	—	67,517
Issuance of common stock from initial public offering, net of offering costs	—	—	5,617	1	215,374	—	215,375
Stock option exercises, net of unvested portion and excess tax benefit	—	—	1,044	—	2,422	—	2,422
Share-based compensation for equity based awards	—	—	—	—	13,837	—	13,837
Repurchase of unvested restricted common stock from terminated employees	—	—	(57)	—	—	—	—
Issuance of restricted common stock to employees	—	—	192	—	—	—	—
Proceeds from settlement of note receivable	—	—	—	—	637	—	637
Exercise of preferred stock warrants	221	3,026	—	—	—	—	—

Balance as of July 31, 2012	—	$—	67,852	$7	$309,092	$(80,028)	$229,071

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$737	$(12,528)	$(21,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,134	2,189	1,123
Share-based compensation for equity based awards	13,837	4,733	869
Change in fair value of preferred stock warrants	958	1,577	423
Excess tax benefit from share-based compensation	(215)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,965)	(15,436)	(10,712)
Prepaid expenses and other assets	(11,063)	(5,114)	(1,163)
Accounts payable	3,779	2,734	894
Accrued and other liabilities	9,912	6,340	8,488
Deferred revenue	68,553	43,134	18,528
Reimbursement of cost of leasehold improvements	701	4,473	—

Net cash provided by (used in) operating activities	77,368	32,102	(2,683)

Cash flows from investing activities
Purchase of property, equipment, and other assets	(14,565)	(13,000)	(1,685)

Net cash used in investing activities	(14,565)	(13,000)	(1,685)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	215,375	—	—
Excess tax benefit from share-based compensation	215	—	—
Changes in restricted cash	1,221	—	—
Proceeds from exercise of stock options	1,956	1,775	1,854
Proceeds from issuance of stock to non-employees	—	—	7
Proceeds from settlement of notes receivable	637	895	—
Repurchase of restricted common stock from terminated employees	(82)	(90)	(24)

Net cash provided by financing activities	219,322	2,580	1,837

Net increase (decrease) in cash and cash equivalents	282,125	21,682	(2,531)
Cash and cash equivalents—beginning of period	40,517	18,835	21,366

Cash and cash equivalents—end of period	$322,642	$40,517	$18,835

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,355	$32	$9

Cash paid for interest	$23	$25	$1

Non-cash investing and financing activities
Conversion of preferred stock into common stock	$67,517	$—	$—

Change in liability for early exercise of stock options, net of vested portion	$333	$591	$1,317

Issuance of preferred stock upon exercise of warrant	$3,026	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Palo Alto Networks, Inc., located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation network security platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall that delivers application, user, and content visibility and control integrated within the firewall through our proprietary operating system, hardware, and software architecture. We primarily sell our products and services to end-customers through distributors, resellers, and strategic partners, and infrequently directly to end-customers (collectively partners), who are supported by our sales and marketing organization, in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).

Initial Public Offering

In July 2012, we completed our initial public offering whereby 6,200,000 shares of common stock were sold to the public at a price of $42.00 per share. We sold 4,687,000 common shares and selling stockholders sold 1,513,000 common shares. In connection with the exercise of the underwriters’ over-allotment option, 930,000 additional shares of common stock were sold to the public at the initial offering price of $42.00 per share. We received aggregate proceeds of $219,400,000 from the initial public offering and the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $4,000,000. As of July 31, 2012 unpaid offering expenses have been accrued against the proceeds and are presented as a reduction of proceeds from our initial public offering, net of offering costs in the consolidated financial statements. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock automatically converted into 41,305,000 shares of common stock.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the best estimate of selling price for our products and services, share-based compensation, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, and warranty liabilities. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Concentrations

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain a substantial portion of our cash and cash equivalents in money market funds invested in U.S. Treasury related obligations. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Our accounts receivables are primarily derived from our partners representing various geographical locations. We perform ongoing credit evaluations of our partners and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2012, two partners represented 38% and 12% of our gross accounts receivable. For fiscal 2012, three partners represented 22%, 21%, and 13% of our total revenue. We rely on an independent contract manufacturer to assemble all of our products and sole suppliers for a certain number of our components.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). We have no components of other comprehensive income or loss, and accordingly, net income (loss) equals comprehensive income (loss) for all periods presented.

Foreign Currency Translation/Transactions

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies have been re-measured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses are not significant to the financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments held at financial institutions, such as commercial paper, money market funds, and other money market securities with original maturities of three months or less at date of purchase to be cash equivalents.

Fair Value of Financial Instruments

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.

Effective February 1, 2012, we adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each partner’s expected ability to pay, and the collection history with each partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2012 and 2011, the allowance for doubtful accounts activity was not significant.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to seven years. Demonstration units are transferred from inventory at cost and are amortized over 18 months from the date of transfer. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Impairment of Long-Lived Assets

We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through July 31, 2012, we have not written down any of our long-lived assets as a result of impairment.

Warranties

We generally provide a one-year warranty on hardware and a three-month warranty on software. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. To date, we have not accrued any significant costs associated with our warranty.

Contract Manufacturer Liabilities

We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our partner upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer. To date, we have not accrued any significant costs associated with this exposure.

Revenue Recognition

We generate revenue from the sales of hardware and software products, subscriptions, support and maintenance, and other services primarily through a direct sales force and indirect relationships with our partners.

Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of service contract registration codes to verify delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partner’s success in sales to end-customers. Our partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns, stock rotation, and other programs based on our historical experience. To date, these estimates have not been significant. We recognize services revenue from subscriptions and support and maintenance ratably over the contractual service period, which is typically one year, with some up to three years. Other services revenue is recognized as the services are rendered and has not been significant to date.

Most of our arrangements, other than renewals of subscriptions and support and maintenance, are multiple-element arrangements with a combination of hardware, software, subscriptions, support and maintenance, and other services. Products and services generally qualify as separate units of accounting. Our hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of our products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE) of selling price, if VSOE of selling price is not available, or best estimate of selling price (BESP), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the estimated selling price in multiple-element arrangements, we establish VSOE of selling price using the prices charged for a deliverable when sold separately and, for subscriptions and support and maintenance, based on the renewal rates and discounts offered to partners. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing we evaluate whether a majority of the prices charged for a product, as represented by a percentage of list price, fall within a reasonable range. To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when the VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.

We account for multiple agreements with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.

Revenues are reported net of sales taxes. Shipping charges billed to partners are included in revenues and related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are also expensed as incurred. After receipt of a partner order, any amounts billed in excess of revenue recognized are recorded as deferred revenue.

Advertising Costs

Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $1,604,000, $757,000, and $366,000 during the years ended July 31, 2012, 2011, and 2010, respectively.

Software Development Costs

Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. We capitalized a total of $3,226,000 and nil during the years ended July 31, 2012 and 2011, respectively. These capitalized costs consisted of the external direct costs and the internal payroll and payroll related costs that are related to the implementation of our enterprise resource planning software system. Upon being placed in service, these costs will be depreciated over an estimated useful life of up to five years. To date we have not recorded any costs related to the amortization of internally developed software.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations.

Share-Based Compensation

Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. The fair value of option awards and purchases under the 2012 Employee Stock Purchase Plan (2012 ESPP) is estimated using the Black-Scholes option-pricing model. This model requires the input of the fair value of our common stock and that at the date of grant we determine the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures. Prior to our initial public offering in July 2012, we made assumptions regarding the fair value of our common stock.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We will prospectively adopt this standard on August 1, 2012. We believe that adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.

2. Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	July 31, 2012		July 31, 2011
Description	Level 1	Level 3	Level 1	Level 3
Money market funds	$250,005	$—	$14,023	$—
Preferred stock warrant liability	—	—	—	2,068

The following table presents the fair value activity for preferred stock warrant liability (in thousands):

Level 3
Balance at July 31, 2010	$491
Change in fair value of preferred stock warrant liability	1,577
Realized losses (gains)	—

Balance at July 31, 2011	2,068

Change in fair value of preferred stock warrant liability	958
Realized losses (gains)	—
Settlements, net	(3,026)

Balance at July 31, 2012	$—

3. Other Financial Information

Property and equipment, net consisted of the following (in thousands):

	July 31,
	2012	2011
Computers, equipment, and software	$12,016	$4,149
Leasehold improvements	8,913	7,324
Demonstration units	8,440	4,605
Furniture and fixtures	2,436	1,518

Total property and equipment	31,805	17,596
Less: accumulated depreciation and amortization	(10,826)	(4,930)

Total property and equipment, net	$20,979	$12,666

Depreciation and amortization expense related to property and equipment during the years ended July 31, 2012, 2011, and 2010 was $6,057,000, $2,167,000, and $1,111,000, respectively.

Accrued liabilities consisted of the following (in thousands):

	July 31,
	2012	2011
Accrued expenses payable	$11,497	$4,039
Other liabilities	3,692	2,918

Total accrued liabilities	$15,189	$6,957

Other long-term liabilities consisted of the following (in thousands):

	July 31,
	2012	2011
Deferred rent	$5,774	$4,792
Other long-term liabilities	1,441	2,172

Total other long-term liabilities	$7,215	$6,964

4. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2018.

In October 2010, we entered into a seven-year lease agreement for corporate office space in Santa Clara, California. This lease allows for two separate five-year options to extend the lease term. This lease also has an allowance for tenant improvements and a one year rent holiday. Beginning in year two of the lease, the payments will be approximately $1,504,000 a year. For the year ended July 31, 2011, we received reimbursement for the cost of leasehold improvements totaling $4,472,000. In determining rent expense, we included the allowance for tenant improvements, which are treated as an adjustment to deferred rent when received and will be recognized as a reduction of rent expense over the lease term, and the one year rent holiday in our calculations.

Rent expense was $2,258,000, $1,393,000, and $805,000 for the years ended July 31, 2012, 2011, and 2010, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of July 31, 2012, are as follows (in thousands):

Years ending July 31:
2013	$2,707
2014	2,840
2015	2,455
2016	2,415
2017 and thereafter	3,822

Total	$14,239

Contract Manufacturer Commitments

Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of July 31, 2012, we had $23,099,000 of open orders.

Litigation

We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

Beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us in the U.S. District Court for the Northern District of California alleging, among other claims, patent infringement. In January 2011, we entered into a settlement agreement with Fortinet, Inc. to the mutual satisfaction of both parties. Under the terms of the settlement agreement, we agreed to pay Fortinet, Inc. $6,000,000 over a period of three years. We recorded the cost related to the settlement as of July 31, 2010. As of July 31, 2012, $1,500,000 remained payable under this settlement and is included in accrued and other long-term liabilities in our consolidated statement of financial position.

In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ‘634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. A trial date has been scheduled for February 24, 2014, and we are vigorously defending ourselves from such claims. Given the early stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

In addition to the above matter, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss.

To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. We do not currently believe that it is reasonably possible that additional losses in connection with litigation arising in the ordinary course of business would be material.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our end-customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our end-customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in their company capacities. To date, there have been no claims under any indemnification provisions.

5. Redeemable Convertible Preferred Stock

Prior to our initial public offering on July 19, 2012, we had the following redeemable convertible preferred stock outstanding, all of which was converted to common stock in connection with our initial public offering (in thousands):

	July 19, 2012			July 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A Preferred	19,016	19,013	$9,507	19,016	18,816	$9,408
Series B Preferred	9,532	9,531	18,776	9,532	9,507	18,729
Series C Preferred	13,174	12,761	36,624	13,174	12,761	36,623

Total	41,722	41,305	$64,907	41,722	41,084	$64,760

Significant terms of Series A, B, and C redeemable convertible preferred stock were as follows:

Voting Rights

The holders were entitled to one vote for each share of common stock into which the share may be converted. The holders of the redeemable convertible preferred stock and common stock vote together and not as separate classes.

Dividends

The holders were entitled, when, as, and if declared by the board of directors, and prior and in preference to common stock, to non-cumulative dividends at a rate of 8% per annum of the respective original issue price for each series of redeemable convertible preferred stock. No dividends were ever declared related to any series of our redeemable convertible preferred stock.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, all assets available for distribution among the holders of preferred stock would have been distributed to them in the following order: each holder of shares of Series A through Series C were entitled to receive an amount equal to the original issue price (Series A $0.50 per share, Series B $1.97 per share, Series C $2.87 per share) plus all declared and unpaid dividends. Any remaining available funds would have been distributed to holders of common stock and preferred stock on a pro-rata basis up to three times the original issue price. If the available funds were insufficient to permit full payment of each Series’ original issue price, the available funds would have been allocated based on the number of shares of preferred stock outstanding on a pro-rata basis.

Conversion

Shares of preferred stock were convertible, at any time or from time to time, at the option of the holder, into shares of common stock at a conversion price determined under the guidelines detailed in the Certificate of Incorporation. Shares of preferred stock were automatically converted to common stock just prior to the closing of our initial public offering as the aggregate proceeds from the initial public offering exceeded $50 million. As of July 31, 2011, the conversion ratio for all series of preferred stock was one-to-one.

Redemption

The holders of preferred stock had no voluntary rights to redeem shares. A liquidation or winding up of the Company, a greater than 50% change in control, or a sale of substantially all of our assets would have constituted a redemption event. Although the redeemable convertible preferred stock was not mandatorily redeemable or redeemable at any point during which the shares were outstanding, a liquidation or winding up of the Company would have constituted a redemption event outside our control. Therefore, all shares of redeemable convertible preferred stock were presented outside of permanent equity.

6. Stockholders’ Equity (Deficit)

In July 2012, in connection with our initial public offering, we issued 4,687,000 shares of our common stock at a price of $42.00 per share. In addition, as discussed above, all shares of outstanding redeemable convertible preferred stock were converted to a total of 41,305,000 shares of common stock upon our initial public offering.

At July 31, 2012, we reserved 25,796,000 shares of common stock for issuance under our equity award plans.

7. Equity Award Plans

2012 Equity Incentive Plan

Our 2012 Equity Incentive Plan (2012 Plan) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering. The 2012 Plan replaced our 2005 Equity Incentive Plan (2005 Plan). Our 2012 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants.

Awards granted under our 2005 Plan vest over the periods determined by the board of directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of a non-statutory stock option and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant.

A total of 10,571,000 shares of our common stock are reserved for issuance pursuant to the 2012 Plan and includes shares that are (i) reserved but unissued under the 2005 Plan on the effective date of the 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve will increase by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.

2012 Employee Stock Purchase Plan

Our 2012 ESPP was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective upon completion of our initial public offering.

The 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately six months starting on the first trading date on or after March 15 and September 15 of each year, except for the first offering period, which commenced on July 19, 2012 and will end on the first trading day on or after March 15, 2013. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares during a six month period or $25,000 worth of stock for each calendar year.

A total of 1,000,000 shares of our common stock are available for sale under the 2012 ESPP. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve will increase by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.

2005 Plan

Our 2005 Plan was terminated upon the completion of our initial public offering. Awards that were outstanding upon termination remained outstanding pursuant to their original terms.

Share-Based Compensation

We record share-based compensation awards based on fair value as of the grant date. For option awards and ESPP purchases we use the Black-Scholes option-pricing model to determine fair value. We recognize such costs to compensation expense on a straight-line basis over the employee’s requisite service period. The assumptions for our option-pricing model are determined as follows:

Fair Value of Common Stock

Prior to our initial public offering, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions.

Risk-Free Interest Rate

We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

Expected Term

The expected term represents the period that our share-based awards are expected to be outstanding. We determined the expected term assumption based on our historical exercise behavior combined with estimates of the post-vesting holding period.

Volatility

We determine the price volatility factor based on the historical volatilities of our peer group as we did not have a sufficient trading history for our common stock.

Dividend Yield

The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the assumptions relating to our stock options as follows:

	Year Ended July 31,
	2012	2011	2010
Risk-free interest rate	0.7% – 1.1%	0.8% – 1.8%	2.0% – 3.0%
Expected term	4 – 6 years	4 years	6 years
Volatility	49% – 51%	49%	51% – 53%
Dividend yield	— %	— %	— %

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—July 31, 2011	455	8,195	$2.48	8.6	$59,987
Additional shares authorized	17,295	—	—
Options granted	(7,826)	7,826	15.40
Restricted stock awards granted	(192)	—	—
Options forfeited	782	(782)	5.48
Repurchased	57	—	—
Options exercised	—	(1,014)	1.94

Balance—July 31, 2012	10,571	14,225	9.46	8.3	678,248

Options vested and expected to vest—July 31, 2012		13,356	$9.17	8.2	$640,687

Options exercisable—July 31, 2012		4,469	$2.87	6.6	$242,533

The weighted-average fair value of employee options granted for the years ended July 31, 2012, 2011, and 2010 was $8.17, $2.90, and $0.86, respectively. The intrinsic value of employee options exercised for the years ended July 31, 2012, 2011, and 2010 was $20,334,000, $3,854,000, and $2,799,000, respectively. The grant date fair value of employee options vested for the years ended July 31, 2012, 2011, and 2010 was $6,960,000, $1,777,000, and $584,000, respectively.

At July 31, 2012, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $62,493,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.

In January 2012, we granted 192,000 restricted stock awards that vest based on a service condition, which is four years, and a liquidity condition. A liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of our initial public offering. The grant date fair value of the restricted stock awards was approximately $3,000,000 and is being recognized as share-based compensation expense over the service period using an accelerated attribution method.

During fiscal 2012, compensation expense recognized in connection with the 2012 ESPP was $172,000. The following table summarizes the assumptions related to the 2012 ESPP:

Year Ended July 31, 2012
Risk-free interest rate	0.14%
Expected term	< 1 year
Volatility	46%
Dividend yield	—%

Share-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Cost of revenue	$774	$206	$55
Research and development	3,733	1,020	318
Sales and marketing	4,267	1,133	364
General and administrative	5,151	2,374	132

Total	$13,925	$4,733	$869

For fiscal 2012, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $854,000 of compensation expense within research and development expense.

For fiscal 2011, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $1,626,000 of compensation expense within general and administrative expense.

8. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended July 31,
	2012	2011	2010
United States	$1,646	$(12,654)	$(21,264)
Foreign	1,153	602	187

Total	$2,799	$(12,052)	$(21,077)

The provision for income taxes consisted of the following (in thousands):

	Year Ended July 31,
	2012	2011	2010
Federal:
Current	$525	$—	$—
Deferred	—	—	—
State:
Current	647	24	13
Deferred	—	—	—
Foreign:
Current	861	490	45
Deferred	29	(38)	(2)

Total	$2,062	$476	$56

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following:

	Year Ended July 31,
	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	9.7	4.6	4.9
Change in valuation allowance	(85.4)	(26.9)	(40.1)
Foreign income at other than U.S. rates	17.2	(1.8)	0.1
Share-based compensation	66.6	(6.9)	(1.0)
Preferred stock warrant liability	12.3	(5.0)	(0.8)
Meals and entertainment	11.9	(1.5)	(0.4)
Other, net	7.4	(0.4)	3.0

Total	73.7%	(3.9)%	(0.3)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	July 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$12,065	$7,752
Net operating loss carryforwards	10,632	21,140
Research and development and foreign tax credits	3,911	3,025
Share-based compensation	2,956	247

Gross deferred tax assets	29,564	32,164
Valuation allowance	(29,555)	(32,126)

Total deferred tax assets	9	38
Deferred tax liabilities	—	—

Total	$9	$38

A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2012, we have provided a valuation allowance for our federal and state deferred tax assets that we believe are more likely than not unrealizable. The net valuation allowance decreased by approximately $2,571,000 during fiscal 2012. As of July 31, 2012, we had federal and state net operating loss carryforwards of approximately $23,920,000 and $43,574,000, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carryforwards will expire from the years ending July 31, 2027 through 2032 while state net operating loss carryforwards will begin to expire from the years ending July 31, 2015 through 2032.

We also have federal and state research and development tax credit carryforwards of approximately $2,205,000 and $2,169,000, respectively. If not utilized, the federal credit carryforwards will expire in various amounts from the years ended July 31, 2027 through 2032. The state credit will carry forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of July 31, 2012, the amount of excess tax benefits from stock options included in federal and state net operating losses is $33,000 and $416,000, respectively. The impact of this excess tax benefit is recognized as additional paid-in capital.

As of July 31, 2012, we had $2,630,000 of unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. As of July 31, 2012, our federal, state, and foreign returns for the tax years 2007 through the current period are still open to examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of July 31, 2012 and 2011, we have not accrued any penalties and the provision for interest was $72,000 and $21,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Unrecognized tax benefits at the beginning of the period	$1,972	$1,061	$759
Additions for tax positions taken in prior years	9	320	—
Reductions for tax positions taken in prior years	—	—	—
Additions for tax positions related to the current year	649	591	302
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits at the end of the period	$2,630	$1,972	$1,061

As of July 31, 2012, we have not made any tax provision for U.S. federal and state income taxes on approximately $1,479,000 of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes. The amount of unrecognized deferred tax liability was not significant.

9. Net Income (Loss) Per Share

We compute net income (loss) per share of common stock using the two-class method required for participating securities. Immediately prior to the completion of our initial public offering on July 19, 2012, all shares of outstanding redeemable convertible preferred stock were automatically converted to common stock.

Prior to the conversion of redeemable convertible preferred stock, we considered all series of our redeemable convertible preferred stock to be participating securities as the holders were entitled to participate in common stock dividends with common stock on an as-converted basis. The holders of our redeemable convertible preferred stock were also entitled to non-cumulative dividends prior and in preference to common stock and did not have a contractual obligation to share in the losses of the Company. Additionally, we consider shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net income to determine net income (loss) attributable to common stockholders.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by basic weighted-average shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended July 31,
	2012	2011	2010
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$737	$(12,528)	$(21,133)
Less: undistributed earnings allocated to participating securities	(737)	—	—

Net income (loss) attributable to common stockholders, basic and diluted	$—	$(12,528)	$(21,133)

Weighted-average shares used to compute net income (loss) per share:
Weighted-average shares used to compute net income (loss) per share, basic and diluted	19,569	14,201	11,901

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.88)	$(1.78)

The following outstanding options, warrants, and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended July 31,
	2012	2011	2010
Options to purchase common stock	4,116	8,195	5,621
Redeemable convertible preferred stock	—	41,084	41,084
Warrants to purchase redeemable convertible preferred stock	—	225	225

10. Employee Benefit Plan

We have established a 401(k) tax-deferred savings plan (401(k) Plan) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

11. Related Party Transactions

Employee Notes Receivable

Certain senior management exercised stock options early or purchased restricted stock in exchange for promissory notes bearing annual interest of 2% to 5% payable to us. These notes were secured by the underlying shares purchased and we had the right to repurchase such unvested shares upon employee termination at the original issuance price. Because we only had recourse to the underlying shares, we deemed the exercise of the stock options or purchase of the restricted stock to be non-substantive. As such, the notes receivable are not reflected in these consolidated financial statements and the related stock transactions were recorded at the time the notes receivable were settled in cash.

Employee notes receivable as of July 31, 2012 and 2011 was nil and $596,000, respectively.

12. Segment Information

We conduct business globally and are primarily managed on a geographic theater basis. Our chief operating decision maker reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic theater based on the billing address of the partner is as follows (in thousands):

	Year Ended July 31,
	2012	2011	2010
Revenue:
Americas
United States	$151,435	$69,696	$29,804
Other Americas	10,438	3,449	828

Total Americas	161,873	73,145	30,632

EMEA	61,994	32,504	11,805
APAC	31,271	12,948	6,345

Total revenue	$255,138	$118,597	$48,782

Substantially all of our assets were attributable to the Americas operations as of July 31, 2012 and 2011.

13. Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited financial data for each of the two years ended July 31, 2012 (in thousands, except per share amounts):

	Three Months Ended
	Oct. 31, 2011	Jan. 31, 2012	Apr. 30, 2012	Jul. 31, 2012
Revenue:
Product	$42,861	$38,638	$43,524	$49,439
Services	14,252	18,045	22,176	26,203

Total revenue	57,113	56,683	65,700	75,642
Cost of revenue:
Product	10,310	10,248	11,524	12,533
Services	4,530	5,265	7,109	9,034

Total cost of revenue	14,840	15,513	18,633	21,567

Total gross profit	42,273	41,170	47,067	54,075
Operating expenses:
Research and development	7,848	8,514	10,462	11,746
Sales and marketing	22,368	25,612	30,216	37,721
General and administrative	5,157	5,768	6,430	8,852

Total operating expenses	35,373	39,894	47,108	58,319

Operating income (loss)	6,900	1,276	(41)	(4,244)
Interest income	2	2	3	11
Other income (expense), net	(464)	(566)	(3)	(77)

Income (loss) before income taxes	6,438	712	(41)	(4,310)
Provision (benefit) for income taxes	2,322	288	(837)	289

Net income (loss)	$4,116	$424	$796	$(4,599)

	Three Months Ended
	Oct. 31, 2010	Jan. 31, 2011	Apr. 30, 2011	Jul. 31, 2011
Revenue:
Product	$14,119	$19,491	$22,106	$29,084
Services	6,043	7,559	9,053	11,142

Total revenue	20,162	27,050	31,159	40,226
Cost of revenue:
Product	3,723	4,764	5,516	7,763
Services	1,790	2,373	2,754	3,590

Total cost of revenue	5,513	7,137	8,270	11,353

Total gross profit	14,649	19,913	22,889	28,873
Operating expenses:
Research and development	4,288	4,748	5,401	6,929
Sales and marketing	10,359	13,370	15,018	23,507
General and administrative	2,191	2,600	4,499	3,818

Total operating expenses	16,838	20,718	24,918	34,254

Operating income (loss)	(2,189)	(805)	(2,029)	(5,381)
Interest income	1	1	1	—
Other income (expense), net	(207)	(396)	(592)	(456)

Income (loss) before income taxes	(2,395)	(1,200)	(2,620)	(5,837)
Provision (benefit) for income taxes	114	132	87	143

Net income (loss)	$(2,509)	$(1,332)	$(2,707)	$(5,980)

14. Subsequent Events

In September 2012, we entered into two lease agreements for space in Santa Clara, California. Both leases expire in July 2023 and allow for two separate five-year options to extend the lease term. Payments under these leases will be approximately $94,400,000 over the lease term.

In September 2012, we granted 121,120 restricted stock units to employees with a grant date fair value of approximately $8,500,000. These restricted stock units vest over a four year service period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of September 30, 2012:

Name	Age	Position(s)
Mark D. McLaughlin	46	Chief Executive Officer, President, and Chairman
Steffan C. Tomlinson	40	Chief Financial Officer
Nir Zuk	41	Chief Technology Officer and Director
Rajiv Batra	51	Vice President, Engineering
René Bonvanie	51	Chief Marketing Officer
Mark F. Anderson	50	Senior Vice President, Worldwide Field Operations
Asheem Chandna(2)(3)	48	Director
John M. Donovan(1)	52	Director
Venky V. Ganesan(1)	39	Director
James J. Goetz(2)(3)	46	Director
Shlomo Kramer	46	Director
William A. Lanfri(1)	59	Director
Charles J. Robel(1)	63	Director
Daniel J. Warmenhoven(2)(3)	61	Director and Lead Independent Director

(1)	Member of our audit committee.
(2)	Member of our compensation committee.
(3)	Member of our nominating and corporate governance committee.

Executive Officers

Mark D. McLaughlin has served as our President and Chief Executive Officer and as a member of our board of directors since August 2011, and as the Chairman of our board of directors since April 2012. From August 2009 through July 2011, Mr. McLaughlin served as President and Chief Executive Officer and as a director at VeriSign, Inc., a provider of Internet infrastructure services, and from January 2009 to August 2009, Mr. McLaughlin served as President and Chief Operating Officer at VeriSign. From February 2000 through November 2007, Mr. McLaughlin served in several roles at VeriSign, including as Executive Vice President, Products and Marketing. Prior to joining VeriSign, Mr. McLaughlin was Vice President, Sales and Business Development at Signio Inc., an Internet payments company acquired by VeriSign in February 2000. In January 2011, President Barack Obama appointed Mr. McLaughlin to serve on the President’s National Security Telecommunications Advisory Committee. Mr. McLaughlin holds a B.S. from the U.S. Military Academy at West Point and a J.D. from Seattle University School of Law. Mr. McLaughlin was selected to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer and his extensive background in the technology industry.

Steffan C. Tomlinson has served as our Chief Financial Officer since February 2012. From September 2011 to January 2012, Mr. Tomlinson was Chief Financial Officer at Arista Networks, Inc., a provider of cloud networking solutions. From April 2011 to September 2011, Mr. Tomlinson was a Partner and Chief Administrative Officer at Silver Lake Kraftwerk, a private investment firm. From September 2005 to March 2011, Mr. Tomlinson was Chief Financial Officer of Aruba Networks, Inc., a provider of intelligent wireless LAN switching systems. From 2000 until its acquisition by Juniper Networks, Inc., a supplier of network infrastructure products and services, in 2005, Mr. Tomlinson served in several roles, including Chief Financial Officer, at Peribit Networks, Inc., a provider of WAN optimization technology. Mr. Tomlinson holds an M.B.A. from Santa Clara University and a B.A. in Sociology from Trinity College.

Nir Zuk is one of our founders and has served as our Chief Technology Officer and as a member of our board of directors since March 2005. From April 2004 to March 2005, Mr. Zuk was Chief Security Technologist at Juniper. From September 2002 until its acquisition by Juniper in April 2004, Mr. Zuk was Chief Technology Officer at NetScreen Technologies, Inc., a provider of ASIC-based Internet security systems. In December 1999, Mr. Zuk co-founded OneSecure, Inc., a provider of prevention and detection appliances, and was Chief Technical Officer until its acquisition by NetScreen in September 2002. From 1994 to 1999, Mr. Zuk served in several technical roles, including Principal Engineer at Check Point Software Technologies Ltd., an enterprise software security company. Mr. Zuk attended Tel Aviv University where he studied Mathematics. Mr. Zuk was selected to serve on our board of directors because of the perspective and experience he brings as one of our founders and as one of our largest stockholders, as well as his extensive experience with network security companies.

Rajiv Batra is one of our founders and has served as our Vice President, Engineering since March 2006. From July 2005 to March 2006, Mr. Batra was Vice President, Engineering at Juniper. From 2000 until its acquisition by Juniper in 2005, Mr. Batra was Vice President, Engineering at Peribit Networks. Mr. Batra holds a B.Tech. in Electrical Engineering from the Indian Institute of Technology, Kanpur, and an M.S. in Computer Science from the University of Wisconsin-Madison.

René Bonvanie has served as our Chief Marketing Officer since November 2011 and was our Vice President, Worldwide Marketing from September 2009 to November 2011. From June 2007 to August 2009, Mr. Bonvanie was Senior Vice President of Marketing, SaaS and Information Technology at Serena Software, Inc., a developer of information technology software. From January 2007 to June 2007, Mr. Bonvanie was Senior Vice President and General Manager at salesforce.com, inc., a global enterprise software company. From March 2006 to January 2007, Mr. Bonvanie was Senior Vice President of Global Marketing at SAP AG. Mr. Bonvanie holds a B.A. in Economics from Vrije Universiteit Amsterdam.

Mark F. Anderson has served as our Senior Vice President, Worldwide Field Operations since June 2012. From October 2004 to May 2012, Mr. Anderson served in several roles, including as Executive Vice President of Worldwide Sales, for F5 Networks, an IT infrastructure company. From March 2003 to September 2004, Mr. Anderson served as Executive Vice President of North American Sales at Lucent Technologies, a telecommunications equipment and services company. Mr. Anderson holds a B.A. in Business and Economics from York University in Toronto, Canada.

Board of Directors

Asheem Chandna has served as a member of our board of directors since April 2005. Mr. Chandna has been a Partner at Greylock Partners, a venture capital firm, since September 2003, where he focuses on investments in enterprise IT, including security products. From April 2003 to October 2009, Mr. Chandna was a director of Sourcefire, Inc., a developer of network security hardware and software. From April 1996 to December 2002, Mr. Chandna was Vice President, Business Development and Product Management at Check Point Software. Mr. Chandna currently serves on the board of directors of Imperva, Inc., a data security company, and of a number of privately held companies. Mr. Chandna holds a B.S. and an M.S. in Electrical and Computer Engineering from Case Western Reserve University. Mr. Chandna was selected to serve on our board of directors because of his specific professional experience with Internet security products, his extensive background with enterprise IT companies, and his public and private company board experience.

Venky V. Ganesan has served as a member of our board of directors since May 2007. Mr. Ganesan has been a Managing Director at Globespan Capital Partners, a venture capital firm, since June 2004, where he focuses on enterprise software and infrastructure investments. Mr. Ganesan currently serves on the board of directors of a number of privately held companies. Mr. Ganesan holds a B.A. in Economics-Math from Reed College and a B.S. Engineering and Applied Science with a specialization in Computer Science from the California Institute of Technology. Mr. Ganesan was selected to serve on our board of directors because of his experience with the venture capital industry and providing guidance and counsel to a wide variety of Internet and technology companies.

John M. Donovan has served as a member of our board of directors since September 2012. Mr. Donovan has worked at AT&T Inc., a provider of telecommunication services, since April 2008, first as Chief Technology Officer and currently as Senior Executive Vice President – AT&T Technology and Network Operations. From November 2006 to April 2008, Mr. Donovan was Executive Vice President of Product, Sales, Marketing and Operations at Verisign. From November 2000 to November 2006, Mr. Donovan served as Chairman and CEO of inCode Telecom Group Inc., a provider of strategy and consulting services to the telecommunications industry. Prior to joining inCode, Mr. Donovan was a Partner with Deloitte Consulting where he was the Americas industry practice director for telecommunications. Mr. Donovan served on the board of directors of NII Holdings, Inc., a provider of mobile communication services, from February 2006 to March 2008. Mr. Donovan holds a B.S. in Electrical Engineering from the University of Notre Dame and an M.B.A. from the University of Minnesota. Mr. Donovan was selected to serve on our board of directors because of his extensive experience in the telecommunications industry.

James J. Goetz has served as a member of our board of directors since April 2005. Mr. Goetz has been a managing member of Sequoia Capital Operations, LLC, a venture capital firm, since June 2005, where he focuses on cloud, mobile, and enterprise companies. Mr. Goetz currently serves on the board of directors of Jive Software, Inc., a provider of social business software, and of a number of privately held companies. Mr. Goetz holds an M.S. in Electrical Engineering with a concentration in Computer Networking from Stanford University and a B.S. in Electrical Engineering with a concentration in Computer Engineering from the University of Cincinnati. Mr. Goetz was selected to serve on our board of directors because of his deep experience with the venture capital industry and providing guidance and counsel to a wide variety of Internet and technology companies.

Shlomo Kramer has served as a member of our board of directors since February 2006. In April 2002, Mr. Kramer founded and began serving on the board of directors of Imperva and has served as its President and Chief Executive Officer since May 2002. Prior to founding Imperva, Mr. Kramer co-founded Check Point Software in 1993, where he held various executive roles through 1998 and served on its board of directors through 2003. Mr. Kramer is an active investor and currently serves on the board of directors for a number of privately held companies in the security and enterprise software industries. Mr. Kramer holds an M.S. in Computer Science from Hebrew University of Jerusalem and a B.S. in Mathematics and Computer Science from Tel Aviv University. Mr. Kramer was selected to serve on our board of directors because of his extensive experience in the Internet security industry, his participation as an early investor in, and board member of, a number of security and enterprise software companies and his public and private company board experience.

William A. Lanfri has served as a member of our board of directors since May 2006. Since January 2006, Mr. Lanfri has been an independent investor and advisor to early stage technology companies. From 2000 to 2003, Mr. Lanfri was an Operating Partner at Accel Partners, a venture capital firm. From 2000 to 2001, Mr. Lanfri was Chief Executive Officer of Big Bear Networks, Inc., a communications equipment company. Mr. Lanfri currently serves on the board of directors of Jive Software. Mr. Lanfri holds an M.B.A. from Santa Clara University and a B.A. in Economics from the University of California at Davis. Mr. Lanfri was selected to serve on our board of directors because of his extensive experience in building enterprise networking and telecommunications companies and his public and private company board experience.

Charles J. Robel has served as a member of our board of directors since June 2011. From June 2006 to March 2011, Mr. Robel was Chairman of the Board of McAfee, Inc., a provider of virus protection and internet security solutions. Mr. Robel currently serves on the board of directors and audit committees of Autodesk, Inc., a provider of design software, Informatica Corporation, a provider of enterprise data integration, and Jive Software, and previously served on the board of directors of Adaptec, Inc. and DemandTec, Inc. In addition, Mr. Robel serves on the board of directors for a number of privately held companies. Mr. Robel holds a B.S. in Accounting from Arizona State University. Mr. Robel was selected to serve on our board of directors because of his extensive service as a board member of several other technology and software companies, which brings to our board of directors substantial experience and knowledge in the areas of financial expertise, strategic direction, and corporate governance leadership.

Daniel J. Warmenhoven has served as the lead independent director of our board of directors since March 2012. From October 1994 to August 2009, Mr. Warmenhoven was Chief Executive Officer at NetApp, Inc., a provider of computer storage and data management, and currently serves on the board of directors as Executive Chairman. Mr. Warmenhoven currently serves on the board of directors of Aruba Networks. Mr. Warmenhoven holds a B.S. degree in Electrical Engineering from Princeton University. Mr. Warmenhoven was selected to serve on our board of directors because of his extensive experience in the technology industry and his public company management and board experience.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis.

Codes of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Investors portion of our website at http://investors.paloaltonetworks.com/. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Stockholder Recommendations for Nominations to the Board of Directors

Additional information called for by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended July 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Board Composition

Our business affairs are managed under the direction of our board of directors, which is currently composed of ten members. Eight of our directors are independent within the meaning of the listing rules of the New York Stock Exchange. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•	the Class I directors are John Donovan, Shlomo Kramer, William A. Lanfri, and Nir Zuk, and their terms will expire at the annual meeting of stockholders to be held in 2012;

•	the Class II directors are Asheem Chandna, Mark D. McLaughlin, and James J. Goetz, and their terms will expire at the annual meeting of stockholders to be held in 2013; and

•	the Class III directors are Venky V. Ganesan, Charles J. Robel, and Daniel J. Warmenhoven, and their terms will expire at the annual meeting of stockholders to be held in 2014.

Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Director Independence

Our common stock is listed on the New York Stock Exchange. Under the rules of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of this offering. In addition, the rules of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Since the beginning of our last fiscal year, through our channel partners, we have sold an aggregate of $2.4 million of products and services to AT&T in arm’s length transactions. We entered into these commercial dealings in the ordinary course of our business. In making the determinations as to which members of our board of directors are independent, our board of directors considered the fact that Mr. Donovan, one of our directors, is an executive officer of AT&T. In reviewing this relationship, our board of directors determined this relationship does not impede the ability of Mr. Donovan to act independently on our behalf and on behalf of our stockholders. Our board of directors determined that Messrs. Chandna, Donovan, Ganesan, Goetz, Kramer, Lanfri, Robel, and Warmenhoven, representing eight of our ten directors, were “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of the New York Stock Exchange.

Lead Independent Director

Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chief Executive Officer serves as the Chairman of the board of directors or if the Chairman is not otherwise independent. Because our Chief Executive Officer, Mr. McLaughlin, is our Chairman, our board of directors has appointed Mr. Warmenhoven to serve as our lead independent director. As lead independent director, Mr. Warmenhoven will preside over periodic meetings of our independent directors, serve as a liaison between our Chairman and the independent directors and perform such additional duties as our board of directors may otherwise determine and delegate.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which will have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Messrs. Donovan, Ganesan, Lanfri, and Robel, each of whom is a non-employee member of our board of directors, comprise our audit committee. Mr. Robel is the chairman of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the New York Stock Exchange and the SEC. Our board of directors has also determined that Mr. Robel qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of the New York Stock Exchange, and that simultaneous service by Mr. Robel on the audit committees of more than three public companies does not impair his ability to serve on our audit committee. The audit committee is responsible for, among other things:

•	selecting and hiring our registered public accounting firm;

•	evaluating the performance and independence of our registered public accounting firm;

•	approving the audit and pre-approving any non-audit services to be performed by our registered public accounting firm;

•	reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•

reviewing and participating in the selection of our internal auditor and periodically reviewing the activities and reports of the internal audit function and any issues encountered in the course of the internal audit function’s work;

•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;

•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements, and our publicly filed reports;

•	reviewing and approving or ratifying any proposed related person transactions; and

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Compensation Committee

Messrs. Chandna, Goetz, and Warmenhoven, each of whom is a non-employee member of our board of directors, comprise our compensation committee. Mr. Chandna is the chairman of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the rules of the New York Stock Exchange, as well as Section 162(m) of the Internal Revenue Code. The compensation committee is responsible for, among other things:

•

reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control agreements, and any other benefits, compensation or arrangements;

•	administering our equity compensation plans;

•	overseeing our overall compensation philosophy, compensation plans, and benefits programs; and

•	preparing the compensation committee report that the SEC will require in our annual proxy statement.

Nominating and Corporate Governance Committee

Messrs. Chandna, Goetz, and Warmenhoven, each of whom is a non-employee member of our board of directors, comprise our nominating and corporate governance committee. Mr. Warmenhoven is the chairman of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the rules of the New York Stock Exchange. The nominating and corporate governance committee is responsible for, among other things:

•	evaluating and making recommendations regarding the composition, organization, and governance of our board of directors and its committees;

•	evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;

•	reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and

•	reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our board of directors.

Non-Employee Director Compensation

Our non-employee directors do not currently receive, and did not receive during fiscal 2012, any cash compensation for their services as directors or as board committee members.

During fiscal 2012, in connection with his appointment to our board of directors, Mr. Warmenhoven was granted options to purchase shares of our common stock as follows:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date	Grant Date Fair Value of Option Awards ($)(1)
Daniel J. Warmenhoven(2)	3/6/2012	—	110,500	15.50	3/5/2022	808,517

(1)	The amount reported in this column represents the aggregate grant date fair value of this stock option as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our audited consolidated financial statements included elsewhere in this prospectus.
(2)	Subject to continued service as a member of our board of directors and as a member of two board committees (and as chairman of at least one board committee), the option held by Mr. Warmenhoven will vest as to 25% of the shares on February 26, 2013 and the remainder in 1/36 increments on each monthly anniversary thereafter. This option provides for full vesting acceleration in the event of a change of control.

Equity incentive awards outstanding at July 31, 2012 for each non-employee director were as follows:

Name	Option Awards (#)
Asheem Chandna	—
Venky V. Ganesan	—
James J. Goetz	—
Shlomo Kramer	—
William A. Lanfri	—
Charles J. Robel	65,000
Daniel J. Warmenhoven	110,500

In September 2012, Mr. Donovan was granted a restricted stock units equity award in the amount of 15,000 shares of common stock in connection with his appointment to our board of directors. Subject to continued service as a member of our board of directors, the restricted stock units will vest as to one-third of the shares on September 18, 2013, and the remainder in equal increments over the following two years on each quarterly anniversary thereafter.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

The compensation provided to our “Named Executive Officers” for fiscal 2012 is set forth in detail in the Fiscal 2012 Summary Compensation Table and the other tables that follow this section. The following discussion provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each component of compensation that we provide. In addition, we explain how and why our board of directors and compensation committee arrived at the specific compensation policies and decisions involving our executive officers, including the following executive officers who served as our Named Executive Officers for fiscal 2012:

•	Mark D. McLaughlin, our President and Chief Executive Officer;

•	Nir Zuk, a former member of our Office of the Chief Executive Officer and our current Chief Technology Officer;

•	Rajiv Batra, a former member of our Office of the Chief Executive Officer and our current Vice President, Engineering;

•	Steffan C. Tomlinson, our Chief Financial Officer;

•	Mark F. Anderson, our Senior Vice President, Worldwide Field Operations; and

•	Michael E. Lehman, a former member of our Office of the Chief Executive Officer and our former Chief Financial Officer.

At the beginning of fiscal 2012, Messrs. Zuk, Batra, and Lehman held the role and responsibilities of the Chief Executive Officer on an interim basis. In August 2011, Mark D. McLaughlin was appointed our President and Chief Executive Officer. In February 2012, Mr. Lehman resigned as our Chief Financial Officer and Steffan C. Tomlinson was appointed our Chief Financial Officer. In June 2012, Mr. Anderson was hired as our Senior Vice President, Worldwide Field Operations.

Executive Compensation Philosophy, Objectives, and Design

We operate in a highly competitive business environment, which is characterized by frequent technological advances, rapidly changing market requirements, and the emergence of new market entrants. To successfully grow our business in this dynamic environment, we must continually develop and refine our products and services to stay ahead of our end-customers’ needs and challenges. To achieve these objectives, we need a highly talented and seasoned team of technical, sales, marketing, operations, and other business professionals.

We compete with other competitors in our industry and other technology companies in the San Francisco Bay Area to attract and retain a skilled management team. To meet this challenge, we have embraced a compensation philosophy of offering our executive officers a competitive total compensation program that recognizes and rewards individual performance and contributions to our success, allowing us to attract, retain, and motivate talented executives with the skills and abilities needed to drive our desired business results.

The specific objectives of our executive compensation program are to:

•	reward the successful achievement of our financial growth objectives;

•	drive the development of a successful and profitable business;

•	attract, motivate, reward, and retain highly qualified executives who are important to our success; and

•	recognize strong performers by offering performance-based cash bonuses and equity awards that reward individual achievement as well as contributions to our overall success.

Compensation Program Design

Our fiscal 2012 executive compensation program reflected our stage of development as a privately-held company transitioning to becoming a publicly-traded company just before the end of fiscal 2012. Accordingly, the compensation of our executive officers, including our Named Executive Officers, consisted primarily of base salary, a cash bonus opportunity, equity compensation in the form of stock options and/or restricted stock awards, and certain employee health and welfare benefits. In addition, in order to attract and incentivize Messrs. McLaughlin, Tomlinson and Anderson to join us, we included signing bonuses and/or relocation benefits in their respective employment offer letters.

The key component of our executive compensation program has been equity awards for shares of our common stock. Historically, as a privately-held company, we have emphasized the use of equity awards to provide incentives for our executive officers to focus on the growth of our overall enterprise value and, correspondingly, to create value for our stockholders. We have used stock options as our primary equity award vehicle for all of our employees. We believe that stock options offer our employees, including our Named Executive Officers, a valuable, long-term incentive that aligns their interests with the long-term interests of our stockholders. As we transitioned to a publicly-traded company, we began to introduce full value awards, or awards without a purchase price, in order to provide appropriate levels of compensation without excessive dilution, to ensure that the recipient receives value for the shares regardless of fluctuations in our stock price and to align the recipient’s interests with those of our stockholders. In fiscal 2012, we granted restricted stock awards to provide incentives to certain Named Executive Officers to drive us toward an initial public offering of our common stock and to reflect the fact that these individuals were substantially vested in their existing, long-term equity awards. Currently, as a publicly-traded company with a liquid market for our common stock, we have begun to introduce restricted stock units into our compensation program and we may introduce other forms of equity awards, as we deem appropriate, into our executive compensation program to offer our executive officers additional types of long-term equity incentives that further the objective of aligning the recipient’s interests with those of our stockholders.

We also offer cash compensation in the form of base salaries, annual cash bonus opportunities (with quarterly and semi-annual components), and with respect to each of Messrs. McLaughlin, Tomlinson and Anderson, a one-time cash signing bonus. Typically, we have structured our annual cash bonus opportunities to focus on the achievement of specific short-term financial and strategic objectives that will further our longer-term growth objectives.

Historically, we used standard industry surveys, including the Radford High-Technology Executive Compensation Survey, to assist our board of directors and compensation committee in establishing cash compensation levels for our executive officers with an emphasis on technology companies of similar size, stage of development, and growth potential as our company. Using this information as a guideline, our board of directors and compensation committee have emphasized remaining competitive in our market and differentiating total cash compensation levels through the use of an annual cash bonus plan.

In fiscal 2012, we retained Compensia, Inc., or Compensia, a national compensation consulting firm that provides executive compensation advisory services. In fiscal 2012, Compensia provided us with competitive data on our equity award strategy, our short-term incentive strategy and compensation data in connection with the recruitment and hiring of our Chief Financial Officer and Vice President of Human Resources. In addition, we considered the data that Compensia provided to us in fiscal 2011 for determining executive compensation practices for fiscal 2012. We did not develop a group of peer companies for purposes of evaluating the competitive market in fiscal 2012, and Compensia’s competitive market assessment was conducted using survey data derived from the broader technology market based on companies of similar size and stage of development.

We have not adopted any formal policies or guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, although we use competitive market data to develop a general framework for establishing the appropriate pay mix. Within this framework, our board of directors and, more recently, our compensation committee reviews each component of executive compensation separately and also takes into consideration the value of each executive officer’s compensation package as a whole and its relative value in comparison to our other executive officers.

As a publicly-traded company, our compensation committee will evaluate our compensation philosophy and executive compensation program as circumstances require, and at a minimum, our compensation committee will review executive compensation annually. As part of this review process, we expect that our compensation committee will apply our values and the objectives outlined above, together with consideration for the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and we meet our retention objectives and the cost to us if we were required to find a replacement for a key employee.

Compensation-Setting Process

Role of the Compensation Committee

Historically, compensation decisions for our executive officers primarily were determined by our board of directors. In fiscal 2012, we completed our transition of these responsibilities to our compensation committee. Currently, our compensation committee is responsible for evaluating, approving, and reviewing the compensation arrangements, plans, policies, and programs for our executive officers, including our Named Executive Officers, and overseeing and administering our cash-based and equity-based compensation plans.

Near the beginning of each fiscal year, our board of directors and/or our compensation committee, as applicable, after consulting with management, establish our corporate performance objectives and make decisions with respect to any base salary adjustment, approve the corporate performance objectives and target annual cash bonus opportunities, and formulate recommendations with respect to equity awards for our executive officers for the upcoming fiscal year. During fiscal 2012, any recommendations by our compensation committee for equity awards to our executive officers were submitted to our board of directors for their consideration and approval. Going forward, our compensation committee will have the authority to approve equity award grants to our executive officers, including our Named Executive Officers. Historically, after the end of the fiscal year, our board of directors and compensation committee assess the performance of our executive officers against the pre-determined corporate performance objectives to determine the payouts, if any, for the annual cash bonus opportunities for the previous fiscal year. Historically, we have also provided special cash bonuses from time to time in limited circumstances for exemplary individual performance during the previous fiscal year.

Our board of directors and compensation committee review at least annually our executive compensation program, including any incentive compensation plans, to determine whether they are appropriate, properly coordinated, and achieve their intended purposes, and to make any modifications to existing plans and arrangements or to adopt new plans or arrangements.

Role of Management

In carrying out its responsibilities, our board of directors and compensation committee work with members of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Vice President of Human Resources. Typically, our management assists our board of directors and compensation committee in the execution of their responsibilities by providing information on corporate and individual performance, market data, and management’s perspective and recommendations on compensation matters.

Historically, the initial compensation arrangements with our executive officers have been negotiated with each individual executive at the time that he or she joined us. Our then serving chief executive officer generally has been responsible for negotiating these arrangements, with the oversight and final approval of our board of directors and compensation committee.

Except with respect to his own compensation, our Chief Executive Officer will typically make recommendations to our board of directors and compensation committee regarding compensation matters, including the compensation of our executive officers. He also participates in meetings of our board of directors and compensation committee, except with respect to discussions involving his own compensation.

While our board of directors and compensation committee solicit the recommendations and proposals of our Chief Executive Officer with respect to compensation-related matters, these recommendations and proposals are only one factor in their compensation decisions.

Role of Compensation Consultant

In fiscal 2011, we initially engaged Compensia to assist us in refining our executive compensation strategy and guiding principles, developing a competitive equity compensation strategy and guidelines, establishing equity and employee stock purchase plan funding strategies once we became a publicly traded company, and assessing current executive total compensation levels against public company competitive market practices.

Compensia was engaged by our former Vice President of Human Resources who acted as a liaison between Compensia and our compensation committee, and our compensation committee considered Compensia’s guidance when making its decisions regarding executive compensation during fiscal 2012.

Compensia’s competitive data for executive compensation was derived from two sources: (1) pre-public offering companies from the technology industry located in the San Francisco Bay Area with revenues in excess of $50 million, using data derived from the Advanced HR—Option Impact Pre-IPO Compensation Database; and (2) post-public offering companies throughout the nation, but predominantly located in the San Francisco Bay Area, with two separate revenue cuts of (x) $50 million to $200 million; and (y) $200 million to $500 million, using data derived from the Radford High-Technology Executive Compensation Survey.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it sees fit, in connection with carrying out its duties. In November 2011, our compensation committee directly engaged Compensia for advisory services relating to equity compensation for our executive officers as well as compensation for our board of directors. During fiscal 2012, Compensia provided analysis on the equity holdings of our executive officers and also provided market data to assist us in making employment offers to our Chief Financial Officer and our Vice President of Human Resources. Compensia also reviewed our compensation philosophy and made recommendations in anticipation of our initial public offering and the transition to becoming a publicly-traded company.

We expect that our compensation committee, as part of its annual review of our executive compensation, will continue to retain an executive compensation advisor to perform, among other things, an analysis of our executive compensation program to assist it in aligning our compensation strategy with competitive market practices.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and to assist in setting compensation levels, our board of directors and compensation committee have historically referred to standard industry surveys, including the Radford High-Technology Executive Compensation Survey. In addition during fiscal 2012, Compensia also provided market data for similarly situated technology companies with similar annual revenues. While our board of directors and compensation committee reviewed this compensation data to inform their decision-making process, they did not set compensation components to meet specific benchmarks. Instead, our board of directors and compensation committee used this data as a point of reference so that they could set total compensation levels that they believed were reasonably competitive. While compensation levels differed among our executive officers based on competitive factors and the role, responsibilities, and performance of each executive officer, there have been no material differences in the compensation policies and practices among our executive officers.

While we have not used competitive data to benchmark our executive compensation program, our compensation philosophy has been influenced by the use of competitive data. We expect that, as a publicly traded company, our compensation committee will retain an executive compensation advisor to develop a peer group of companies for evaluating our compensation levels in light of the compensation paid by these market competitors. We anticipate that our compensation committee will use this market data to inform its decision-making process.

Executive Compensation Program Components

The following describes each component of our executive compensation program, the rationale for each, and how compensation amounts and awards are determined.

Base Salary. Base salary is the primary fixed component of our executive compensation program. We use base salary to compensate our executive officers for services rendered during the fiscal year and to ensure that we remain competitive in attracting and retaining executive talent. Historically, to obtain the skills and experience that we believe are necessary to lead our growth, most of our executive officers have been hired from larger organizations. Their initial base salaries were generally established through arm’s-length negotiations at the time each executive officer was hired, taking into account his qualifications, experience, prior salary level, and the base salaries of our other executive officers.

Our board of directors and compensation committee, as applicable, have reviewed the base salaries of each executive officer from time to time and made adjustments as they determined to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion), and market conditions.

In connection with its review of our executive compensation program, in September 2011 our compensation committee approved adjustments to the base salary of certain executive officers to be effective October 1, 2011. With respect to our Named Executive Officers, our compensation committee recommended, and our board of directors approved, an adjustment to the annual base salary of Mr. Batra from $220,000 to $225,000. This adjustment was intended to reward Mr. Batra for his performance and to maintain his base salary at a level commensurate with similarly situated executives at similar companies. Other than this adjustment, for fiscal 2012 our compensation committee maintained the base salaries of the other continuing Named Executive Officers at their fiscal 2011 levels because these amounts were considered appropriate in light of their individual performance and an assessment of the competitive market.

The initial base salaries of Messrs. McLaughlin, Tomlinson, and Anderson were determined as a result of arm’s-length negotiations at the time of their hire during fiscal 2012.

The base salaries paid to our Named Executive Officers during fiscal 2012 are set forth in the “Fiscal 2012 Summary Compensation Table” below.

Annual Cash Bonuses. We use cash bonuses to motivate our executive officers to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Historically, at the beginning of each fiscal year, our board of directors or compensation committee has adopted a bonus plan for that fiscal year which identifies the plan participants and establishes the target cash bonus opportunity for each participant, the performance measures to be tracked during the fiscal year and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year. Typically, annual cash bonuses have been determined after the end of the fiscal year by our board of directors or compensation committee based on its assessment of our performance against one or more financial and operational performance objectives for the fiscal year as set forth in our annual operating plan.

In addition to the cash bonus opportunities described in the preceding paragraph, historically we have also paid discretionary cash bonuses from time to time to our executive officers. While the decision to pay discretionary bonuses is made in the sole discretion of our board of directors and compensation committee, in making their recommendations for discretionary bonus payouts, our board of directors and compensation committee consider input from our Chief Executive Officer on the actual performance of the other executive officers, as well as their own evaluation of the expected and actual performance of each executive officer and his individual contributions. We did not pay any discretionary cash bonuses during fiscal 2012, except for the cash signing bonuses paid to the Named Executive Officers who joined us during the fiscal year, as described below.

Fiscal 2012 Bonus Plan. In September 2011, our board of directors adopted and approved an Employee Bonus Plan for fiscal 2012, which was based on our annual operating plan. The Employee Bonus Plan provides for incentive payments to all employees not paid commissions, including our Named Executive Officers. Payments for fiscal 2012 are pursuant to a component of the plan that covers fiscal 2012, or the Fiscal 2012 Bonus Plan. The Fiscal 2012 Bonus Plan provided potential cash bonus payouts based on our actual achievement of pre-established corporate financial objectives.

•

Target Annual Cash Bonus Opportunities. With respect to our Named Executive Officers, each such executive officer’s target annual cash bonus opportunity was originally individually negotiated at the time that he joined the company creating wide disparities in target annual cash bonus opportunity. In an effort to address this disparity and reset target annual cash bonus opportunities based on each Named Executive Officer’s current role and scope of responsibilities and current market conditions, in September 2011, our board of directors approved the target annual cash bonus opportunities for fiscal 2012 set forth in the table below for each of our Named Executive Officers. In setting these target cash bonus opportunities, our board of directors exercised its judgment and discretion and considered several factors, including each executive officer’s potential to contribute to our long-term strategic goals, his role and scope of responsibilities within the company, his individual experience and skills, and competitive market practices for annual bonuses. Mr. McLaughlin originally had a target annual cash bonus opportunity of $300,000, or 100% of his annual base salary. In connection with the adjustments approved in September 2011, Mr. McLaughlin agreed to reduce his target annual cash bonus opportunity to $150,000, or 50% of his annual base salary in order to achieve greater internal pay equity with his executive team while maintaining a generally higher annual target bonus percentage because of his unique ability to lead us towards our short-term and long-term goals. Messrs. Tomlinson and Anderson had their respective annual target cash bonus opportunities determined as a result of arm’s-length negotiations prior to their respective dates of hire during fiscal 2012. Mr. Anderson’s target annual cash bonus opportunity is relatively high compared to our other Named Executive Officers because we believed it was important for Mr. Anderson’s cash compensation to be competitive with those of similarly situated sales executives of comparable companies. The target annual cash bonus opportunities established under the Fiscal 2012 Bonus Plan for our Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2012 Annual Base Salary ($)	Target Cash Bonus Opportunity (as a % of base salary)	Target Annual Cash Bonus Opportunity ($)
Mr. McLaughlin	300,000	50%	150,000	(1)
Mr. Zuk	220,000	30%	66,000
Mr. Batra	225,000	30%	67,500
Mr. Tomlinson	250,000	30%	75,000	(2)
Mr. Anderson	600,000	67%	400,000	(3)
Mr. Lehman	250,000	30%	75,000	(4)

(1)	Mr. McLaughlin’s target cash bonus opportunity for fiscal 2012 pro-rated based on time served in fiscal 2012 was $140,417.
(2)	Mr. Tomlinson’s target cash bonus opportunity for fiscal 2012 pro-rated based on time served in fiscal 2012 was $37,500.
(3)	Mr. Anderson’s target cash bonus opportunity for fiscal 2012 pro-rated based on time served in fiscal 2012 was $61,988.
(4)	Mr. Lehman’s target cash bonus opportunity for fiscal 2012 pro-rated based on time served in fiscal 2012 was $37,500.

•

Corporate Performance Measures. For purposes of funding the Fiscal 2012 Bonus Plan, our board of directors selected bookings and adjusted operating income as the two corporate performance measures that best supported our annual operating plan and enhanced long-term value creation. We define bookings as non-cancellable orders received during the fiscal period. We define adjusted operating income as operating income exclusive of expense related to share-based compensation and expense related to the bonuses under this plan. Our executive officers were eligible for bonus payouts only to the extent, and in the amount, that we met or exceeded our bookings and adjusted operating income targets for fiscal 2012 as set forth in our annual operating plan. For fiscal 2012, the target levels for our bookings and adjusted operating income performance measures were set to be aggressive, yet achievable, with diligent effort during the year.

•

Fiscal 2012 Bonus Plan Decisions. Under the Fiscal 2012 Bonus Plan, we paid a quarterly cash bonus if bookings and adjusted operating income met or exceeded our operating plan. Even if we met or exceeded the applicable performance target, our compensation committee reserved the right to decrease the applicable quarterly target payment in its discretion.

In addition to the quarterly payments under the Fiscal 2012 Bonus Plan, to the extent that we exceeded our semi-annual bookings and adjusted operating income performance targets for fiscal 2012, our Named Executive Officers would be eligible to receive additional semi-annual cash bonus payouts based on a multiple of the payout at target level. Any aggregate overachievement payment to an individual from either semi-annual period was capped at two times the applicable annual target cash bonus opportunity. Therefore, the maximum bonus payable to any participant under the Fiscal 2012 Bonus Plan was three times the applicable annual target bonus opportunity (i.e., one times the target paid quarterly, and a potential two times payment as a result of the overachievement component). The cap on total payments was set to manage potential incentive compensation costs and maintain appropriate incentives for our Named Executive Officers.

Originally, the Fiscal 2012 Bonus Plan had provided for an annual overachievement component rather than a semi-annual overachievement component. In February 2012, our board of directors approved an amendment to the Fiscal 2012 Bonus Plan to provide for semi-annual overachievement components.

During fiscal 2012, we achieved the quarterly targets of our corporate performance measures, and therefore, each Named Executive Officer was eligible to receive a quarterly cash bonus payout equal to 25% of his respective target cash bonus opportunity, subject to our compensation committee’s discretion to reduce the quarterly payment.

The total payouts to our Named Executive Officers under the Fiscal 2012 Bonus Plan were as follows:

Named Executive Officer	Target Cash Bonus Opportunity ($)	Actual Cash Bonus ($)
Mr. McLaughlin	140,417	208,565
Mr. Zuk	66,000	109,292
Mr. Batra	67,500	103,338
Mr. Tomlinson	37,500	42,855
Mr. Anderson	61,988	70,986
Mr. Lehman	37,500	81,311

Signing Bonuses. In connection with their initial employment, we paid signing bonuses to Messrs. McLaughlin, Tomlinson, and Anderson in the amounts of $400,000, $100,000, and $1,000,000, respectively. These amounts were the result of arm’s-length negotiations and were deemed reasonable and necessary by our board of directors and compensation committee to attract these individuals to join us.

The signing bonuses paid to our Named Executive Officers for fiscal 2012 are set forth in the “Fiscal 2012 Summary Compensation Table” below.

Equity Compensation. We use equity awards to incentivize and reward our executives officers for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. These equity awards have generally been granted in the form of stock options. We believe that stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, provide an appropriate long-term incentive for our executive officers because the stock options reward them only to the extent that our stock price increases and stockholders realize value following their grant date.

As we transitioned to a publicly-traded company, we began to introduce full value awards of shares of our common stock, or awards without a purchase price, in order to ensure that the recipient receives value for the shares regardless of fluctuations in our stock price and to align the recipient’s interests with those of our stockholders. As a publicly-traded company, we have begun to transition towards full value awards, including restricted stock unit awards as our primary equity award vehicle.

Historically, the size and form of the initial equity awards for our executive officers have been established through arm’s-length negotiations at the time the individual executive was hired. In making these awards, we considered, among other things, the prospective role and responsibility of the individual executive, competitive factors, the amount of equity-based compensation held by the executive officer at his former employer, the cash compensation received by the executive officer, and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

In addition, we have granted equity awards to our executive officers when our board of directors and, more recently, our compensation committee has determined that such awards were necessary or appropriate to recognize corporate and individual performance, in recognition of a promotion, or to achieve our retention objectives. To date, we have not applied a rigid formula in determining the size of these equity awards. Instead, our board of directors or compensation committee has determined the size of such equity awards for an individual executive officer after taking into consideration a compensation analysis performed by our human resources department, the equity award recommendations of our Chief Executive Officer, the scope of an executive officer’s performance, contributions, responsibilities, and experience, and the amount of equity compensation held by the executive officer, including the current economic value of his outstanding unvested equity awards and the ability of this equity to satisfy our retention objectives, market conditions, and internal equity considerations. In making its award decisions, our board of directors or compensation committee has exercised its judgment and discretion to set the size of each award at a level it considered appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

In fiscal 2012, our board of directors granted stock options to Messrs. McLaughlin, Tomlinson and Anderson covering 2,155,984 shares, 497,000 shares and 575,000 shares respectively, in connection with their initial employment with us. The exercise price of each stock option described in the preceding sentence was the per share fair market value of our common stock on the applicable grant date.

In January 2012, our board of directors approved restricted stock awards for each of Messrs. Zuk and Batra covering 75,000 shares of our common stock. These restricted stock awards were intended to incentivize Messrs. Zuk and Batra to drive us toward an initial public offering of our common stock and to reflect the fact that these individuals were substantially vested in their existing, long-term equity awards. Each restricted stock award was granted for a zero purchase price and vests based on a continued service condition, generally over a period of four years, and a liquidity condition, which is defined as a change of control transaction or six months following the completion of our initial public offering. To the extent either of Messrs. Zuk or Batra terminates his employment with us prior to the vesting date, the then-unvested shares terminate without consideration.

The equity awards granted to our Named Executive Officers during fiscal 2012 are set forth in the “Fiscal 2012 Summary Compensation Table” and the “Fiscal 2012 Grants of Plan-Based Awards Table” below.

Welfare and Other Employee Benefits. We have established a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. We currently do not match any contributions made to the plan by our employees, including our executive officers. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our executive officers on the same basis as all of our full-time employees in the country in which they are resident. These benefits include medical, dental, and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Perquisites and Other Personal Benefits. In order to incentivize and recruit Mr. McLaughlin to join us as our Chief Executive Officer, we provided Mr. McLaughlin an allowance of $100,000 to cover reasonable relocation expenses associated with his move from Virginia to the San Francisco Bay Area.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation committee.

Employment Agreements

While we have not historically entered into employment agreements with any of our executive officers, the initial terms and conditions of employment of each of the Named Executive Officers (other than Mr. Zuk) were set forth in a written employment offer letter. Each of these arrangements was approved by our board of directors or, in certain instances, our compensation committee. We believe that these employment offer letters were necessary to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

In filling these executive positions, our board of directors and compensation committee were aware that it would be necessary to recruit candidates with the requisite experience and skills to manage a growing business in a unique market niche. Accordingly, it recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, our board of directors and compensation committee were sensitive to the need to integrate the new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations. Each of these employment offer letters provided for “at will” employment and set forth the initial compensation arrangements for the executive officer, including an initial base salary, an annual cash bonus opportunity, and an equity award in the form of a stock option to purchase shares of our common stock.

In December 2011, we entered into new confirmatory employment agreements and/or amendments with Messrs. McLaughlin, Zuk, and Batra in order to achieve consistency in the employment terms among our executive officers. For a summary of the material terms and conditions of these employment arrangements, see “—Executive Employment Agreements” below.

Post-Employment Compensation

The new employment agreements with our executive officers provide the executive officers with protections in the event of their involuntary termination of employment following a change in control of us. We believe that these protections assisted us in attracting these individuals to join us. We also believe that these protections serve our executive retention objectives by helping our executive officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event that there is a potential transaction that could involve a change in control of us. The terms of these agreements were determined after our board of directors and compensation committee reviewed our retention goals for each executive officer and an analysis of relevant market data.

For a summary of the material terms and conditions of these post-employment compensation arrangements, see “—Executive Employment Agreements” and “—Potential Payments Upon Termination or Change in Control” below.

Other Compensation Policies

Currently, we have not implemented policies regarding minimum stock ownership requirements or compensation recovery for our executive officers.

Risk Assessment and Compensation Practices

Our management assesses and discusses with our compensation committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that, for the following reasons, any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us in the future:

•

our use of multiple performance objectives in our incentive compensation plans and our use of a single incentive compensation plan for our management team together minimize the risk that might be posed by the short-term variable component of our compensation program;

•

our incentive compensation plan reflects a pay for performance philosophy that rewards executive officers for achievement of performance targets, and historically, we reserve the payment of discretionary bonuses for extraordinary performance and achievement;

•

for our fiscal 2012 incentive compensation plan, we instituted a per person cap of three times the target bonus opportunity to manage costs and to limit any potential risks related to short-term incentives.

Tax and Accounting Considerations

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code, or the Code, generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer and each of the three other most highly compensated executive officers (other than the chief financial officer) in any taxable year. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.

Prior to our becoming a public company, our board of directors had not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation for our executive officers. As a publicly-traded company, we expect that, where reasonably practicable, our compensation committee will seek to qualify the variable compensation paid to our executive officers for the “performance-based compensation” exemption from the deductibility limit. As such, in approving the amount and form of compensation for our executive officers in the future, we will consider all elements of the cost to the company of providing such compensation, including the potential impact of Section 162(m). In the future, our compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any of our executive officer with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 during fiscal 2012, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Share-Based Compensation. We follow ASC Topic 718 for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation Committee Report

The compensation committee has reviewed and discussed the section captioned “Executive Compensation,” included in this annual report on Form 10-K, with management and, based on such review and discussion, the compensation committee has recommended to our board of directors that this “Executive Compensation” section be included in this annual report on Form 10-K and in our proxy statement for our annual meeting of stockholders.

Submitted by the Compensation Committee of the board of directors:

Asheem Chandna (Chair)

James J. Goetz

Daniel J. Warmenhoven

Fiscal 2012 Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, and paid to each individual who served as our Chief Executive Officer at any time during the last completed fiscal year, and the two other most highly compensated executive officers who were serving as executive officers at July 31, 2012, the end of the last completed fiscal year. These individuals are our Named Executive Officers for fiscal 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(2)		Total ($)
Mark D. McLaughlin	2012	279,615	400,000	(3)	—	9,428,980	208,565	100,000	(4)	10,417,160
President and Chief Executive Officer

Nir Zuk	2012	220,000	—		1,162,500	—	109,292	14,594	(5)	1,506,386
Former Office of the Chief Executive Officer and Current Chief Technology Officer	2011	220,000	200,000		—	—	161,078	—		581,078

Rajiv Batra	2012	220,769	—		1,162,500	—	103,338	—		1,486,607
Former Office of the Chief Executive Officer and Current Vice President, Engineering	2011	217,462	200,000		—	—	177,185	—		594,647

Steffan C. Tomlinson	2012	124,199	100,000	(3)	—	3,636,499	42,855	14,594	(5)	3,918,147
Chief Financial Officer

Mark F. Anderson	2012	95,769	1,000,000	(3)	—	11,584,640	70,986	18,882	(6)	12,770,277
Senior Vice President, Worldwide Field Operations

Michael E. Lehman(7)	2012	173,897	—		—	—	81,311	250,000	(8)	505,208
Former Office of the Chief Executive Officer and Former Chief Financial Officer	2011	250,000	200,000		—	—	302,020	—		752,020

(1)	The amounts reported in the Stock Awards and Option Awards columns represent the grant date fair value of the restricted stock awards and stock options to purchase shares of our common stock granted to our Named Executive Officers during fiscal 2012 as computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock awards and stock options reported in these columns are set forth in the notes to our audited consolidated financial statements included in Form 10-K. Note that the amounts reported in these columns do not correspond to the actual economic value that may be received by the Named Executive Officers from their restricted stock awards or stock options.
(2)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amounts earned and payable under the Fiscal 2012 Bonus Plan which were paid in September 2012.
(3)	This amount represents a one-time cash bonus paid in connection with each respective Named Executive Officer’s initial employment with us.
(4)	This amount represents a cash payment made to Mr. McLaughlin as reimbursement for certain relocation expenses.
(5)	This amount represents a gift we gave to certain of our executive officers in connection with our initial public offering.
(6)	This amount represents reimbursements for certain travel and related expenses.
(7)	Mr. Lehman resigned as our Chief Financial Officer in February 2012.
(8)	This amount represents a cash payment paid upon Mr. Lehman’s resignation as our Chief Financial Officer, pursuant to a separation agreement and release, dated February 8, 2012.

Fiscal 2012 Grants of Plan-Based Awards

The following table presents, for each of our Named Executive Officers, information concerning each grant of a cash or equity plan-based award made during fiscal 2012. This information supplements the information about these awards set forth in the Summary Compensation Table.

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (Threshold) ($)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (Target) ($)(1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (Maximum) ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Mr. McLaughlin	—	—	140,417	421,251	—	—	—	—
Mr. McLaughlin	9/30/2011	—	—	—	—	2,155,984	10.77	9,428,980
Mr. Zuk	—	—	66,000	198,000	—	—	—	—
Mr. Zuk	1/10/2012	—	—	—	75,000	—	—	1,162,500
Mr. Batra	—	—	67,500	202,500	—	—	—	—
Mr. Batra	1/10/2012	—	—	—	75,000	—	—	1,162,500
Mr. Tomlinson	—	—	37,500	112,500	—	—	—	—
Mr. Tomlinson	3/6/2012	—	—	—	—	497,000	15.50	3,636,499
Mr. Anderson	—	—	61,988	185,964	—	—	—	—
Mr. Anderson	6/5/2012	—	—	—	—	575,000	20.19	11,584,640
Mr. Lehman	—	—	37,500	112,500	—	—	—	—

(1)	Amounts in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards columns relate to target incentive compensation opportunities under the Fiscal 2012 Bonus Plan and assumes achievement at target levels for both of the corporate performance measures. Total payments under the Fiscal 2012 Bonus Plan are capped at three times the applicable annual target cash bonus opportunity. The actual amounts paid to our Named Executive Officers are set forth in the Summary Compensation Table above and the calculation of the actual amounts paid is discussed more fully in “Executive Compensation—Executive Compensation Program Components” above.
(2)	The restricted stock awards and stock option grants to purchase shares of our common stock were made under the Palo Alto Networks, Inc. 2005 Equity Incentive Plan, or the 2005 Plan. The exercise price of the options is equal to the fair market value of our common stock on the date of grant. All stock options granted under the 2005 Plan to our Named Executive Officers are subject to service-based vesting requirements.
(3)	The amounts reported in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the restricted stock awards and stock options to purchase shares of our common stock granted in fiscal 2012, calculated in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock awards and stock options reported in this column are set forth in the notes to our audited consolidated financial statements included in this annual report on Form 10-K. Note that the amounts reported in this column do not correspond to the actual economic value that may be received by our Named Executive Officers from their restricted stock awards and stock options.

Fiscal 2012 Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our Named Executive Officers, information regarding outstanding stock options and other equity awards held as of July 31, 2012.

Named Executive Officer	Grant Date		Option Awards— Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards— Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards— Option Exercise Price ($)	Option Awards— Option Expiration Date	Stock Awards —Number of Shares or Units of Stock That Have Not Vested (#)		Stock Awards —Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mr. McLaughlin	9/30/2011	(2)	—	2,155,984	10.77	9/29/2021	—		—
Mr. Zuk	1/10/2012	(3)	—	—	—	—	75,000		4,285,500
Mr. Zuk	3/25/2009	(4)	—	—	0.63	3/24/2019	84,375	(8)	4,821,188
Mr. Batra	1/10/2012	(3)	—	—	—	—	75,000		4,285,500
Mr. Batra	3/25/2009	(4)	—	—	0.63	3/24/2019	84,375	(8)	4,821,188
Mr. Tomlinson	3/6/2012	(5)	—	497,000	15.50	3/5/2022	—		—
Mr. Anderson	6/5/2012	(6)	—	575,000	20.19	6/4/2022	—		—
Mr. Lehman	4/20/2010	(7)	362,496	—	1.24	4/19/2020	—		—

(1)	The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable Named Executive Officer by the closing market price of our common stock on the New York Stock Exchange on July 31, 2012, which was $57.14 per share.
(2)	This stock option vests as to 25% of the shares of common stock subject to the option on August 26, 2012, with an additional 1/36 of the remaining shares of common stock subject to the option vesting monthly over the following 36 months with full vesting occurring on August 26, 2015.
(3)	This restricted stock award vests as to 25% of the shares of common stock covered by the award on January 10, 2013, with an additional 1/36 of the remaining shares of common stock subject to the award vesting monthly over the following 36 months with full vesting occurring on January 10, 2016 and a liquidity condition, which is defined as a change of control transaction or six months following the completion of our initial public offering.
(4)	These options vested as to 25% of the total granted on April 1, 2010, with an additional 1/36 of the remaining amount vesting monthly over the following 36 months with full vesting occurring on April 1, 2013.
(5)	This stock option vests as to 25% of the shares of common stock subject to the option on February 2, 2013, with an additional 1/36 of the remaining shares of the common stock subject to the option vesting monthly over the following 36 months with full vesting occurring on February 2, 2016.
(6)	This stock option vests as to 25% of the shares of common stock subject to the option on June 5, 2013, with an additional 1/36 of the remaining shares of the common stock subject to the option vesting monthly over the following 36 months with full vesting occurring on June 5, 2016.
(7)	As noted above, Mr. Lehman resigned as our Chief Financial Officer in February 2012. Each of his outstanding unvested equity awards terminated on that date, after giving effect to applicable vesting acceleration provisions (see “Executive Employment Agreements—Separation Agreement—Mr. Lehman” below).
(8)	These outstanding restricted shares of our common stock were purchased upon the exercise of stock options that were immediately exercisable in full as of the date of grant, with the underlying option shares subject to a right of repurchase by us at the option exercise price. This right of repurchase lapses over a four-year period at the rate of 25% of the shares of common stock underlying the option on the first anniversary of the vesting commencement date and thereafter 1/48th of the shares of common stock underlying the option each month.

Fiscal 2012 Option Exercises and Stock Vested

None of our Named Executive Officers acquired shares of our common stock upon the exercise of stock options or the vesting of restricted stock awards during fiscal 2012.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our Named Executive Officers during fiscal 2012.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our Named Executive Officers during fiscal 2012.

Executive Employment Agreements

We have entered into employment offer letters with each of our Named Executive Officers (other than Mr. Zuk) in connection with his commencement of employment with us. With the exception of Mr. McLaughlin’s arrangement, each of these offer letters was negotiated on our behalf by our then-serving chief executive officer, with the oversight and approval of our board of directors and compensation committee.

Additionally, in December 2011, we entered into confirmatory new employment agreements with our then-serving executive officers and amended the employment offer letter of Mr. McLaughlin in order to achieve consistency in the employment terms and conditions of our executive officers.

Each of our Named Executive Officers is eligible to receive certain severance payments and benefits in connection with his termination of employment under various circumstances, including following a change in control, pursuant to written severance and change in control arrangements.

For a summary of the material terms and conditions of these arrangements, as well as an estimate of the potential payments and benefits payable to our Named Executive Officers under these arrangements, see the description below and “—Potential Payments Upon Termination or Change in Control” below. The estimated potential severance payments and benefits payable to each Named Executive Officer in the event of termination of employment as of July 31, 2012, pursuant to the arrangements under the confirmatory employment agreements, are described below.

The actual amounts that would be paid or distributed to our Named Executive Officers as a result of one of the termination events occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the Named Executive Officer’s base salary and the market price of our common stock. Although we have entered into written arrangements to provide severance payments and benefits to our Named Executive Officers in connection with a termination of employment under particular circumstances, we or an acquirer may mutually agree with the Named Executive Officers on severance terms that vary from those provided in these pre-existing arrangements. Finally, in addition to the amounts presented below, each Named Executive Officer would also be able to exercise any previously-vested stock options that he held. For more information about the Named Executive Officers outstanding equity awards as of July 31, 2012, see “—Fiscal 2012 Outstanding Equity Awards at Fiscal Year-End.”

Along with the severance payments and benefits described in a Named Executive Officer’s individual severance and change in control arrangement, these executive officers are eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies.

Termination of Employment Unrelated to a Change in Control

Mr. Batra. In the event of an involuntary termination of employment (a termination of employment by us without “cause”), provided that he executes an appropriate release and waiver of claims, Mr. Batra would be eligible to receive:

•	a lump sum cash payment equal to six months of his base salary as in effect as of the date of termination;

•	a lump sum cash payment equal to the amount payable for premiums for continued COBRA benefits for a period of six months; and

•	accelerated vesting of six months vesting of his then outstanding time-based equity awards.

Messrs. McLaughlin, Tomlinson and Anderson. In the event of an involuntary termination of employment (a termination of employment by us without “cause”), at any time before a “change in control” or more than 24 months following a “change in control,” provided that the executive officer executes an appropriate release and waiver of claims, Messrs. McLaughlin, Tomlinson, and Anderson would be eligible to receive:

•	continued payment of base salary as in effect as of the date of termination for a period of six months (or for Mr. McLaughlin, for a period of 12 months);

•	a lump sum cash payment equal to the amount payable for premiums for continued COBRA benefits for a period of six months (or for Mr. McLaughlin, for a period of 12 months); and

•

for Mr. McLaughlin only, accelerated vesting of the number of shares of our common stock underlying the stock option granted to him on September 30, 2011 that are then unvested equal to the number of shares that would have vested if he had remained employed for six months after the date of termination.

Termination of Employment—Other Named Executive Officers. None of the remaining Named Executive Officers are eligible to receive any specific payments or benefits in the event of an involuntary termination of employment unrelated to a change in control.

Termination of Employment in Connection with a Change in Control

Messrs. Zuk and Batra. In the event of an involuntary termination of employment (a termination of employment by us without “cause” or a termination of employment for “good reason”) within 12 months following a “change in control,” provided that the executive officer executes an appropriate release and waiver of claims, Messrs. Zuk and Batra would each be eligible to receive:

•	a lump sum cash payment equal to 12 months of his base salary as in effect as of the date of termination;

•	a lump sum cash payment equal to 100% of his target bonus for that fiscal year;

•	a lump sum cash payment equal to the amount payable for premiums for continued COBRA benefits for a period of 12 months; and

•	accelerated vesting of the greater of (i) 12 months vesting of his then outstanding time-based equity awards, or (ii) 50% of his then outstanding, time-based equity awards.

Messrs. McLaughlin, Tomlinson and Anderson. In the event of an involuntary termination of employment (a termination of employment by us without “cause” or a termination of employment for “good reason”) within 24 months following a “change in control,” provided that the executive officer executes an appropriate release and waiver of claims, Messrs. McLaughlin, Tomlinson, and Anderson would each be eligible to receive:

•	a lump sum payment of his annual base salary as in effect as of the date of termination;

•	a lump sum cash payment equal to 100% of his target bonus for that fiscal year;

•	a lump sum cash payment equal to the amount payable for premiums for continued COBRA benefits for a period of 12 months; and

•	24 months of accelerated vesting of his then-outstanding, time-based equity awards.

Applicable Definitions. Generally, for purposes of the foregoing provisions, a “change in control” means:

•	the sale or other disposition of all or substantially all of our assets;

•

any sale or exchange of our capital stock by stockholders in a transaction or series of related transactions where more than 50% of the outstanding voting power of the company is acquired by a person or entity or group of related persons or entities;

•

any reorganization, consolidation, or merger of the company where our outstanding voting securities immediately before the transaction represent or are converted into less than 50% of the outstanding voting power of the surviving entity (or its parent organization) immediately after the transaction; or

•	the consummation of the acquisition of 51% or more of our outstanding stock pursuant to a tender offer validly made under any state or federal law (other than a tender offer by us).

Generally, for purposes of the foregoing provisions, “cause” is limited to:

•	conviction of any felony or any crime involving moral turpitude or dishonesty;

•	participation in intentional fraud or an act of willful dishonesty against us;

•	willful breach of our policies that materially harms us;

•	intentional damage of a substantial amount of our property;

•	willful and material breach of the Named Executive Officer’s employment offer letter, employment agreement or his employee invention assignment and confidentiality agreement; or

•

a willful failure or refusal in a material respect to follow the lawful, reasonable policies or directions of us as specified by our board of directors or Chief Executive Officer after being provided with notice of such failure, which failure is not remedied within 30 days after receipt of written notice from us.

Generally, for purposes of the foregoing provisions, “good reason” means a resignation within 12 months following the occurrence, without the Named Executive Officer’s written consent, of one or more of the following:

•

there is a material reduction in the Named Executive Officer’s authority, status, obligations, or responsibilities, provided that, for Messrs. Zuk and Batra, following a “change in control,” a change in title alone will not constitute a material reduction;

•

there is a reduction in the Named Executive Officer’s total annual compensation of more than 10% unless such reduction is no greater (in percentage terms) than compensation reductions imposed on substantially all of our employees pursuant to a directive of our board of directors;

•	any failure by us to pay the Named Executive Officer’s base salary;

•	the relocation of the principal place of our business to a location that is more than a specified number of miles further away from the Named Executive Officer’s home than our current location.

A resignation for “good reason” will not be deemed to have occurred unless the Named Executive Officer gives us written notice of one of the above conditions within 90 days of its occurrence, and we fail to remedy the condition within 30 days of receipt of such notice.

Separation Agreement—Mr. Lehman. In connection with his resignation as Chief Financial Officer in February 2012 and as our employee effective March 19, 2012, we entered into a separation agreement and release, dated February 8, 2012, with Mr. Lehman. Under this agreement, in return for a general release and waiver of claims and compliance with certain specified covenants in favor of us, Mr. Lehman received the following payments and benefits:

•	a cash payment in the amount of $250,000, less applicable withholding;

•	a cash payment in the amount of his on-target bonus for the second quarter of fiscal 2012, less applicable withholding;

•	reimbursement of the costs associated with maintaining his then-existing health care benefits coverage for a period of 12 months;

•	the full and immediate vesting of 74,999 shares of our common stock subject to the outstanding stock options previously granted to him that were unvested as of March 19, 2012; and

•

the extension of the period of time in which he has to exercise the shares of our common stock subject to his outstanding options until the earlier of (i) the expiration of the original term of each of his options or (ii) September 19, 2013.

Potential Payments Upon Termination or Change in Control

The tables below provide an estimate of the value of the compensation and benefits due to each of our Named Executive Officers for fiscal 2012 in the events described below, assuming that the termination of employment and change in control was effective on July 31, 2012, under the confirmatory employment agreements described above. The actual amounts to be paid can only be determined at the time of the termination of employment or change of control, as applicable.

Termination of Employment Unrelated to a Change in Control

Named Executive Officer	Salary Continuation ($)	Value of Accelerated Equity Awards ($)(1)		Value of Continued Health Care Coverage Premiums ($)	Total ($)
		Restricted Stock	Options
Mr. McLaughlin	300,000	—	35,407,112	17,270	35,724,382
Mr. Batra	112,500	1,071,375	3,178,688	8,635	4,371,198
Mr. Tomlinson	125,000	—	—	8,635	133,635
Mr. Anderson	300,000	—	—	8,635	308,635

(1)	The amounts reported in the table reflect the aggregate market value of the unvested shares of our common stock underlying outstanding stock options and restricted stock awards. For the unvested stock options, the aggregate market value is computed by multiplying (i) the number of shares of our common stock underlying unvested and outstanding stock options at July 31, 2012 that would become vested by (ii) the difference between $57.14 (the closing market price of our common stock on the New York Stock Exchange on July 31, 2012) and the exercise price of such option. For the restricted stock awards, the aggregate market value is computed by multiplying (i) the number of unvested shares of our common stock subject to outstanding restricted stock awards at July 31, 2012 that would become vested by (ii) $57.14 (the closing market price of our common stock on the New York Stock Exchange on July 31, 2012).

Termination of Employment in Connection with a Change in Control

Named Executive Officer	Salary Continuation ($)	Target Annual Cash Bonus ($)	Value of Accelerated Equity Awards ($)(1)		Value of Continued Health Care Coverage Premiums ($)	Total ($)
			Restricted Stock	Options
Mr. McLaughlin	300,000	150,000	—	72,896,979	17,270	73,364,249
Mr. Zuk	220,000	66,000	2,142,750	4,768,031	16,409	7,213,190
Mr. Batra	225,000	67,500	2,142,750	4,768,031	17,270	7,220,551
Mr. Tomlinson	250,000	75,000	—	12,503,284	17,270	12,845,554
Mr. Anderson	600,000	400,000	—	11,065,749	17,270	12,083,019

(1)	The amounts reported in the table reflect the aggregate market value of the unvested shares of our common stock underlying outstanding stock options and restricted stock awards. For the unvested stock options, the aggregate market value is computed by multiplying (i) the number of shares of our common stock underlying unvested and outstanding stock options at July 31, 2012 that would become vested by (ii) the difference between $57.14 (the closing market price of our common stock on the New York Stock Exchange on July 31, 2012) and the exercise price of such option. For the restricted stock awards, the aggregate market value is computed by multiplying (i) the number of unvested shares of our common stock subject to outstanding restricted stock awards at July 31, 2012 that would become vested by (ii) $57.14 (the closing market price of our common stock on the New York Stock Exchange on July 31, 2012).

Director Compensation

See Item 10, “Directors, Executive Officers, and Corporate Governance” for information regarding director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at September 30, 2012 for:

•	each of our directors;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Applicable percentage ownership is based on 67,893,939 shares of common stock outstanding at September 30, 2012. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of September 30, 2012. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Palo Alto Networks, Inc., 3300 Olcott Street, Santa Clara, California 95054.

	Number of Shares	Percent of Shares Outstanding
5% Stockholders:
Entities affiliated with Greylock Partners(1)	13,786,763	20.3%
Entities affiliated with Sequoia Capital and other group members(2)	13,786,763	20.3%
Globespan Capital Partners V, L.P.(3)	4,917,543	7.2%
Directors and Named Executive Officers:
Mark D. McLaughlin(4)	673,744	*
Nir Zuk(5)	3,476,535	5.1%
Rajiv Batra(6)	2,000,216	2.9%
Steffan C. Tomlinson	—	—
Mark F. Anderson	—	—
Asheem Chandna(7)	14,093,813	20.8%
John M. Donovan	—	—
Venky Ganesan(3)	—	—
James J. Goetz(8)	1,567,944	2.3%
Shlomo Kramer(9)	997,524	1.5%
William A. Lanfri(10)	750,186	1.1%
Charles J. Robel(11)	23,020	*
Daniel J. Warmenhoven	—	—
Michael E. Lehman(12)	362,496	*
All current directors and executive officers as a group (14 Persons)(13)	24,095,148	35.1%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Consists of (i) 12,071,776 shares held of record by Greylock XI Limited Partnership; (ii) 1,378,678 shares held of record by Greylock XI Principals LLC; and (iii) 336,309 shares held of record by Greylock XI-A Limited Partnership (collectively referred to as the “Greylock Partners Entities”). Greylock XI GP Limited Partnership is the sole general partner of each of Greylock XI Limited Partnership and Greylock XI-A Limited Partnership. William W. Helman and Aneel Bhusri are the managing members of Greylock XI GP Limited Partnership and are partners of Greylock XI Principals LLC. The address for these entities is 2550 Sand Hill Road, Menlo Park, CA 94025.
(2)	Consists of (i) 10,617,630 shares held of record by Sequoia Capital XI, LP; (ii) 1,475,592 shares held of record by Sequoia Capital Growth Fund III, LP; (iii) 1,155,116 shares held of record by Sequoia Capital XI Principals Fund, LLC; (iv) 335,396 shares held of record by Sequoia Technology Partners XI, LP; (v) 76,202 shares held of record by Sequoia Capital Growth III Principals Fund, LLC; (vi) 16,150 shares held of record by Sequoia Capital Growth Partners III, LP; and (vii) 110,677 shares held of record by SCGE Fund, L.P. SC XI Management, LLC is the general partner of Sequoia Capital XI, LP and Sequoia Technology Partners XI, LP and is the managing member of Sequoia Capital XI Principals Fund, LLC and SCGF III Management, LLC is the general partner of Sequoia Capital Growth Fund III, LP and Sequoia Capital Growth Partners III, LP and is the managing member of Sequoia Capital Growth III Principals Fund, LLC (collectively referred to as the “Sequoia Capital Entities”). The managing members of SC XI Management, LLC are Michael Goguen, Douglas Leone, and Michael Moritz. The managing members of SCGF III Management, LLC are Roelof Botha, J. Scott Carter, James J. Goetz, Michael Goguen, Douglas Leone and Michael Moritz. SCGE (LTGP), L.P. is the general partner of, and SCGE Management, L.P., a registered investment adviser under the Investment Advisers Act of 1940, as amended, acts as investment adviser to, SCGE Fund, L.P. (collectively referred to as the “SCGE Entities”). Christopher Lyle is the sole person with voting and investment power on behalf of the SCGE Entities. The SCGE Entities and the Sequoia Capital Entities may be deemed to be a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with respect to their ownership of our shares. The address for these entities is 3000 Sand Hill Road, Suite 4-250, Menlo Park, CA 94025.

(3)	Globespan Management Associates V, LLC is the sole general partner of Globespan Management Associates V, L.P., which is the sole general partner of Globespan Capital Partners V, L.P. The sole members of Globespan Management Associates V, LLC are Andrew P. Goldfarb and Barry J. Schiffman, who hold voting and dispositive power over the shares held by Globespan Capital Partners V, L.P. Mr. Ganesan, one of our directors, has no voting or dispositive power with respect to these shares. The address for these entities is 300 Hamilton Avenue, Palo Alto, CA 94301.
(4)	Consists of 673,744 shares issuable pursuant to stock options exercisable within 60 days of September 30, 2012.
(5)	Consists of 3,476,535 shares held of record by Mr. Zuk, of which 121,881 may be repurchased by us at the original exercise price within 60 days of September 30, 2012.
(6)

Consists of (i) 75,000 shares held of record by Mr. Batra, all of which may be repurchased by us at the original exercise price within 60 days of September 30, 2012; (ii) 1,700,216 shares held of record by Rajiv Batra and Ritu Batra as Trustees of the Batra Family Trust U/A/D 5th of January 2006 of which 46,877 may be repurchased by us at the original exercise price within 60 days of September 30, 2012; and (iii) 225,000 shares held of record by Rajiv Batra and Ritu Batra as Trustees of the Trust Agreement for Aditya Joshua Batra dated February 22, 2005.

(7)	Consists of (i) the shares listed in footnote (1) above, which are held by the Greylock Partners Entities; and (ii) 307,050 shares held of record by the Chandna Family Revocable Trust DTD 4/13/98 for which Mr. Chandna serves as trustee. Mr. Chandna, one of our directors, is a partner of the Greylock Partners Entities, and therefore may be deemed to share voting or dispositive power with respect to the shares held by the Greylock Partners Entities.
(8)	Consists of the shares held by Sequoia Capital Growth Fund III, LP, Sequoia Capital Growth III Principals Fund, LLC and Sequoia Capital Growth Partners III, LP listed in footnote (2) above. Mr. Goetz, one of our directors, is a managing member of the general partner or managing member of the Sequoia Capital Entities specified above, and therefore may be deemed to share voting and dispositive power over the shares held by such Sequoia Capital Entities.
(9)	Consists of (i) 132,000 shares held of record by Mr. Kramer; and (ii) 865,524 shares held of record by Hapri Limited. Mr. Kramer is one of two directors of Hapri Limited, with Amir Rapoport, the Kramer family office Chief Financial Officer, being the other director. All of Hapri Limited’s shares are ultimately controlled by a trust of which Mr. Kramer is the sole grantor and sole beneficiary during his life. The address for Hapri Limited is PFD Corporate Services (BVI) Limited, Tropic Isle Building, P.O. Box 3331, Road Town, Tortola, British Virgin Islands VG 1110.
(10)	Consists of 750,186 shares held of record by Hawkswatch Holdings LLC for which Mr. Lanfri is the sole member.
(11)	Consists of 23,020 shares issuable pursuant to stock options exercisable within 60 days of September 30, 2012.
(12)	Consists of 362,496 shares issuable pursuant to stock options exercisable within 60 days of September 30, 2012. Mr. Lehman resigned as Chief Financial Officer in February 2012.
(13)	Consists of (i) 23,396,218 shares beneficially owned by the current directors and executive officers, of which 347,925 may be repurchased by us at the original exercise price within 60 days of September 30, 2012; and (ii) 698,930 shares issuable pursuant to stock options exercisable within 60 days of September 30, 2012.

Equity Compensation Plan Information

The following table provides information as of July 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	14,224,569	$9.46	11,571,093
Equity compensation plans not approved by stockholders	—	—	—

Total	14,224,569		11,571,093

(1)

Includes the following plans: 2012 Equity Incentive Plan (2012 Plan), 2005 Equity Incentive Plan and 2012 Employee Stock Purchase Plan (2012 ESPP). Our 2012 Plan provides that on January 1st of each fiscal year commencing in 2014 and ending on (and including) January 1, 2022, the number of shares authorized for issuance under the 2012 Plan is automatically increased by a number equal to the lesser of (i) 8,000,000 shares of common stock, (ii) four and one half percent (4.5%) of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors. Our 2012 ESPP provides that on January 1st of each fiscal year commencing in 2014 and ending on (and including) January 1, 2032, the number of shares authorized for issuance under the 2012 ESPP is automatically increased by a number equal to the lesser of (i) 2,000,000 shares of common stock, (ii) one percent (1.0%) of the aggregate number of shares of common stock outstanding on such date, or (iii) an amount determined by our board of directors or a duly authorized committee of our board of directors.

(2)	The weighted average exercise price does not take into account outstanding restricted stock. See Note 7 to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information on stock-based awards outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We describe below transactions and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Investors’ Rights Agreement

We are party to an investors’ rights agreement which provides, among other things, that holders of our preferred stock have the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Employment Arrangements and Indemnification Agreements

We have entered into employment arrangements with certain current and former executive officers. See “Executive Compensation—Executive Employment Agreements.”

We have also entered into indemnification agreements with certain directors and officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Transactions with AT&T Inc.

Mr. Donovan, one of our independent directors, is an executive officer at AT&T Inc. Since the beginning of our last fiscal year, we have sold an aggregate of $2.4 million of products and services to AT&T in arm’s length transactions.

Policies and Procedures for Related Party Transactions

The audit committee of our board of directors has the primary responsibility for reviewing and approving or ratifying transactions with related parties.

We have a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. Our audit committee has determined that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares and the aggregate amount involved does not exceed the greater of $500,000 or 2% of the company’s total annual revenues, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

Director Independence

See Item 10, “Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our Proxy Statement for our fiscal 2012 Annual Meeting of Stockholders anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 4, 2012.

PALO ALTO NETWORKS, INC.

By:	/s/ Mark D. McLaughlin
Mark D. McLaughlin
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. McLaughlin and Steffan C. Tomlinson, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark D. McLaughlin Mark D. McLaughlin	Chief Executive Officer, President and Director, (Principal Executive Officer)	October 4, 2012

/s/ Steffan C. Tomlinson Steffan C. Tomlinson	Chief Financial Officer (Principal Accounting and Financial Officer)	October 4, 2012

/s/ Nir Zuk Nir Zuk	Chief Technical Officer and Director	October 4, 2012

/s/ Asheem Chandna Asheem Chandna	Director	October 4, 2012

/s/ John M. Donovan John M. Donovan	Director	October 4, 2012

/s/ Venky V. Ganesan Venky V. Ganesan	Director	October 4, 2012

/s/ James J. Goetz James J. Goetz	Director	October 4, 2012

/s/ Shlomo Kramer Shlomo Kramer	Director	October 4, 2012

/s/ William A. Lanfri William A. Lanfri	Director	October 4, 2012

/s/ Charles J. Robel Charles J. Robel	Director	October 4, 2012

/s/ Daniel J. Warmenhoven Daniel J. Warmenhoven	Director	October 4, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan.	S-1/A	333-180620	10.3	July 9, 2012

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan.	S-1/A	333-180620	10.4	July 9, 2012

10.5*	Employee Incentive Compensation Plan.

10.6*	Offer Letter between the Registrant and Mark D. McLaughlin, dated July 21, 2011, as amended.	S-1	333-180620	10.6	April 6, 2012

10.7*	Offer Letter between the Registrant and Steffan C. Tomlinson, dated January 17, 2012.	S-1	333-180620	10.7	April 6, 2012

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.9*	Letter Agreement between the Registrant and Rajiv Batra, dated December 19, 2011.	S-1	333-180620	10.9	April 6, 2012

10.10*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.11*	Offer Letter between the Registrant and Charles J. Robel, dated June 9, 2011.	S-1	333-180620	10.12	April 6, 2012

10.12*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.13*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.14*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012	8-K	001-35594	10.1	September 20, 2012

10.15	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.16	Lease between the Registrant and SI 34 LLC, dated September 17, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.17	Lease between the Registrant and SI 34 LLC, dated September 17, 2012

10.18**	Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems Ltd., dated September 20, 2010.	S-1	333-180620	10.15	April 6, 2012

21.1	List of subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commision pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.