Form 10-Q
period 2012-10-31
Palo Alto Networks Inc
filed 2012-12-10
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35594

Palo Alto Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2530195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3300 Olcott Street Santa Clara, California 95054 (Address of principal executive office, including zip code)
(408) 753-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of November 30, 2012 was 68,450,201.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	October 31, 2012	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$174,473	$322,642
Short-term investments	147,084	—
Accounts receivable, net of allowance for doubtful accounts of $177 and $164 at October 31, 2012 and July 31, 2012, respectively	56,369	45,642
Prepaid expenses and other current assets	16,813	13,373
Total current assets	394,739	381,657
Property and equipment, net	22,965	20,979
Long-term investments	20,567	—
Other assets	6,026	5,168
Total assets	$444,297	$407,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,290	$9,214
Accrued liabilities	14,743	15,189
Accrued compensation	16,171	11,307
Deferred revenue	101,412	86,296
Total current liabilities	142,616	122,006
Deferred revenue—non-current	58,996	49,512
Other long-term liabilities	6,896	7,215
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at October 31, 2012 and July 31, 2012	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 68,445 and 67,852 shares issued and 68,445 and 67,852 shares outstanding at October 31, 2012 and July 31, 2012, respectively	7	7
Additional paid-in capital	319,352	309,092
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(83,543)	(80,028)
Total stockholders’ equity	235,789	229,071
Total liabilities and stockholders’ equity	$444,297	$407,804

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	October 31,
	2012	2011
Revenue:
Product	$55,514	$42,861
Services	30,420	14,252
Total revenue	85,934	57,113
Cost of revenue:
Product	14,416	10,310
Services	9,774	4,530
Total cost of revenue	24,190	14,840
Total gross profit	61,744	42,273
Operating expenses:
Research and development	13,312	7,848
Sales and marketing	42,607	22,368
General and administrative	8,956	5,157
Total operating expenses	64,875	35,373
Operating income (loss)	(3,131)	6,900
Interest income	98	2
Other expense, net	(170)	(464)
Income (loss) before income taxes	(3,203)	6,438
Provision for income taxes	312	2,322
Net income (loss)	$(3,515)	$4,116
Net income (loss) attributable to common stockholders	$(3,515)	$—
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$0.00
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	66,813	16,715

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2012	2011
Net income (loss)	$(3,515)	$4,116
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(27)	—
Comprehensive income (loss)	$(3,542)	$4,116

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(3,515)	$4,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,053	1,150
Amortization of investment premiums, net of accretion of purchase discounts	316	—
Share-based compensation for equity based awards	8,284	1,449
Change in fair value of preferred stock warrants	—	404
Changes in operating assets and liabilities:
Accounts receivable, net	(10,727)	(5,602)
Prepaid expenses and other assets	(3,830)	(2,661)
Accounts payable	1,076	736
Accrued and other liabilities	4,819	2,096
Deferred revenue	24,600	18,904
Net cash provided by operating activities	23,076	20,592
Cash flows from investing activities
Purchase of property, equipment, and other assets	(4,015)	(2,732)
Purchase of investments	(168,475)	—
Net cash used in investing activities	(172,490)	(2,732)
Cash flows from financing activities
Changes in restricted cash	—	1,221
Proceeds from exercise of stock options	1,534	287
Payments of initial public offering costs	(265)	—
Repurchase of restricted common stock from employees	(24)	(59)
Net cash provided by financing activities	1,245	1,449
Net increase (decrease) in cash and cash equivalents	(148,169)	19,309
Cash and cash equivalents—beginning of period	322,642	40,517
Cash and cash equivalents—end of period	$174,473	$59,826
Supplemental disclosures of cash flow information
Cash paid for income taxes	$369	$97
Cash paid for interest	$38	$4
Supplemental disclosures of non-cash investing and financing activities
Change in liability for early exercise of stock options, net of vested portion	$(466)	$(165)

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Secondary Offering
In October 2012, we completed our secondary offering whereby certain stockholders of our company sold 4,800,000 shares of common stock to the public at a price of $63.00 per share. The aggregate offering price for shares sold in the offering was approximately $290,304,000, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares in this offering. Offering expenses were paid by the stockholders who sold shares of common stock in the offering.

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

 Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 except as disclosed below.

Investments

We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our balance sheet as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents and with maturities one year or less from the condensed consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Warranties

We generally provide a one-year warranty on hardware and a three-month warranty on software. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the condensed consolidated balance sheets and is reviewed periodically for adequacy. To date, we have not accrued any significant costs associated with our warranty.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. The guidance was effective for us in the first quarter of fiscal 2013 and applied retrospectively. Our adoption of this guidance did not impact our condensed consolidated financial position, results of operations, or cash flows.

2. Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	October 31, 2012				July 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government and agency securities	$—	$87,996	$—	$87,996	$—	$—	$—	$—
Money market funds	11,855	—	—	11,855	250,005	—	—	250,005
Total cash equivalents	11,855	87,996	—	99,851	250,005	—	—	250,005
Short-term investments:
Commercial paper	—	4,986	—	4,986	—	—	—	—
Corporate debt securities	—	18,899	—	18,899	—	—	—	—
U.S. government and agency securities	—	123,199	—	123,199	—	—	—	—
Total short-term investments	—	147,084	—	147,084	—	—	—	—
Long-term investments:
Corporate debt securities	—	13,558	—	13,558	—	—	—	—
U.S. government and agency securities	—	7,009	—	7,009	—	—	—	—
Total long-term investments	—	20,567	—	20,567	—	—	—	—
Other assets:
Restricted cash	1,221	—	—	1,221	1,221	—	—	1,221
Total other assets	1,221	—	—	1,221	1,221	—	—	1,221
Total assets measured at fair value	$13,076	$255,647	$—	$268,723	$251,226	$—	$—	$251,226

3. Investments

Investments consist of the following (in thousands):

	October 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$4,990	$—	$(4)	$4,986
Corporate debt securities	32,463	18	(24)	32,457
U.S. government and agency securities	218,221	1	(18)	218,204
Money market funds	11,855	—	—	11,855
Total investments	$267,529	$19	$(46)	$267,502

Investments in an unrealized loss position at October 31, 2012 consist of the following (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,986	$(4)	$—	$—	$4,986	$(4)
Corporate debt securities	14,541	(24)	—	—	14,541	(24)
U.S. government and agency securities	131,606	(18)	—	—	131,606	(18)
Total	$151,133	$(46)	$—	$—	$151,133	$(46)

Unrealized losses on the above investments are primarily due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, we do not consider these investments to be other-than-temporarily impaired at October 31, 2012.

The amortized cost and fair value of our investments at October 31, 2012, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$235,097	$235,080
Due within one to two years	20,577	20,567
Instruments not due at a single maturity date	11,855	11,855
Total	$267,529	$267,502

4. Commitments and Contingencies

Leases

In September 2012, we entered into two lease agreements for space in Santa Clara, California with lease inception dates of November 2012 and August 2013. Both leases expire in July 2023 and allow for two separate five-year options to extend the lease term. Payments under these leases will be approximately $94,400,000 over the lease term. Each lease has a seven month rent holiday, which was included in the determination of rent expense.

The aggregate future non-cancelable minimum rental payments on our operating leases and the minimum purchase commitments of products and components with our independent contract manufacturer or suppliers at October 31, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$107,990	$4,230	$20,814	$22,578	$60,368
Purchase obligations	19,585	19,585	—	—	—
Total	$127,575	$23,815	$20,814	$22,578	$60,368

Litigation

Beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us in the U.S. District Court for the Northern District of California alleging, among other claims, patent infringement. In January 2011, we entered into a settlement agreement with Fortinet, Inc. to the mutual satisfaction of both parties. Under the terms of the settlement agreement, we agreed to pay Fortinet, Inc. $6,000,000 over a period of three years. We recorded the cost related to the settlement as of October 31, 2010. As of October 31, 2012, $1,250,000 remained payable under this settlement and is included in accrued and other long-term liabilities in our condensed consolidated statement of financial position.

In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. On October 19 and December 3, 2012, the U.S. Patent and Trademark Office granted our requests for reexamination for three patents and rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the U.S. Patent and Trademark Office denied our requests for reexamination as to two other patents. We have the opportunity to seek review of these denials within the U.S. Patent and Trademark Office.

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

5. Equity Award Plans

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable and options and restricted stock units (RSUs) vested and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	14,225	$9.46	8.3	$678,248
Options granted	—	—
Options forfeited	(217)	10.09
Options repurchased	—	—
Options exercised	(600)	2.56
Balance—October 31, 2012	13,408	9.76	8.0	$606,310
Options vested and expected to vest—October 31, 2012	12,690	$9.51	7.9	$577,014
Options exercisable—October 31, 2012	4,513	$3.45	6.2	$232,555

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	—	$—	—	$—
RSUs granted	216	65.89
RSUs vested	—	—
RSUs forfeited	—	—
Balance—October 31, 2012	216	$65.89	2.1	$11,876
RSUs vested and expected to vest—October 31, 2012	190	$—	2.0	$10,446

The following table summarizes the assumptions relating to our stock options as follows:

Three Months Ended October 31, 2011
Risk-free interest rate	0.7%
Expected term	4 years
Volatility	50%
Dividend yield	—%

During the three months ended October 31, 2012, compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan was $1,344,000.

Share-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended October 31,
	2012	2011
Cost of revenue	$610	$107
Research and development	1,690	325
Sales and marketing	4,298	477
General and administrative	1,744	540
Total	$8,342	$1,449

At October 31, 2012, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $67,242,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.

For the first quarter of fiscal 2013, we modified the terms of certain share-based awards for an employee and as a result, we recorded $1,400,000 of compensation expense within sales and marketing expense.

6. Income Taxes

Our provision for income taxes for the three month period ended October 31, 2012 reflects an effective tax rate of negative 10% and primarily consists of foreign income and withholding taxes.

Our provision for income taxes for the three month period ended October 31, 2011 reflected an effective tax rate of 36% and primarily consisted of U.S. federal alternative minimum tax, state income taxes, and foreign income and withholding taxes.

7. Net Income (Loss) Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended October 31,
	2012	2011
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$(3,515)	$4,116
Less: undistributed earnings allocated to participating securities	—	(4,116)
Net income (loss) attributable to common stockholders	$(3,515)	$—
Weighted-average shares used to compute net income (loss) per share, basic and diluted	66,813	16,715
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$0.00

The following outstanding options, RSUs, warrants, and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Three Months Ended October 31,
	2012	2011
Options to purchase common stock	13,408	10,764
RSUs	216	—
Redeemable convertible preferred stock	—	41,084
Warrants to purchase redeemable convertible preferred stock	—	225

8. Subsequent Events

In November 2012, we granted 68,950 restricted stock units to employees with a grant date fair value of approximately $3,752,000. These restricted stock units vest over a four year service period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed on October 18, 2012, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our ability to extend our leadership position in next-generation network security;

•	trends in revenue, cost of revenue, gross margin, cash flows, operating expenses, interest and other income, income taxes, investments and liquidity;

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

•
our ability to reorganize our corporate structure to more closely align with the international nature of our business and realize any reduction in our overall effective tax rate as a result of such reorganization;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We were founded in 2005 to address the limitations that exist in legacy approaches to network security and to restore the firewall as the most strategic point of network control. From 2005 to 2007, our activities were focused on research and development, which resulted in the commercial release of our first product, the PA-4000 Series, as well as our first subscription service, Threat Prevention, in 2007. Since then, we have continued to innovate and consistently introduce new products and services, including the PA-5000 Series and GlobalProtect subscription service in March 2011, the PA-200 and free WildFire modern malware detection subscription service in November 2011, and most recently the VM-Series, PA-3000 Series, M-100 management appliance and paid WildFire modern malware prevention subscription service in November 2012.

We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is primarily generated from sales of our Next-Generation Firewall. All of our products incorporate our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, from branch offices to large data centers. Our platform can be centrally managed across an organization with our Panorama product. Services revenue includes sales from subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase a product, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. Sales of services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.

We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tier, indirect fulfillment model whereby we sell our products and services to our global distributor channel partners, which, in turn, sell our products and services to our reseller network, which then sell to our end-customers. Our channel partners purchase our products and services at a discount to our list prices and then resell them to our end-customers. Our channel partners generally receive an order from an end-customer prior to placing an order with us and generally do not stock appliances.

We had more than 10,000 end-customers in over 100 countries as of October 31, 2012. Our end-customers represent a broad range of industries including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. During the first quarter of fiscal 2013, 64% of our revenue was generated from the Americas, 23% from Europe, the Middle East, and Africa (EMEA), and 13% from Asia Pacific and Japan (APAC). As of October 31, 2012, we had 847 employees.

We have experienced rapid growth in recent periods. For the first quarter of fiscal 2013 and 2012, revenues were $86 million and $57 million, respectively, representing year-over-year growth of 50%.

On July 25, 2012, we closed our initial public offering (IPO), in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,000 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million.

On October 23, 2012, we closed our secondary offering, in which certain stockholders of our company sold 4,800,000 shares of common stock at a price to the public of $63.00 per share. The aggregate offering price for shares sold in the offering was approximately $290.3 million, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares in this offering. Offering expenses were paid by the stockholders who sold shares of common stock in the offering.

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

We have experienced rapid growth and increased demand for our products over the last few years. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from existing infrastructure products, as well as effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

Key Financial Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “—Financial Overview” and “—Results of Operations.” Deferred revenue, cash flow provided by operating activities, and free cash flow are discussed immediately below the following table.

	Three Months Ended October 31,
	2012	2011
	(dollars in thousands)
Total revenue	$85,934	$57,113
Year-over-year percentage increase	50.5%	183.3%
Gross margin percentage	71.9%	74.0%
Operating income (loss)	$(3,131)	$6,900
Operating margin percentage	(3.6)%	12.1%
Total deferred revenue at period end	$160,408	$135,808
Cash flow provided by operating activities	$23,076	$20,592
Free cash flow (non-GAAP)	$19,061	$17,860

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

•
Cash Flow Provided by Operating Activities. We monitor cash flow provided by operating activities as a measure of our overall business performance. Our cash flow provided by operating activities is driven in large part by sales of our products and from up-front payments for both subscription and support and maintenance. Monitoring cash flow provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and share-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

•
Free Cash Flow. We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet.

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$23,076	$20,592
Less: purchase of property, equipment, and other assets	4,015	2,732
Free cash flow (non-GAAP)	$19,061	$17,860
Net cash used in investing activities	$(172,490)	$(2,732)
Net cash provided by financing activities	$1,245	$1,449

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

•
Services Revenue. Services revenue is generated primarily from Threat Prevention, URL Filtering, and GlobalProtect subscriptions and support and maintenance. Our subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one year and can be up to three years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to remain at consistent levels or increase as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of October 31, 2012, we expect to recognize approximately $67.2 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal fees and costs associated with pending litigation, accounting, insurance, investor relations, and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.

Interest Income

Interest income consists of income earned on our cash and cash equivalents and investments. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of our preferred stock warrant liability. Convertible preferred stock warrants were classified as a liability on our condensed consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other expense. These warrants were exercised during the second quarter of fiscal 2012, and therefore, we will no longer incur any charges related to these warrants. We expect other expense to remain at a consistent level in the near term.

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

We have begun to reorganize our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This proposed corporate structure may allow us to reduce our overall effective tax rate over the long term through changes in international procurement and sales operations.

Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$55,514	$42,861
Services	30,420	14,252
Total revenue	85,934	57,113
Cost of revenue:
Product	14,416	10,310
Services	9,774	4,530
Total cost of revenue	24,190	14,840
Total gross profit	61,744	42,273
Operating expenses:
Research and development	13,312	7,848
Sales and marketing	42,607	22,368
General and administrative	8,956	5,157
Total operating expenses	64,875	35,373
Operating income (loss)	(3,131)	6,900
Interest income	98	2
Other income (expense), net	(170)	(464)
Income (loss) before income taxes	(3,203)	6,438
Provision for income taxes	312	2,322
Net income (loss)	$(3,515)	$4,116

	Three Months Ended October 31,
	2012	2011
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	64.6%	75.0%
Services	35.4%	25.0%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	16.8%	18.1%
Services	11.3%	7.9%
Total cost of revenue	28.1%	26.0%
Total gross profit	71.9%	74.0%
Operating expenses:
Research and development	15.5%	13.7%
Sales and marketing	49.6%	39.2%
General and administrative	10.4%	9.0%
Total operating expenses	75.5%	61.9%
Operating income (loss)	(3.6)%	12.1%
Interest income	0.1%	—%
Other income (expense), net	(0.2)%	(0.8)%
Income (loss) before income taxes	(3.7)%	11.3%
Provision for income taxes	0.4%	4.1%
Net income (loss)	(4.1)%	7.2%

Comparison of the Three Month Periods Ended October 31, 2012 and 2011

Revenue

	Three Months Ended October 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$55,514	64.6%	$42,861	75.0%	$12,653	29.5%
Services	30,420	35.4%	14,252	25.0%	16,168	113.4%
Total revenue	$85,934	100.0%	$57,113	100.0%	$28,821	50.5%
Revenue by geographic theater:
Americas	$54,657	63.6%	$37,211	65.2%	$17,446	46.9%
EMEA	19,677	22.9%	14,609	25.5%	5,068	34.7%
APAC	11,600	13.5%	5,293	9.3%	6,307	119.2%
Total revenue	$85,934	100.0%	$57,113	100%	$28,821	50.5%

Total revenue increased $28.8 million, or 50%, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The revenue growth reflects the increasing demand for our product and service offerings. The increase in product revenue was primarily driven by an aggregate increase of more than 70% in product unit volume. A significant portion of the product volume increase was in our PA-200, which has lower average selling prices. The increase in services revenue was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription and support and maintenance services to our existing end-customer base. Our total number of end-customers increased to more than 10,000 at October 31, 2012 from more than 5,000 at October 31, 2011.

With respect to geographic theaters, the Americas contributed the largest portion of this revenue increase because of its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during this period primarily due to our investment in increasing the size of our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2012		2011		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$14,416		$10,310		$4,106
Services	9,774		4,530		5,244
Total cost of revenue	$24,190		$14,840		$9,350
Gross profit:
Product	$41,098	74.0%	$32,551	75.9%	$8,547	(1.9)%
Services	20,646	67.9%	9,722	68.2%	10,924	(0.3)%
Total gross profit	$61,744	71.9%	$42,273	74.0%	$19,471	(2.1)%

Gross margin decreased 210 basis points for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease of 190 basis points in product margin was primarily due to changes in our product mix as a result of introducing our PA-200, which is a lower throughput firewall product and has lower product margin than our higher throughput products. The decrease of 30 basis points in services margin was primarily due to a decrease in average margins on revenue from support and maintenance as a result of an increase in personnel and other costs to support our expanding end-customer base, partially offset by higher margin subscriptions sales, while the mix in services revenue was largely unchanged on a period-over-period basis.

Operating Expenses

	Three Months Ended October 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$13,312	15.5%	$7,848	13.7%	$5,464	69.6%
Sales and marketing	42,607	49.6%	22,368	39.2%	20,239	90.5%
General and administrative	8,956	10.4%	5,157	9.0%	3,799	73.7%
Total operating expenses	$64,875	75.5%	$35,373	61.9%	$29,502	83.4%
Includes share-based compensation of:
Research and development	$1,690		$325		$1,365	420.0%
Sales and marketing	4,298		477		3,821	801.0%
General and administrative	1,744		540		1,204	223.0%
Total	$7,732		$1,342		$6,390	476.2%

Research and development expense increased $5.5 million, or 70%, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to an increase in personnel costs of $4.0 million as we increased our headcount to support continued investment in our future product and service offerings and an increase in allocated costs, office equipment and software and development costs of $1.2 million. The remaining increase was due to an increase in outside services.

Sales and marketing expense increased $20.2 million, or 91%, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to an increase in personnel costs of $12.5 million largely due to an increase in headcount and share-based compensation and also the result of an increase in commissions. Additionally, marketing activity increased $2.9 million related to trade shows, conventions, and marketing development programs. The remaining increase was primarily due to an increase in allocated costs and travel and entertainment costs in support of our sales efforts.

General and administrative expense increased $3.8 million, or 74%, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to an increase in personnel costs of $1.8 million and an increase in professional services costs of $1.2 million primarily related to overall growth to support the business and building our infrastructure to satisfy the increased regulatory requirements of being a public company. The remaining increase was due to an increase in allocated costs and office equipment and software costs.

Other Expense, Net

	Three Months Ended October 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense, net	$170	$464	$(294)	(63.4)%

Other expense, net consisted primarily of the change in fair value of our preferred stock warrant liability for the first quarter of fiscal 2012. The change in other expense, net was primarily due to the elimination of the expense related to preferred stock warrant liability as a result of exercise of these warrants by the holders in December 2011 and January 2012. At the time of exercise, we issued 197,000 shares of Series A redeemable convertible preferred stock and 24,000 shares of Series B redeemable convertible preferred stock, all of which converted to common stock at the time of our IPO. We do not expect to incur expenses related to these warrants in future periods.

Provision for Income Taxes

	Three Months Ended October 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$312	$2,322	$(2,010)	(86.6)%
Effective tax rate	(9.7)%	36.1%

 We recorded an income tax provision for the first quarter of fiscal 2013, primarily due to foreign income and withholding taxes. The provision for income taxes decreased for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to a decrease in income before income taxes, partially offset by an increase in foreign income taxes as a result of an increase in foreign taxable income.

Liquidity and Capital Resources

	October 31, 2012	July 31, 2012
	(in thousands)
Cash and cash equivalents	$174,473	$322,642
Investments	167,651	—
	$342,124	$322,642

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$23,076	$20,592
Cash used in investing activities	(172,490)	(2,732)
Cash provided by financing activities	1,245	1,449
Net increase in cash and cash equivalents	$(148,169)	$19,309

At October 31, 2012, our cash and cash equivalents and investments of $342.1 million were held for working capital purposes, of which approximately $4.2 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Prior to fiscal 2010, we financed our operations primarily through private sales of equity securities and, more recently, cash generated from operations and our IPO. On July 25, 2012, we closed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,259 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million. In March 2012, we allowed our unused $10 million line of credit to expire. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for the first quarter of fiscal 2013 and first quarter of fiscal 2012 was $23.1 million and $20.6 million, respectively.

For the first quarter of fiscal 2013, operating activities provided $23.1 million in cash as a result of net loss of $3.5 million, non-cash charges of $10.7 million and a net change of $15.9 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily due to a $24.6 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $4.8 million increase in accrued and other liabilities as a result of increases in business activity, partially offset by a $10.7 million increase in accounts receivable and a $3.8 million increase in prepaid expenses and other assets. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 53 days at October 31, 2012.

For the first quarter of fiscal 2012, operating activities provided $20.6 million in cash as a result of a net income of $4.1 million, non-cash charges of $3.0 million as well as a net change of $13.5 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, and the change in fair value of our preferred stock warrant liability. The net change in our operating assets and liabilities was primarily the result of a $18.9 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $2.1 million increase in accrued compensation and other liabilities primarily due to deferred rent related to moving our headquarters from Sunnyvale, California to Santa Clara, California. These increases were partially offset by a $5.6 million increase in accounts receivable due to an increase in sales and a $2.7 million increase in prepaid expenses and other assets as a result of growth in our business. Our DSO was 51 days at October 31, 2011.

Investing Activities

Our investing activities have consisted of purchases of property, equipment, and other assets and purchases of investments. We expect to continue to make such purchases as our business grows.

For the first quarter of fiscal 2013, cash used in investing activities was $172.5 million, primarily as a result of $168.5 million in purchases of short-term and long-term investments to shift the mix of investments from money market funds to higher yield commercial paper, corporate notes and bonds, and U.S. government agency securities and capital expenditures to purchase property, equipment, and other assets of $4.0 million.

For the first quarter of fiscal 2012, cash used in investing activities was $2.7 million, primarily as a result of capital expenditures to purchase property, equipment, and other assets.

Financing Activities

Our financing activities have primarily consisted of proceeds from the sale of our common stock in our IPO and redeemable convertible preferred stock and proceeds from the exercises of stock options.

For the first quarter of fiscal 2013, financing activities provided $1.2 million in cash, primarily as a result of proceeds from the exercises of stock options.

For the first quarter of fiscal 2012, financing activities provided $1.4 million in cash, primarily as a result of changes in restricted cash and proceeds from the exercises of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of October 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations(1)	$107,990	$4,230	$20,814	$22,578	$60,368
Purchase obligations(2)	19,585	19,585	—	—	—
Total(3)	$127,575	$23,815	$20,814	$22,578	$60,368

______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments of products and components with our independent contract manufacturer.

(3)
No amounts related to Financial Accounting Standards Board Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of October 31, 2012, we had approximately $0.5 million of tax liabilities primarily related to withholding taxes.

Off-Balance Sheet Arrangements

Through October 31, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore dollar and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated liabilities at October 31, 2012 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first quarter of fiscal 2013, the effect on our interest income would not have been material assuming consistent investment levels.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under the "Litigation" subheading in Note 4. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. In addition, our management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and operating results will be adversely affected, and our stock price could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next quarter. For example, from the end fiscal 2012 to the end of the first quarter of fiscal 2013, our headcount increased from more than 750 to more than 840 employees, and our number of end-customers increased from approximately 9,000 to more than 10,000 over the same period. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties, which we are in the process of implementing, to help us accomplish this objective. We also launched a new enterprise resource planning system in the second quarter of fiscal 2013. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, on September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We expect to incur additional expense in connection with these leases and the relocation of our headquarters, and we expect that the relocation could disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

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

•	any disruption in our channel or termination of our relationship with important channel partners, including as a result of consolidation among distributors and resellers of network security solutions;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	the cost and potential outcomes of existing and future litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	future accounting pronouncements or changes in our accounting policies;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred assets;

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

On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” Under the doctrine of assignor estoppel, an inventor of a patented invention who assigns the patent to another for value cannot later challenge the validity of the patent. Under some circumstances, courts have held that the doctrine of assignor estoppel applies not only to the assigning inventor but also to a company in privity with the inventor. On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. Pursuant to the order, we will not be able to argue in the District Court that the ’634 patent is invalid. Under the Court’s order, however, we are not precluded from arguing that our appliances do not infringe the ’634 patent. Juniper may re-assert its position on the doctrine of assignor estoppel as to the other patents in suit at later stages of the proceedings.

On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents (the added patents) but also to withdraw its allegations as to a previously-asserted patent (the withdrawn patent). This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. Our analysis of the added patents is in the early stages. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. In light of the District Court’s prior order granting Juniper’s assignor estoppel motion as to one of the patents in suit (the ‘634 patent), we do not intend to argue in the District Court that the ‘634 patent is invalid, and we do not intend to argue in the District Court that one of the two newly-asserted patents (the ‘752 patent) is invalid.

On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office has since issued decisions on our requests for reexaminations. On October 19 and December 3, 2012, the Patent and Trademark Office granted our requests for reexamination as to three patents (the '459, '700 and '634 patents) rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the Patent and Trademark Office denied our requests for reexamination as to two other patents (the '723 and '347 patents). We have the opportunity to seek review of these denials within the Patent and Trademark Office. Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.

The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012 and on October 12, 2012, Juniper served infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012 and, for the newly-asserted patents, on November 19, 2012. A claims construction hearing, also known as a Markman hearing, as well as motions for summary judgment, are scheduled to be heard on November 11, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ’634 and ’752 patents) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

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

We are vigorously defending the lawsuit. Given the early stage in the litigation, we are unable to predict the likelihood of success of Juniper’s infringement claims. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for more information related to this litigation.

Our revenue growth rate in recent periods may not be indicative of our future performance.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 50% and 183% in the first quarter of fiscal 2013 and 2012, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.

Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $3.5 million in the first quarter of fiscal 2013, $12.5 million in fiscal 2011, and $21.1 million in fiscal 2010. As a result, we had an accumulated deficit of $83.5 million at October 31, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

The market for network security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our current competitors include networking companies such as Cisco Systems, Inc. and Juniper, large companies, such as Intel Corporation, International Business Machines (IBM), and Hewlett-Packard (HP) that have acquired large network security vendors in recent years, security vendors such as Check Point Software Technologies, Ltd. and

Fortinet, Inc., and other point solution security vendors. New, privately held companies, as well as established public companies, are currently attempting to enter this market, some of which may become significant competitors in the future. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

Services revenue accounts for a significant portion of our revenue, comprising 35% of total revenue in the first quarter of fiscal 2013 and 25% of total revenue for the first quarter of fiscal 2012. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to three years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. Although we may be indemnified by our manufacturers for product liability claims arising out of manufacturing defects, because we control the design of our products, we may not be indemnified for product liability claims arising out of design defects. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation.

Because we depend on third-party manufacturers to build our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.

We depend on third-party manufacturers, primarily Flextronics International Ltd., our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of Congo and adjoining countries, or conflicts minerals, may be included in our products. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that will require us to diligence, disclose and report whether or not our products contain conflicts minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

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

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast we provide to our contract manufacturer, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.

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

Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks, including our “Palo Alto Networks” name, in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. In 2007, our application to register our “Palo Alto Networks” trademark in the United States was refused, in part on the grounds that consumers may confuse it with a registered trademark owned by a third party. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this report for information related to pending litigation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, and income taxes.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO. Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $50.01 to $72.61, through November 30, 2012. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

•
litigation involving us, our industry, or both, including any developments with respect to our pending litigation, described under the "Litigation" subheading in Note 4. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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

As of October 31, 2012, we had 68,444,639 shares of our common stock outstanding. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after our initial public offering, subject to potential extension in the event we release earnings results or a material event relating to us occurs near the end of the lock-up period. In addition, stockholders who sold shares in our secondary offering have agreed to extend these sale restrictions on their shares for an additional period ending 135 days after the date of that offering. Upon release of the underwriters’ lockup from our IPO, which is expected to occur on January 16, 2013, approximately 36 million shares will be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended, as well as our insider trading policy. Upon release of the underwriters’ lockup from our secondary offering on March 2, 2013, approximately seven million shares will be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended, as well as our insider trading policy. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off and/or lock-up agreements. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. may, in their sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-ups to sell shares prior to the expiration of the lock-up agreements.

In addition, holders of up to approximately 39 million shares of our common stock, or 57% of our total outstanding common stock, based on shares outstanding as of October 31, 2012, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

As of October 31, 2012, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
We filed a Registration Statement on Form S-1 (File No. 333-180620) for an IPO of common stock, which was declared effective by the Securities and Exchange Commission on July 19, 2012. In that offering, an aggregate of 5,617,259 shares of common stock were sold on our behalf. The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling shareholders, the aggregate net proceeds received by us totaled approximately $215.4 million.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 20, 2012 pursuant to Rule 424(b).

ITEM 6.    EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2012

PALO ALTO NETWORKS, INC.

By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

10.1	Offer Letter between the Company and John M. Donovan, dated September 14, 2012.	8-K	001-35594	10.1	September 20, 2012

10.2	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

10.3	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.17	October 4, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

†    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10‑Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10‑K, irrespective of any general incorporation language contained in such filing.
††    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.