Form 10-Q
period 2013-01-31
Palo Alto Networks Inc
filed 2013-03-04
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of February 28, 2013 was 69,131,653.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	January 31, 2013	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$187,924	$322,642
Short-term investments	149,520	—
Accounts receivable, net of allowance for doubtful accounts of $157 and $164 at January 31, 2013 and July 31, 2012, respectively	68,586	45,642
Prepaid expenses and other current assets	20,644	13,373
Total current assets	426,674	381,657
Property and equipment, net	25,980	20,979
Long-term investments	30,871	—
Other assets	6,624	5,168
Total assets	$490,149	$407,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,769	$9,214
Accrued liabilities	16,567	15,189
Accrued compensation	24,223	11,307
Deferred revenue	117,437	86,296
Total current liabilities	168,996	122,006
Deferred revenue—non-current	70,746	49,512
Other long-term liabilities	6,887	7,215
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at January 31, 2013 and July 31, 2012	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 68,896 and 67,852 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	7	7
Additional paid-in capital	329,680	309,092
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(86,156)	(80,028)
Total stockholders’ equity	243,520	229,071
Total liabilities and stockholders’ equity	$490,149	$407,804

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenue:
Product	$61,944	$38,638	$117,458	$81,499
Services	34,555	18,045	64,975	32,297
Total revenue	96,499	56,683	182,433	113,796
Cost of revenue:
Product	16,636	10,248	31,052	20,558
Services	10,982	5,265	20,756	9,795
Total cost of revenue	27,618	15,513	51,808	30,353
Total gross profit	68,881	41,170	130,625	83,443
Operating expenses:
Research and development	15,495	8,514	28,807	16,362
Sales and marketing	45,796	25,612	88,403	47,980
General and administrative	9,747	5,768	18,703	10,925
Total operating expenses	71,038	39,894	135,913	75,267
Operating income (loss)	(2,157)	1,276	(5,288)	8,176
Interest income	116	2	214	4
Other expense, net	(60)	(566)	(230)	(1,030)
Income (loss) before income taxes	(2,101)	712	(5,304)	7,150
Provision for income taxes	512	288	824	2,610
Net income (loss)	$(2,613)	$424	$(6,128)	$4,540
Net income (loss) attributable to common stockholders	$(2,613)	$—	$(6,128)	$—
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.04)	$0.00	$(0.09)	$0.00
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	67,651	17,192	67,225	16,948

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net income (loss)	$(2,613)	$424	$(6,128)	$4,540
Other comprehensive income (loss):
Unrealized gains (losses) on investments	16	—	(11)	—
Comprehensive income (loss)	$(2,597)	$424	$(6,139)	$4,540

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	January 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(6,128)	$4,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,468	2,474
Amortization of investment premiums, net of accretion of purchase discounts	822	—
Share-based compensation for equity based awards	17,030	3,499
Excess tax benefit from share-based compensation	(106)	—
Change in fair value of preferred stock warrants	—	958
Changes in operating assets and liabilities:
Accounts receivable, net	(22,944)	5,604
Prepaid expenses and other assets	(7,290)	(5,094)
Accounts payable	1,716	(1,165)
Accrued and other liabilities	17,640	5,657
Deferred revenue	52,375	30,653
Reimbursement of cost of leasehold improvements	—	577
Net cash provided by operating activities	57,583	47,703
Cash flows from investing activities
Purchase of property, equipment, and other assets	(10,236)	(7,063)
Purchase of investments	(252,633)	—
Proceeds from sales of investments	13,491	—
Proceeds from maturities of investments	57,150	—
Net cash used in investing activities	(192,228)	(7,063)
Cash flows from financing activities
Excess tax benefit from share-based compensation	106	—
Change in restricted cash	—	1,221
Proceeds from exercise of stock options	2,554	469
Proceeds from settlement of note receivable	—	38
Payments of initial public offering costs	(2,698)	—
Repurchase of restricted common stock from employees	(35)	(63)
Net cash provided by (used in) financing activities	(73)	1,665
Net increase (decrease) in cash and cash equivalents	(134,718)	42,305
Cash and cash equivalents—beginning of period	322,642	40,517
Cash and cash equivalents—end of period	$187,924	$82,822
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,017	$548
Cash paid for interest	$46	$9
Supplemental disclosures of non-cash investing and financing activities
Change in liability for early exercise of stock options, net of vested portion	$(738)	$(415)
Issuance of preferred stock upon exercise of warrant	$—	$3,026
 See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Palo Alto Networks, Inc., located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation network security platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall that delivers application, user, and content visibility and control integrated within the firewall through our proprietary operating system, hardware, and software architecture. We primarily sell our products and services to end-customers through distributors, resellers, and strategic partners (collectively partners), and infrequently directly to end-customers, who are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).

Initial Public Offering

In July 2012, we completed our initial public offering whereby 6,200,000 shares of common stock were sold to the public at a price of $42.00 per share. We sold 4,687,000 common shares and selling stockholders sold 1,513,000 common shares. In connection with the exercise of the underwriters’ over-allotment option, 930,000 additional shares of common stock were sold to the public at the initial offering price of $42.00 per share. We received aggregate proceeds of $219,400,000 from the initial public offering and the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4,000,000. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock automatically converted into 41,305,000 shares of common stock.
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

 Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 except as disclosed below.

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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	January 31, 2013				July 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government and agency securities	$—	$96,839	$—	$96,839	$—	$—	$—	$—
Money market funds	27,101	—	—	27,101	250,005	—	—	250,005
Total cash equivalents	27,101	96,839	—	123,940	250,005	—	—	250,005
Short-term investments:
Corporate debt securities	—	24,379	—	24,379	—	—	—	—
U.S. government and agency securities	—	125,141	—	125,141	—	—	—	—
Total short-term investments	—	149,520	—	149,520	—	—	—	—
Long-term investments:
Corporate debt securities	—	24,371	—	24,371	—	—	—	—
U.S. government and agency securities	—	6,500	—	6,500	—	—	—	—
Total long-term investments	—	30,871	—	30,871	—	—	—	—
Other assets:
Restricted cash	1,221	—	—	1,221	1,221	—	—	1,221
Total other assets	1,221	—	—	1,221	1,221	—	—	1,221
Total assets measured at fair value	$28,322	$277,230	$—	$305,552	$251,226	$—	$—	$251,226

3. Investments

Investments consist of the following (in thousands):

	January 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$48,757	$25	$(32)	$48,750
U.S. government and agency securities	228,484	8	(12)	228,480
Money market funds	27,101	—	—	27,101
Total investments	$304,342	$33	$(44)	$304,331

Investments in an unrealized loss position at January 31, 2013 consist of the following (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$30,791	$(32)	$—	$—	$30,791	$(32)
U.S. government and agency securities	129,783	(12)	—	—	129,783	(12)
Total	$160,574	$(44)	$—	$—	$160,574	$(44)

Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, we do not consider these investments to be other-than-temporarily impaired at January 31, 2013.

The amortized cost and fair value of our investments at January 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$246,344	$246,359
Due within one to two years	30,897	30,871
Instruments not due at a single maturity date	27,101	27,101
Total	$304,342	$304,331

4. Intangible Assets

Intangible assets included in other assets consisted of the following (in thousands):

	January 31, 2013	July 31, 2012
Acquired intellectual property	$1,046	$546
Less: amortization	(89)	(63)
Total	$957	$483

Amortization expense was $13,000 and $26,000 for the three and six month periods ended January 31, 2013, respectively, and $8,000 and $14,000 for the three and six month periods ended January 31, 2012, respectively.

The following table summarizes estimated future amortization expense of intangible assets as of January 31, 2013 (in thousands):

Years ending July 31:	Amount
Remaining 2013	$84
2014	168
2015	168
2016	168
2017	149
2018 and thereafter	220
Total	$957

5. Commitments and Contingencies

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

The aggregate future non-cancelable minimum rental payments on our operating leases and the minimum purchase commitments of products and components with our independent contract manufacturer or suppliers at January 31, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$107,196	$5,284	$21,838	$22,695	$57,379
Purchase obligations	21,275	21,275	—	—	—
Total	$128,471	$26,559	$21,838	$22,695	$57,379

Litigation

Beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us in the U.S. District Court for the Northern District of California alleging, among other claims, patent infringement. In January 2011, we entered into a settlement agreement with Fortinet to the mutual satisfaction of both parties. Under the terms of the settlement agreement, we agreed to pay Fortinet $6,000,000 over a period of three years. We recorded the cost related to the settlement as of October 31, 2010. As of January 31, 2013, $1,000,000 remained payable under this settlement and is included in accrued liabilities in our condensed consolidated statement of financial position.

In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. On October 19 and

December 3, 2012, the U.S. Patent and Trademark Office granted our requests for reexamination for three patents, rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the U.S. Patent and Trademark Office denied our requests for reexamination as to two other patents. We have the opportunity to seek review of these denials within the U.S. Patent and Trademark Office.

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

6. Equity Award Plans

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable and options and restricted stock units (RSUs) vested and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	14,225	$9.46	8.3	$678,248
Options granted	90	55.36
Options forfeited	(452)	10.22
Options repurchased	—	—
Options exercised	(1,066)	2.58
Balance—January 31, 2013	12,797	10.33	7.9	$576,249
Options vested and expected to vest—January 31, 2013	12,113	$10.06	7.9	$548,719
Options exercisable—January 31, 2013	4,877	$4.42	6.6	$248,434

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	—	$—	0.0	$—
RSUs granted	1,596	56.48
RSUs vested	—	—
RSUs forfeited	(16)	59.42
Balance—January 31, 2013	1,580	$56.45	1.8	$87,469
RSUs vested and expected to vest—January 31, 2013	1,389	$56.45	1.8	$76,895

The following table summarizes the assumptions relating to our stock options as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Risk-free interest rate	1.0%	1.1%	1.0%	0.7% - 1.1%
Expected term	6 years	6 years	6 years	4 - 6 years
Volatility	50%	49%	50%	49% - 50%
Dividend yield	—%	—%	—%	—%

During the three and six month periods ended January 31, 2013, compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan was $1,467,000 and $2,811,000, respectively.

Share-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Cost of revenue	$825	$141	$1,435	$248
Research and development	1,973	440	3,663	765
Sales and marketing	3,935	630	8,233	1,107
General and administrative	2,021	839	3,765	1,379
Total	$8,754	$2,050	$17,096	$3,499

At January 31, 2013, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $126,028,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.

In the first quarter of fiscal 2013, we modified the terms of certain share-based awards and as a result, in the three and six month periods ended January 31, 2013, we recorded compensation expense within sales and marketing expense of $461,000 and $1,861,000, respectively.

7. Income Taxes

Our provision for income taxes for the three and six month periods ended January 31, 2013 reflects an effective tax rate of negative 24% and negative 16%, respectively, and primarily consists of foreign income and withholding taxes.

Our provision for income taxes for the three and six month periods ended January 31, 2012 reflected an effective tax rate of 40% and 37%, respectively, and primarily consisted of U.S. federal alternative minimum tax, state income taxes, and foreign income and withholding taxes.

8. Net Income (Loss) Per Share

We compute net income (loss) per share of common stock using the two-class method required for participating securities. Immediately prior to the completion of our initial public offering on July 19, 2012, all shares of outstanding redeemable convertible preferred stock were automatically converted to common stock. Prior to their conversion, we considered all series of our redeemable convertible preferred stock to be participating securities as the holders were entitled to participate in common stock dividends with common stock on an as-converted basis. The holders of our redeemable convertible preferred stock were also entitled to non-cumulative dividends prior and in preference to common stock and did not have a contractual obligation to share in the losses of the Company. Additionally, we consider shares issued upon the early exercise of options subject to repurchase and unvested restricted shares to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings with common stock, are subtracted from net income to determine net income (loss) attributable to common stockholders.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by basic weighted-average shares outstanding during the period. All participating securities are excluded from basic weighted-average shares outstanding. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-

allocated to reflect the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$(2,613)	$424	$(6,128)	$4,540
Less: undistributed earnings allocated to participating securities	—	(424)	—	(4,540)
Net income (loss) attributable to common stockholders	$(2,613)	$—	$(6,128)	$—
Weighted-average shares used to compute net income (loss) per share, basic and diluted	67,651	17,192	67,225	16,948
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.04)	$0.00	$(0.09)	$0.00

The following outstanding options and RSUs were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	January 31, 2013	January 31, 2012
Options to purchase common stock	12,797	11,834
RSUs	1,580	—

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

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

We were founded in 2005 to address the limitations that exist in legacy approaches to network security and to restore the firewall as the most strategic point of network control. From 2005 to 2007, our activities were focused on research and development, which resulted in the commercial release of our first product, the PA-4000 Series, as well as our first subscription service, Threat Prevention, in 2007. Since then, we have continued to innovate and consistently introduce new products and services, including the PA-5000 Series and GlobalProtect subscription service in March 2011, the PA-200 and free WildFire modern malware detection subscription service in November 2011, and most recently, the VM-Series, PA-3000 Series, M-100 management appliance, and paid WildFire modern malware prevention subscription service in November 2012.

We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is primarily generated from sales of our Next-Generation Firewall. All of our products incorporate our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, from branch offices to large data centers. Our platform can be centrally managed across an organization with our Panorama product. Services revenue includes sales from subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase a product, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. Sales of these services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.

We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tier, indirect fulfillment model whereby we sell our products and services to our global distributor channel partners, which, in turn, sell our products and services to our reseller network, which then sell to our end-customers. Our channel partners purchase our products and services at a discount to our list prices before reselling them to our end-customers. Our channel partners generally receive an order from an end-customer prior to placing an order with us and generally do not stock appliances.

We had more than 11,000 end-customers in over 100 countries as of January 31, 2013. Our end-customers represent a broad range of industries including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. During the second quarter of fiscal 2013, 63% of our revenue was generated from the Americas, 25% from

Europe, the Middle East, and Africa (EMEA), and 12% from Asia Pacific and Japan (APAC). As of January 31, 2013, we had more than 940 employees.

We have experienced rapid growth and increased demand for our products in recent periods. For the second quarter of fiscal 2013 and 2012, revenues were $96.5 million and $56.7 million, respectively, representing year-over-year growth of 70%.

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

On July 25, 2012, we closed our initial public offering (IPO), in which 7,130,000 shares of our common stock were sold to the public (inclusive of 5,617,000 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million.

On October 23, 2012, we closed our secondary offering, in which certain stockholders of our company sold 4,800,000 shares of our common stock at a price to the public of $63.00 per share. The aggregate offering price for shares sold in the offering was approximately $290.3 million, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares in this offering. Offering expenses were paid by the stockholders who sold shares of common stock in the offering.

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

	January 31,	July 31,
	2013	2012
	(dollars in thousands)
Total deferred revenue	$188,183	$135,808

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(dollars in thousands)
Total revenue	$96,499	$56,683	$182,433	$113,796
Year-over-year percentage increase	70.2%	109.5%	60.3%	141.0%
Gross margin percentage	71.4%	72.6%	71.6%	73.3%
Operating income (loss)	$(2,157)	$1,276	$(5,288)	$8,176
Operating margin percentage	(2.2)%	2.3%	(2.9)%	7.2%
Cash flow provided by operating activities			$57,583	$47,703
Free cash flow (non-GAAP)			$47,347	$40,640

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

	Six Months Ended January 31,
	2013	2012
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$57,583	$47,703
Less: purchase of property, equipment, and other assets	10,236	7,063
Free cash flow (non-GAAP)	$47,347	$40,640
Net cash used in investing activities	$(192,228)	$(7,063)
Net cash provided by (used in) financing activities	$(73)	$1,665

Financial Overview

Revenue

We derive revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Our total revenue is comprised of the following:

•
Product Revenue. The substantial majority of our product revenue is derived from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and Virtual Systems Upgrades. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter-to-quarter based on seasonal and cyclical factors.

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. Our subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one to three years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to remain at consistent levels or increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

Cost of Revenue

Our total cost of revenue consists of cost of product revenue and cost of services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, bonuses, and share-based compensation. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs allocated based on headcount.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of January 31, 2013, we expect to recognize approximately $126.0 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

•
Research and Development. Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype related expenses and allocated costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, office equipment and software, depreciation of capital equipment, professional services, and allocated costs. In the last 12 months, we have significantly increased the size of our sales force and have also substantially grown our local sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

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

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States, income taxes in foreign jurisdictions in which we conduct business, and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets including net operating loss carryforwards and research and development and other tax credits. We expect the provision for income taxes to increase in absolute dollars in future years.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$61,944	$38,638	$117,458	$81,499
Services	34,555	18,045	64,975	32,297
Total revenue	96,499	56,683	182,433	113,796
Cost of revenue:
Product	16,636	10,248	31,052	20,558
Services	10,982	5,265	20,756	9,795
Total cost of revenue	27,618	15,513	51,808	30,353
Total gross profit	68,881	41,170	130,625	83,443
Operating expenses:
Research and development	15,495	8,514	28,807	16,362
Sales and marketing	45,796	25,612	88,403	47,980
General and administrative	9,747	5,768	18,703	10,925
Total operating expenses	71,038	39,894	135,913	75,267
Operating income (loss)	(2,157)	1,276	(5,288)	8,176
Interest income	116	2	214	4
Other income (expense), net	(60)	(566)	(230)	(1,030)
Income (loss) before income taxes	(2,101)	712	(5,304)	7,150
Provision for income taxes	512	288	824	2,610
Net income (loss)	$(2,613)	$424	$(6,128)	$4,540

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	64.2%	68.2%	64.4%	71.6%
Services	35.8%	31.8%	35.6%	28.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	17.2%	18.1%	17.0%	18.1%
Services	11.4%	9.3%	11.4%	8.6%
Total cost of revenue	28.6%	27.4%	28.4%	26.7%
Total gross profit	71.4%	72.6%	71.6%	73.3%
Operating expenses:
Research and development	16.1%	15.0%	15.8%	14.4%
Sales and marketing	47.5%	45.2%	48.5%	42.2%
General and administrative	10.0%	10.1%	10.2%	9.5%
Total operating expenses	73.6%	70.3%	74.5%	66.1%
Operating income (loss)	(2.2)%	2.3%	(2.9)%	7.2%
Interest income	0.1%	—%	0.1%	—%
Other income (expense), net	(0.1)%	(1.0)%	(0.1)%	(0.9)%
Income (loss) before income taxes	(2.2)%	1.3%	(2.9)%	6.3%
Provision for income taxes	0.5%	0.5%	0.5%	2.3%
Net income (loss)	(2.7)%	0.8%	(3.4)%	4.0%

Comparison of the Three and Six Month Periods Ended January 31, 2013 and 2012

Revenue

	Three Months Ended January 31,				Six Months Ended January 31,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$61,944	$38,638	$23,306	60.3%	$117,458	$81,499	$35,959	44.1%
Services	34,555	18,045	16,510	91.5%	64,975	32,297	32,678	101.2%
Total revenue	$96,499	$56,683	$39,816	70.2%	$182,433	$113,796	$68,637	60.3%
Revenue by geographic theater:
Americas	$60,279	$33,341	$26,938	80.8%	$114,936	$70,552	$44,384	62.9%
EMEA	24,217	15,759	8,458	53.7%	43,894	30,368	13,526	44.5%
APAC	12,003	7,583	4,420	58.3%	23,603	12,876	10,727	83.3%
Total revenue	$96,499	$56,683	$39,816	70.2%	$182,433	$113,796	$68,637	60.3%

Total revenue increased $39.8 million, or 70%, for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012. The revenue growth reflects the increasing demand for our product and service offerings. The increase in product revenue was primarily driven by an aggregate increase of more than 50% in product unit volume. A significant portion of the product revenue increase was in our PA-5000 Series firewalls and newly introduced PA-3000 Series firewalls. The increase in services revenue was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription and support and maintenance services to our existing end-customer base. Our total number of end-customers increased to more than 11,000 at January 31, 2013 from more than 6,000 at January 31, 2012.

Total revenue increased $68.6 million, or 60%, for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012. The revenue growth reflects the increasing demand for our product and service offerings. The increase in product revenue was primarily driven by an aggregate increase of more than 60% in product unit volume. A significant portion of the product revenue increase was in our PA-5000 Series firewalls and newly introduced PA-3000 Series firewalls. The increase in services revenue was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription and support and maintenance services to our existing end-customer base.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months periods ended January 31, 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during three and six month periods ended January 31, 2013 primarily due to our investment in increasing the size of our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,				Six Months Ended January 31,
	2013		2012		2013		2012
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$16,636		$10,248		$31,052		$20,558
Services	10,982		5,265		20,756		9,795
Total cost of revenue	$27,618		$15,513		$51,808		$30,353
Gross profit:
Product	$45,308	73.1%	$28,390	73.5%	$86,406	73.6%	$60,941	74.8%
Services	23,573	68.2%	12,780	70.8%	44,219	68.1%	22,502	69.7%
Total gross profit	$68,881	71.4%	$41,170	72.6%	$130,625	71.6%	$83,443	73.3%

Gross margin decreased 120 basis points for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012. The decrease of 40 basis points in product margin was primarily due to the introduction of the PA-3000 Series firewalls, which will have lower product margins until volume and related cost savings increase. The decrease of 260 basis points in services margin was primarily due to an increase in personnel and other costs to expand our customer service capabilities to support our growing end-customer base, partially offset by higher margin subscriptions sales, while the mix in services revenue was largely unchanged on a period-over-period basis.

Gross margin decreased 170 basis points for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012. The decrease of 120 basis points in product margin was primarily due to lower average selling prices and changes in our product mix as a result of introducing our PA-200, which is a lower throughput firewall product and has lower product margin than our higher throughput products. The decrease of 160 basis points in services margin was primarily due to an increase in personnel and other costs to expand our customer service capabilities to support our growing end-customer base, partially offset by higher margin subscriptions sales, while the mix in services revenue was largely unchanged on a period-over-period basis.

Operating Expenses

	Three Months Ended January 31,				Six Months Ended January 31,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,495	$8,514	$6,981	82.0%	$28,807	$16,362	$12,445	76.1%
Sales and marketing	45,796	25,612	20,184	78.8%	88,403	47,980	40,423	84.2%
General and administrative	9,747	5,768	3,979	69.0%	18,703	10,925	7,778	71.2%
Total operating expenses	$71,038	$39,894	$31,144	78.1%	$135,913	$75,267	$60,646	80.6%
Includes share-based compensation of:
Research and development	$1,973	$440	$1,533	348.4%	$3,663	$765	$2,898	378.8%
Sales and marketing	3,935	630	3,305	524.6%	8,233	1,107	7,126	643.7%
General and administrative	2,021	839	1,182	140.9%	3,765	1,379	2,386	173.0%
Total	$7,929	$1,909	$6,020	315.3%	$15,661	$3,251	$12,410	381.7%

Research and development expense increased $7.0 million, or 82%, for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, primarily due to an increase in personnel costs of $5.1 million as we increased our headcount to support continued investment in our future product and service offerings and an increase in allocated costs of $1.1 million. The remaining increase was primarily due to an increase in development costs.

Research and development expense increased $12.4 million, or 76%, for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012, primarily due to an increase in personnel costs of $9.1 million as we increased our headcount to support continued investment in our future product and service offerings and an increase in allocated costs of $1.6 million. The remaining increase was primarily due to an increase in development costs.

Sales and marketing expense increased $20.2 million, or 79%, for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, primarily due to an increase in personnel costs of $13.2 million largely due to an increase in headcount and share-based compensation. Additionally, marketing activity increased $2.3 million related to demand generation activities, trade shows, and other marketing activities. The remaining increase was primarily due to an increase in allocated costs and travel and entertainment cost, and office equipment and software costs in support of our sales efforts.

Sales and marketing expense increased $40.4 million, or 84%, for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012, primarily due to an increase in personnel costs of $25.7 million largely due to an increase in headcount and a charge of $1.9 million for share-based compensation due to modification of terms of certain share-based awards for a former employee. Additionally, marketing activity increased $5.3 million related to demand generation activities, trade shows, and other marketing activities. The remaining increase was primarily due to an increase in allocated costs, travel and entertainment costs, and office equipment and software costs in support of our sales efforts.

General and administrative expense increased $4.0 million, or 69%, for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, primarily due to an increase in personnel costs of $2.5 million. The remaining increase was primarily due to an increase in professional services costs related to overall growth to support the business and building our infrastructure to satisfy the increased regulatory requirements of being a public company and an increase in allocated costs.

General and administrative expense increased $7.8 million, or 71%, for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012 primarily due to an increase in personnel costs of $4.3 million and an increase in professional services costs of $1.8 million primarily related to overall growth to support the business and building our infrastructure to satisfy the increased regulatory requirements of being a public company. The remaining increase was primarily due to an increase in allocated costs.

Other Expense, Net

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(dollars in thousands)
Other expense, net	$60	$566	$230	$1,030

Other expense, net consisted primarily of the change in fair value of our preferred stock warrant liability for the three and six months periods ended January 31, 2012. The change in other expense, net was primarily due to the elimination of the expense related to preferred stock warrant liability as a result of exercise of these warrants by the holders in December 2011 and January 2012. At the time of exercise, we issued 197,000 shares of Series A redeemable convertible preferred stock and 24,000 shares of Series B redeemable convertible preferred stock, all of which converted to common stock at the time of our IPO. We do not expect to incur expenses related to these warrants in future periods.

Provision for Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(dollars in thousands)
Provision for income taxes	$512	$288	$824	$2,610
Effective tax rate	(24.4)%	40.4%	(15.5)%	36.5%

 We recorded an income tax provision for the three month period ended January 31, 2013, primarily due to foreign income taxes and withholding taxes. The provision for income taxes increased for the three month period ended January 31, 2013 compared to the three months ended January 31, 2012, primarily due to foreign income taxes as a result of an increase in foreign taxable income.

We recorded an income tax provision for the six month period ended January 31, 2013, primarily due to foreign income taxes and withholding taxes. The provision for income taxes decreased for the six month period ended January 31, 2013 compared to the six month period ended January 31, 2012, primarily due to a decrease in income before income taxes, partially offset by an increase in foreign income taxes as a result of an increase in foreign taxable income and an increase in withholding taxes.

Liquidity and Capital Resources

	January 31, 2013	July 31, 2012
	(in thousands)
Cash and cash equivalents	$187,924	$322,642
Investments	180,391	—
	$368,315	$322,642

	Six Months Ended January 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$57,583	$47,703
Cash used in investing activities	(192,228)	(7,063)
Cash provided by (used in) financing activities	(73)	1,665
Net increase in cash and cash equivalents	$(134,718)	$42,305

At January 31, 2013, our cash and cash equivalents and investments of $368.3 million were held for working capital purposes, of which approximately $7.9 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Prior to fiscal 2010, we financed our operations primarily through private sales of equity securities. More recently we have financed our operations through cash generated from operations and our IPO. On July 25, 2012, we closed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,259 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. The total gross proceeds from the offering were $299.5 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million. In March 2012, we allowed our unused $10 million line of credit to expire. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for the six month period ended January 31, 2013 and six month period ended January 31, 2012 was $57.6 million and $47.7 million, respectively.

For the six month period ended January 31, 2013, operating activities provided $57.6 million in cash as a result of net loss of $6.1 million, non-cash charges of $22.2 million and a net change of $41.5 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, amortization of investment premiums, net of accretion of purchase discounts, and the excess tax benefit from share-based compensation. The net change in our net operating assets and liabilities was primarily due to a $52.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $17.6 million increase in accrued and other liabilities as a result of increases in business activity, partially offset by a $22.9 million increase in accounts receivable and a $7.3 million increase in prepaid expenses and other assets. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 58 days at January 31, 2013.

For the six month period ended January 31, 2012, operating activities provided $47.7 million in cash as a result of a net income of $4.5 million, non-cash charges of $6.9 million as well as a net change of $36.2 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, and the change in fair value of our preferred stock warrant liability. The net change in our operating assets and liabilities was primarily the result of a $30.7 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, a $5.7 million increase in accrued compensation and other liabilities primarily as a result of increases in business activity, and a $5.6 million decrease in accounts receivable. These increases were partially offset by a $5.1 million increase in prepaid expenses and other assets and a $1.2 million decrease in accounts payable. Our DSO was 47 days at January 31, 2012.

Investing Activities

Our investing activities have consisted of purchases of property, equipment, and other assets and purchases, sales, and maturities of investments. We expect to continue to make such purchases as our business grows.

For the six month period ended January 31, 2013, cash used in investing activities was $192.2 million, primarily as a result of $252.6 million in purchases of short-term and long-term investments to shift the mix of investments from money market funds to higher yield corporate notes and bonds, and U.S. government agency securities and capital expenditures to purchase property, equipment, and other assets of $10.2 million, partially offset by proceeds from sales and maturities of investments.

For the six month period ended January 31, 2012, cash used in investing activities was $7.1 million, primarily as a result of capital expenditures to purchase property, equipment, and other assets.

Financing Activities

Our financing activities have primarily consisted of proceeds from the sale of our common stock in our IPO and redeemable convertible preferred stock and proceeds from the exercises of stock options.

For the six month period ended January 31, 2013, cash used in financing activities was $0.1 million, primarily as a result of payments of costs related to our initial public offering, and partially offset by proceeds from the exercises of stock options.

For the six month period ended January 31, 2012, financing activities provided $1.7 million in cash, primarily as a result of changes in restricted cash and proceeds from the exercises of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations(1)	$107,196	$5,284	$21,838	$22,695	$57,379
Purchase obligations(2)	21,275	21,275	—	—	—
Total(3)	$128,471	$26,559	$21,838	$22,695	$57,379

______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments of products and components with our independent contract manufacturer.

(3)
No amounts related to Financial Accounting Standards Board Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of January 31, 2013, we had approximately $0.7 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements

Through January 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at January 31, 2013 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at January 31, 2013, would not have been material to our financial statements assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2013, we implemented a new enterprise resource planning system, which provides certain enhancements, efficiencies, and increased security features to the financial reporting process and surrounding internal controls. We reviewed affected internal controls as part of this implementation, and made changes where appropriate.
Other than the changes mentioned above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a 15(d) and 15d 15(d) of the Exchange Act that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under the "Litigation" subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next quarter. For example, from the end of the first quarter of fiscal 2013 to the end of the second quarter of fiscal 2013, our headcount increased from more than 840 to more than 940 employees, and our number of end-customers increased from approximately 10,000 to more than 11,000 over the same period. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties, which we are in the process of implementing, to help us accomplish this objective. We also launched a new enterprise resource planning system in the second quarter of fiscal 2013. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, on September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We expect to incur additional expense in connection with these leases and the relocation of our headquarters, and we expect that the relocation could disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

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

•	price competition;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase enterprise network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

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

In December 2011, Juniper filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our appliances infringe six of its U.S. patents. One or both of Nir Zuk and Yuming Mao are named inventors on each of the patents being asserted against us. Both Mr. Zuk and Mr. Mao were employed by NetScreen Technologies, Inc., which was acquired by Juniper in April 2004. Mr. Zuk left Juniper in 2005 and founded Palo Alto Networks in that same year. Mr. Mao joined Palo Alto Networks in 2006. Juniper seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed an answer to Juniper’s complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 60% and 141% in the six month period ended January 31, 2013 and six month period ended January 31, 2012, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.

Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $6.1 million in the first two quarters of fiscal 2013, $12.5 million in fiscal 2011, and $21.1 million in fiscal 2010. As a result, we had an accumulated deficit of $86.2 million at January 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

Services revenue accounts for a significant portion of our revenue, comprising 36% of total revenue in the six month period ended January 31, 2013 and 28% of total revenue for the six month period ended January 31, 2012. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to three years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and operating results.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner. We have recently implemented a new enterprise resource planning system, and we may not be able to successfully scale improvements to our enterprise resource planning system or implement and scale other systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us improve our internal systems, processes, and controls. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

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

Risks Related to Ownership of Our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this quarterly report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO. Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $72.61 to $47.00, through February 28, 2013. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

•
litigation involving us, our industry, or both, including any developments with respect to our pending litigation, described under the "Litigation" subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q;

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

As of January 31, 2013, we had approximately 69 million shares of our common stock outstanding. Stockholders who sold shares in our secondary offering entered into lock-up agreements restricting their ability to sell shares for 135 days after the date of that offering. Upon release of the underwriters’ lockup from our secondary offering on March 2, 2013, approximately seven million shares will be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended, as well as our insider trading policy. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off and/or lock-up agreements. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. may, in their sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-ups to sell shares prior to the expiration of the lock-up agreements. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of January 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly beginning on July 31, 2013 when we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Since we are an “emerging growth company” as defined in the JOBS Act, we have been able to take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will no longer be able to take advantage of these exemptions beginning on July 31, 2013 when we lose our status as an “emerging growth company.”  Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management's attention from other business concerns which could harm our business and operating results.

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

As a public company, we are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our internal controls.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act beginning with our 2013 Annual Report on Form 10-K. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Date: March 4, 2013
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

†    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10‑Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.
††    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.