Form 10-Q/A
period 2013-01-31
Palo Alto Networks Inc
filed 2013-03-05
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Palo Alto Networks, Inc. (the ''Company'') is filing this Amendment No. 1 on Form 10-Q/A (''Amendment No. 1'') to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, as filed with the Securities and Exchange Commission on March 4, 2013 (the ''Quarterly Report''), for the sole purpose of correcting a typographical error on the date indicated on Exhibit 32.1 and Exhibit 32.2, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 also includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.

This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Quarterly Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

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

Date: March 5, 2013
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