Form 10-Q
period 2013-04-30
Palo Alto Networks Inc
filed 2013-06-04
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of May 15, 2013 was 71,136,115.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 30, 2013	July 31, 2012
Assets
Current assets:
Cash and cash equivalents	$213,664	$322,642
Short-term investments	148,033	—
Accounts receivable, net of allowance for doubtful accounts of $79 and $164 at April 30, 2013 and July 31, 2012, respectively	91,489	45,642
Prepaid expenses and other current assets	19,538	13,373
Total current assets	472,724	381,657
Property and equipment, net	29,500	20,979
Long-term investments	29,767	—
Other assets	6,786	5,168
Total assets	$538,777	$407,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,810	$9,214
Accrued and other liabilities	15,578	15,189
Accrued compensation	19,662	11,307
Deferred revenue	133,968	86,296
Total current liabilities	182,018	122,006
Deferred revenue—non-current	85,336	49,512
Other long-term liabilities	7,542	7,215
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at April 30, 2013 and July 31, 2012	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 71,103 and 67,852 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	7	7
Additional paid-in capital	357,289	309,092
Accumulated other comprehensive income	23	—
Accumulated deficit	(93,438)	(80,028)
Total stockholders’ equity	263,881	229,071
Total liabilities and stockholders’ equity	$538,777	$407,804

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Revenue:
Product	$60,793	$43,524	$178,251	$125,023
Services	40,496	22,176	105,471	54,473
Total revenue	101,289	65,700	283,722	179,496
Cost of revenue:
Product	15,855	11,524	46,907	32,082
Services	11,835	7,109	32,591	16,904
Total cost of revenue	27,690	18,633	79,498	48,986
Total gross profit	73,599	47,067	204,224	130,510
Operating expenses:
Research and development	16,048	10,462	44,855	26,824
Sales and marketing	51,733	30,216	140,136	78,196
General and administrative	12,268	6,430	30,971	17,355
Total operating expenses	80,049	47,108	215,962	122,375
Operating income (loss)	(6,450)	(41)	(11,738)	8,135
Interest income	133	3	347	7
Other expense, net	(157)	(3)	(387)	(1,033)
Income (loss) before income taxes	(6,474)	(41)	(11,778)	7,109
Provision (benefit) for income taxes	808	(837)	1,632	1,773
Net income (loss)	$(7,282)	$796	$(13,410)	$5,336
Net income (loss) attributable to common stockholders:
Basic	$(7,282)	$43	$(13,410)	$40
Diluted	$(7,282)	$53	$(13,410)	$49
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.00	$(0.20)	$0.00
Diluted	$(0.10)	$0.00	$(0.20)	$0.00
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	69,575	18,459	67,980	17,238
Diluted	69,575	24,888	67,980	23,020

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net income (loss)	$(7,282)	$796	$(13,410)	$5,336
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	34	—	23	—
Comprehensive income (loss)	$(7,248)	$796	$(13,387)	$5,336

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	April 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(13,410)	$5,336
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,221	4,193
Amortization of investment premiums, net of accretion of purchase discounts	1,445	—
Share-based compensation for equity based awards	29,608	7,350
Excess tax benefit from share-based compensation	(177)	—
Change in fair value of preferred stock warrants	—	958
Changes in operating assets and liabilities:
Accounts receivable, net	(45,847)	(9,119)
Prepaid expenses and other assets	(5,991)	(9,251)
Accounts payable	3,347	5,079
Accrued and other liabilities	13,097	3,834
Deferred revenue	83,496	49,397
Reimbursement of cost of leasehold improvements	—	701
Net cash provided by operating activities	72,789	58,478
Cash flows from investing activities
Purchase of property, equipment, and other assets	(16,595)	(11,281)
Purchase of investments	(310,683)	—
Proceeds from sales of investments	13,491	—
Proceeds from maturities of investments	117,150	—
Net cash used in investing activities	(196,637)	(11,281)
Cash flows from financing activities
Excess tax benefit from share-based compensation	177	—
Change in restricted cash	—	1,221
Proceeds from exercise of stock options	11,195	1,477
Proceeds from employee stock purchase plan	6,267	—
Proceeds from settlement of note receivable	—	637
Payments of initial public offering costs	(2,698)	(703)
Repurchase of restricted common stock from employees	(71)	(63)
Net cash provided by financing activities	14,870	2,569
Net increase (decrease) in cash and cash equivalents	(108,978)	49,766
Cash and cash equivalents—beginning of period	322,642	40,517
Cash and cash equivalents—end of period	$213,664	$90,283

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation network security platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall that delivers application, user, and content visibility and control integrated within the firewall through our proprietary operating system, hardware, and software architecture. We primarily sell our products and services to end-customers through distributors, resellers, and strategic partners (collectively partners) and infrequently directly to end-customers. Our partners are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The guidance is effective for us in the first quarter of fiscal 2014 and should be applied prospectively. Early adoption is permitted. We believe that adoption of this guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	April 30, 2013				July 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$1,864	$—	$—	$1,864	$—	$—	$—	$—
U.S. government and agency securities	—	51,543	—	51,543	—	—	—	—
Money market funds	75,185	—	—	75,185	250,005	—	—	250,005
Total cash equivalents	77,049	51,543	—	128,592	250,005	—	—	250,005
Short-term investments:
Corporate debt securities	—	22,239	—	22,239	—	—	—	—
U.S. government and agency securities	—	125,794	—	125,794	—	—	—	—
Total short-term investments	—	148,033	—	148,033	—	—	—	—
Long-term investments:
Corporate debt securities	—	25,766	—	25,766	—	—	—	—
U.S. government and agency securities	—	4,001	—	4,001	—	—	—	—
Total long-term investments	—	29,767	—	29,767	—	—	—	—
Other assets:
Restricted cash	1,221	—	—	1,221	1,221	—	—	1,221
Total other assets	1,221	—	—	1,221	1,221	—	—	1,221
Total assets measured at fair value	$78,270	$229,343	$—	$307,613	$251,226	$—	$—	$251,226

3. Investments

Investments consist of the following (in thousands):

	April 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,864	$—	$—	$1,864
Corporate debt securities	47,992	28	(15)	48,005
U.S. government and agency securities	181,328	11	(1)	181,338
Money market funds	75,185	—	—	75,185
Total	$306,369	$39	$(16)	$306,392

Investments in an unrealized loss position at April 30, 2013 consist of the following (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,832	$(15)	$—	$—	$20,832	$(15)
U.S. government and agency securities	26,056	(1)	—	—	26,056	(1)
Total	$46,888	$(16)	$—	$—	$46,888	$(16)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at April 30, 2013.

The amortized cost and fair value of our investments at April 30, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$201,418	$201,440
Due within one to two years	29,766	29,767
Instruments not due at a single maturity date	75,185	75,185
Total	$306,369	$306,392

4. Intangible Assets

Intangible assets included in other assets consisted of the following (in thousands):

	April 30, 2013	July 31, 2012
Acquired intellectual property	$1,546	$546
Less: amortization	(131)	(63)
Total	$1,415	$483

Amortization expense was $42,000 and $68,000 for the three and nine month periods ended April 30, 2013, respectively, and $11,000 and $26,000 for the three and nine month periods ended April 30, 2012, respectively.

The following table summarizes estimated future amortization expense of intangible assets as of April 30, 2013 (in thousands):

Amount
Years ending July 31:
Remaining 2013	$57
2014	227
2015	227
2016	227
2017	208
2018 and thereafter	469
Total	$1,415

5. Commitments and Contingencies

Leases

In September 2012, we entered into two lease agreements for space in Santa Clara, California with lease inception dates of November 2012 and August 2013. Both leases expire in July 2023 and allow for two separate five-year options to extend the lease term. Payments under these leases will be approximately $94,400,000 over the lease term. Each lease has a rent holiday, which was included in the determination of rent expense.

The aggregate future non-cancelable minimum rental payments on our operating leases and the minimum purchase commitments of products and components with our independent contract manufacturer or suppliers at April 30, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$106,242	$6,994	$21,966	$22,633	$54,649
Purchase obligations	24,425	24,425	—	—	—
Total	$130,667	$31,419	$21,966	$22,633	$54,649

Litigation

Beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us in the U.S. District Court for the Northern District of California alleging, among other claims, patent infringement. In January 2011, we entered into a settlement agreement with Fortinet to the mutual satisfaction of both parties. The parties also agreed upon a three-year covenant not to sue for patent related claims. Under the terms of the settlement agreement, we agreed to pay Fortinet $6,000,000 over a period of three years. We recorded the cost related to the settlement as of July 31, 2010. As of April 30, 2013, $750,000 remained payable under this settlement and is included in accrued liabilities in our condensed consolidated statement of financial position.

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

A trial date has been scheduled for February 24, 2014, and we are vigorously defending ourselves from such claims. At this stage in the litigation, we are unable to estimate a possible loss or range of possible loss.

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

6. Equity Award Plans

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable and options and restricted stock units (RSUs) vested and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	14,225	$9.46	8.3	$678,248
Options granted	90	55.36
Options forfeited	(563)	10.51
Options exercised	(3,115)	3.61
Balance—April 30, 2013	10,637	11.51	8.0	$453,030
Options vested and expected to vest—April 30, 2013	10,081	$11.29	8.0	$431,568
Options exercisable—April 30, 2013	6,520	$6.93	7.5	$307,548

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	—	$—	0.0	$—
RSUs granted	1,866	56.09
RSUs vested	(3)	49.25
RSUs forfeited	(65)	57.20
Balance—April 30, 2013	1,798	$56.06	1.6	$97,272
RSUs vested and expected to vest—April 30, 2013	1,600	$56.08	1.6	$86,560

The following table summarizes the assumptions relating to our stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Risk-free interest rate	N/A	1.1%	1.0%	0.7% - 1.1%
Expected term	N/A	6 years	6 years	4 - 6 years
Volatility	N/A	49%	50%	49% - 50%
Dividend yield	N/A	—%	—%	—%

During the three and nine month periods ended April 30, 2013, compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan (2012 ESPP) was $1,132,000 and $3,943,000, respectively. The following table summarizes the assumptions related to the 2012 ESPP:

	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2013
Risk-free interest rate	0.1%	0.1%
Expected term	< 1 year	< 1 year
Volatility	41%	41%
Dividend yield	—%	—%

Share-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Cost of revenue	$1,364	$185	$2,799	$433
Research and development	3,024	1,452	6,687	2,217
Sales and marketing	5,686	942	13,919	2,049
General and administrative	2,560	1,295	6,325	2,674
Total	$12,634	$3,874	$29,730	$7,373

At April 30, 2013, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $127,075,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.

For the first quarter of fiscal 2013, we modified the terms of certain share-based awards and as a result, in the three and nine month periods ended April 30, 2013, we recorded compensation expense within sales and marketing expense of nil and $1,861,000, respectively.

For the third quarter of fiscal 2012, we modified the terms of certain share-based awards and as a result, in the three and nine month periods ended April 30, 2012, we recorded compensation expense within research and development expense of $854,000.

7. Income Taxes

Our provision for income taxes for the three and nine month periods ended April 30, 2013 reflects an effective tax rate of negative 12% and negative 14%, respectively, and consists of foreign income and withholding taxes.

Our benefit for income taxes for the three month period ended April 30, 2012 consisted of U.S. federal alternative minimum tax, state taxes, and foreign taxes on our consolidated income before income taxes. Our domestic income before income taxes is subject to limited U.S. federal tax at the U.S. federal alternative minimum income tax rate and limited state tax due to our net operating loss carryforwards and other tax attributes. We experienced better than expected income before income taxes for the three month period ended April 30, 2012. This resulted in an increase in forecasted annual profit before tax without a proportional increase in forecasted annual tax expense and therefore reduced the estimated annual effective tax rate. This reduced estimated annual tax rate applied to our results for the year to date period yielded an overall reduction in our year to date income tax expense. As such, an income tax benefit was recorded during the period.

Our provision for income taxes for the nine month period ended April 30, 2012 reflected an effective tax rate of 25% and consisted of U.S. federal alternative minimum tax, state taxes, and foreign taxes on our consolidated income before income taxes.

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

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$(7,282)	$796	$(13,410)	$5,336
Less: undistributed earnings allocated to participating securities	—	(753)	—	(5,296)
Net income (loss) attributable to common stockholders, basic	$(7,282)	$43	$(13,410)	$40
Reallocation of income attributable to participating securities	—	10	—	9
Net income (loss) attributable to common stockholders, diluted	$(7,282)	$53	$(13,410)	$49
Weighted-average shares used to compute net income (loss) per share:
Weighted-average shares used to compute net income (loss) per share, basic	69,575	18,459	67,980	17,238
Weighted-average effect of potentially dilutive securities:
Employee stock options	—	6,429	—	5,782
Weighted-average shares used to compute net income (loss) per share, diluted	69,575	24,888	67,980	23,020
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.00	$(0.20)	$0.00
Diluted	$(0.10)	$0.00	$(0.20)	$0.00

The following outstanding options and RSUs were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	April 30, 2013	April 30, 2012
Options to purchase common stock	10,637	3,021
RSUs	1,798	—
Redeemable convertible preferred stock	—	41,305

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our ability to extend our leadership position in next-generation network security;

•	trends in revenue, cost of revenue, gross margin, cash flows, operating expenses, interest and other income, income taxes, investments and liquidity;

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

•	our expectations regarding a reduction in our overall effective tax rate as a result of the reorganization of our corporate structure
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

We had more than 12,500 end-customers in over 100 countries as of April 30, 2013. Our end-customers represent a broad range of industries including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. During the third quarter of fiscal 2013, 62% of our revenue was generated from the Americas, 23% from Europe, the Middle East, and Africa (EMEA), and 15% from Asia Pacific and Japan (APAC). As of April 30, 2013, we had 1,034 employees.

We have experienced rapid growth and increased demand for our products in recent periods. For the third quarter of fiscal 2013 and 2012, revenues were $101.3 million and $65.7 million, respectively, representing year-over-year growth of 54%, despite continued uncertainty in the macroeconomic environment, in particular, weakness in EMEA and a slowdown in spending by the U.S. Government. These macroeconomic factors may continue to impact overall spending in information technology (IT) by our customers, which could adversely affect our revenues and operating results.

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

On July 25, 2012, we completed our initial public offering (IPO), in which 7,130,000 shares of our common stock were sold to the public (inclusive of 5,617,000 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million.

On October 23, 2012, we completed our secondary offering, in which certain stockholders sold an aggregate of 4,800,000 shares of our common stock at a public offering price of $63.00 per share. The aggregate offering price for shares sold in the offering was approximately $290.3 million, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares in this secondary offering. Offering expenses were paid by the stockholders who sold shares of common stock in the offering.

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

	April 30, 2013	July 31, 2012
	(in thousands)
Total deferred revenue	$219,304	$135,808

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(dollars in thousands)
Total revenue	$101,289	$65,700	$283,722	$179,496
Year-over-year percentage increase	54.2%	110.9%	58.1%	129.0%
Gross margin percentage	72.7%	71.6%	72.0%	72.7%
Operating income (loss)	$(6,450)	$(41)	$(11,738)	$8,135
Operating margin percentage	(6.4)%	(0.1)%	(4.1)%	4.5%
Cash flow provided by operating activities			$72,789	$58,478
Free cash flow (non-GAAP)			$56,194	$47,197

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

•
Cash Flow Provided by Operating Activities. We monitor cash flow provided by operating activities as a measure of our overall business performance. Our cash flow provided by operating activities is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance. Monitoring cash flow provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and share-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

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

	Nine Months Ended April 30,
	2013	2012
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$72,789	$58,478
Less: purchase of property, equipment, and other assets	16,595	11,281
Free cash flow (non-GAAP)	$56,194	$47,197
Net cash used in investing activities	$(196,637)	$(11,281)
Net cash provided by financing activities	$14,870	$2,569

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

Cost of Revenue

Our total cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of April 30, 2013, we expect to recognize approximately $127.1 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal costs, and additional costs associated with accounting, compliance, insurance, investor relations, and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.

Interest Income

Interest income consists of income earned on our cash and cash equivalents and investments. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in the fair value of our convertible preferred stock warrant liability, foreign currency re-measurement gains and losses, and foreign currency transaction gains and losses. Convertible preferred stock warrants were classified as a liability on our condensed consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other expense. These warrants were exercised during the second quarter of fiscal 2012, and therefore, we will no longer incur any charges related to these warrants. We expect other expense to fluctuate depending on foreign exchange rate movements.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States, income taxes in foreign jurisdictions in which we conduct business, and foreign withholding taxes. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect the provision for income taxes to increase in absolute dollars in future years.

We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may cause volatility to our overall effective tax rate in the short term but is expected to reduce our overall effective tax rate over the long term through changes in international procurement and sales operations.

Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$60,793	$43,524	$178,251	$125,023
Services	40,496	22,176	105,471	54,473
Total revenue	101,289	65,700	283,722	179,496
Cost of revenue:
Product	15,855	11,524	46,907	32,082
Services	11,835	7,109	32,591	16,904
Total cost of revenue	27,690	18,633	79,498	48,986
Total gross profit	73,599	47,067	204,224	130,510
Operating expenses:
Research and development	16,048	10,462	44,855	26,824
Sales and marketing	51,733	30,216	140,136	78,196
General and administrative	12,268	6,430	30,971	17,355
Total operating expenses	80,049	47,108	215,962	122,375
Operating income (loss)	(6,450)	(41)	(11,738)	8,135
Interest income	133	3	347	7
Other income (expense), net	(157)	(3)	(387)	(1,033)
Income (loss) before income taxes	(6,474)	(41)	(11,778)	7,109
Provision (benefit) for income taxes	808	(837)	1,632	1,773
Net income (loss)	$(7,282)	$796	$(13,410)	$5,336

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	60.0%	66.2%	62.8%	69.7%
Services	40.0%	33.8%	37.2%	30.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	15.7%	17.5%	16.5%	17.9%
Services	11.6%	10.9%	11.5%	9.4%
Total cost of revenue	27.3%	28.4%	28.0%	27.3%
Total gross profit	72.7%	71.6%	72.0%	72.7%
Operating expenses:
Research and development	15.8%	15.9%	15.8%	14.9%
Sales and marketing	51.1%	46.0%	49.4%	43.6%
General and administrative	12.2%	9.8%	10.9%	9.7%
Total operating expenses	79.1%	71.7%	76.1%	68.2%
Operating income (loss)	(6.4)%	(0.1)%	(4.1)%	4.5%
Interest income	0.1%	—%	0.1%	—%
Other income (expense), net	(0.2)%	—%	(0.1)%	(0.6)%
Income (loss) before income taxes	(6.5)%	(0.1)%	(4.1)%	3.9%
Provision for income taxes	0.8%	(1.3)%	0.6%	1.0%
Net income (loss)	(7.3)%	1.2%	(4.7)%	2.9%

Comparison of the Three and Nine Month Periods Ended April 30, 2013 and 2012

Revenue

	Three Months Ended April 30,				Nine Months Ended April 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$60,793	$43,524	$17,269	39.7%	$178,251	$125,023	$53,228	42.6%
Services	40,496	22,176	18,320	82.6%	105,471	54,473	50,998	93.6%
Total revenue	$101,289	$65,700	$35,589	54.2%	$283,722	$179,496	$104,226	58.1%
Revenue by geographic theater:
Americas	$63,233	$41,331	$21,902	53.0%	$178,169	$111,883	$66,286	59.2%
EMEA	23,154	15,646	7,508	48.0%	67,048	46,014	21,034	45.7%
APAC	14,902	8,723	6,179	70.8%	38,505	21,599	16,906	78.3%
Total revenue	$101,289	$65,700	$35,589	54.2%	$283,722	$179,496	$104,226	58.1%

Product revenue increased $17.3 million, or 40%, for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012. The increase was driven by our newly introduced PA-3000 Series firewalls and M-100 management appliance.

Product revenue increased $53.2 million, or 43%, for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012. Approximately half of the increase was driven by a greater than 50% increase in product unit volume attributable to sales of our PA-5000 Series and PA-200 firewalls. The remaining increase was driven by our newly introduced PA-3000 Series firewalls and M-100 management appliance.

Service revenue increased $18.3 million, or 83%, for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012. Approximately half of the increase was related to support and maintenance as a result of an increase in total end-customers to more than 12,500 at April 30, 2013 from more than 7,750 at April 30, 2012. The remaining increase was due to an increase in subscriptions. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.

Service revenue increased $51.0 million, or 94%, for the nine month period ended April 30, 2012 compared to the nine month period ended April 30, 2012. Approximately half of the increase was related to support and maintenance as a result of an increase in total end-customers. The remaining increase was due to an increase in subscriptions.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months periods ended April 30, 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during three and nine month periods ended April 30, 2013 due to our investment in increasing the size of our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				Nine Months Ended April 30,
	2013		2012		2013		2012
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$15,855		$11,524		$46,907		$32,082
Services	11,835		7,109		32,591		16,904
Total cost of revenue	$27,690		$18,633		$79,498		$48,986
Gross profit:
Product	$44,938	73.9%	$32,000	73.5%	$131,344	73.7%	$92,941	74.3%
Services	28,661	70.8%	15,067	67.9%	72,880	69.1%	37,569	69.0%
Total gross profit	$73,599	72.7%	$47,067	71.6%	$204,224	72.0%	$130,510	72.7%

 Gross margin increased 110 basis points for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012. The increase of 40 basis points in product margin was due to decreases in manufacturing costs. The increase of 290 basis points in services margin was due to an increase in support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period-over-period basis.  Services gross margin will fluctuate depending on the timing of the investment ramp of our global customer service organization.

Gross margin decreased 70 basis points for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012. The decrease of 60 basis points in product margin was due to an 80 basis point decrease as a result of the introduction of our PA-3000 Series firewalls and our M-100, which will have lower product margins until volume and related cost savings increase partially offset by decreases in manufacturing costs. The increase of 10 basis points in services margin was due to an increase in support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period-over-period basis.

Operating Expenses

	Three Months Ended April 30,				Nine Months Ended April 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$16,048	$10,462	$5,586	53.4%	$44,855	$26,824	$18,031	67.2%
Sales and marketing	51,733	30,216	21,517	71.2%	140,136	78,196	61,940	79.2%
General and administrative	12,268	6,430	5,838	90.8%	30,971	17,355	13,616	78.5%
Total operating expenses	$80,049	$47,108	$32,941	69.9%	$215,962	$122,375	$93,587	76.5%
Includes share-based compensation of:
Research and development	$3,024	$1,452	$1,572	108.3%	$6,687	$2,217	$4,470	201.6%
Sales and marketing	5,686	942	4,744	503.6%	13,919	2,049	11,870	579.3%
General and administrative	2,560	1,295	1,265	97.7%	6,325	2,674	3,651	136.5%
Total	$11,270	$3,689	$7,581	205.5%	$26,931	$6,940	$19,991	288.1%

Research and development expense increased $5.6 million, or 53%, for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012, due to an increase in personnel costs of $3.5 million related to increasing our headcount and share-based compensation, an increase in development costs of $0.9 million to support continued investment in our future product and service offerings, and an increase in allocated costs of $0.9 million.

Research and development expense increased $18.0 million, or 67%, for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012, due to an increase in personnel costs of $12.6 million related to increasing our headcount and share-based compensation, an increase in allocated costs of $2.5 million, and an increase in development costs of $2.0 million to support continued investment in our future product and service offerings.

Sales and marketing expense increased $21.5 million, or 71%, for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012, due to an increase in personnel costs of $15.5 million largely due to an increase in headcount, share-based compensation, and commission costs, an increase in allocated costs of $2.5 million, and an increase in travel and entertainment cost of $1.7 million.

Sales and marketing expense increased $61.9 million, or 79%, for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012, due to an increase in personnel costs of $41.2 million largely due to an increase in headcount, share-based compensation, and commission costs, an increase in allocated costs of $7.6 million, and an increase in marketing activity of $5.7 million related to demand generation activities, trade shows, and other marketing activities. The remaining increase was due to an increase in travel and entertainment costs of $3.8 million and office equipment and software costs of $2.1 million in support of our sales efforts.

General and administrative expense increased $5.8 million, or 91%, for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012, due to an increase in professional services costs of $3.2 million and an increase in personnel costs of $1.9 million related to overall growth to support the business and building our infrastructure to satisfy the increased regulatory requirements of being a public company.

General and administrative expense increased $13.6 million, or 78%, for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012 due to an increase in personnel costs of $6.2 million, an increase in professional services costs of $5.0 million, and an increase in allocated costs of $1.8 million related to overall growth to support the business and building our infrastructure to satisfy the increased regulatory requirements of being a public company.

Provision for Income Taxes

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(dollars in thousands)
Provision (benefit) for income taxes	$808	$(837)	$1,632	$1,773
Effective tax rate	(12.5)%	2,041.5%	(13.9)%	24.9%

 We recorded an income tax provision for the three month period ended April 30, 2013 due to foreign income taxes and withholding taxes. The provision for income taxes increased for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012 due to an increase in foreign income taxes as a result of an increase in foreign taxable income and an increase in withholding taxes for the period compared to the net benefit for income taxes in the U.S. in the third quarter of fiscal 2012. This tax benefit for income taxes was recognized as a result of a decrease in the projected annual effective tax rate for fiscal 2012 due to better than expected pretax income results in the quarter and an increase in foreign income taxes.

We recorded an income tax provision for the nine month period ended April 30, 2013 due to foreign income taxes and withholding taxes. The provision for income taxes decreased for the nine month period ended April 30, 2013 compared to the nine month period ended April 30, 2012 due to a decrease in income before income taxes, partially offset by an increase in foreign income taxes as a result of an increase in foreign taxable income and an increase in withholding taxes.

Liquidity and Capital Resources

	April 30, 2013	July 31, 2012
	(in thousands)
Cash and cash equivalents	$213,664	$322,642
Investments	177,800	—
	$391,464	$322,642

	Nine Months Ended April 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$72,789	$58,478
Cash used in investing activities	(196,637)	(11,281)
Cash provided by financing activities	14,870	2,569
Net increase (decrease) in cash and cash equivalents	$(108,978)	$49,766

At April 30, 2013, our cash and cash equivalents and investments of $391.5 million were held for working capital purposes, of which approximately $7.1 million was held outside the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Prior to fiscal 2010, we financed our operations primarily through private sales of equity securities. More recently we have financed our operations through cash generated from operations and our IPO. On July 25, 2012, we completed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,259 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for the nine month period ended April 30, 2013 and nine month period ended April 30, 2012 was $72.8 million and $58.5 million, respectively.

For the nine month period ended April 30, 2013, operating activities provided $72.8 million in cash as a result of our net loss of $13.4 million, non-cash charges of $38.1 million and a net change of $48.1 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, amortization of investment premiums, net of accretion of purchase discounts, and the excess tax benefit from share-based compensation. The net change in our net operating assets and liabilities was due to a $83.5 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, a $13.1 million increase in accrued compensation and other liabilities as a result of increases in business activity and a $3.3 million increase in accounts payable, partially offset by a $45.8 million increase in accounts receivable due to an increase in sales, in particular, increases in sales volume near the end of the period and sales of multi-year subscription and support and maintenance services, and a $6.0 million increase in prepaid expenses and other assets. Current deferred revenue increased 55% from $86.3 million as of July 31, 2012 to $134.0 million as of April 30, 2013. The increase was due to an increase in business volume during the period. Non-current deferred revenue increased 72% from $49.5 million as of July 31, 2012 to $85.3 million as of April 30, 2013. The increase was due to a higher proportion of sales of multi-year subscriptions and support and maintenance. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 71 days at April 30, 2013, which reflected an increase in accounts receivable for the reasons described above.

For the nine month period ended April 30, 2012, operating activities provided $58.5 million in cash as a result of a net income of $5.3 million, non-cash charges of $12.5 million as well as a net change of $40.6 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, and the change in fair value of our preferred stock warrant liability. The net change in our operating assets and liabilities was the result of a $49.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, a $5.1 million increase in accounts payable, and a $3.8 million increase in accrued compensation and other liabilities as a result of increases in business activity. These increases were partially offset by a $9.3 million increase in prepaid expenses and other assets and a $9.1 million increase in accounts receivable. Our DSO was 43 days at April 30, 2012.

Investing Activities

Our investing activities have consisted of purchases of property, equipment, and other assets and purchases, sales, and maturities of investments. We expect to continue such activities as our business grows.

For the nine month period ended April 30, 2013, cash used in investing activities was $196.6 million, as a result of $310.7 million in purchases of short-term and long-term investments to shift the mix of investments from money market funds to higher yield corporate notes and bonds and U.S. government agency securities, and capital expenditures to purchase property, equipment, and other assets of $16.6 million, partially offset by proceeds from sales and maturities of investments of $130.6 million.

For the nine month period ended April 30, 2012, cash used in investing activities was $11.3 million, as a result of capital expenditures to purchase property, equipment, and other assets.

Financing Activities

Our financing activities have consisted of proceeds from the sale of our common stock in our IPO and redeemable convertible preferred stock and proceeds from the exercises of stock options.

For the nine month period ended April 30, 2013, financing activities provided $14.9 million in cash, as a result of proceeds from the exercises of stock options and the employee stock purchase plan of $17.5 million, partially offset by payments of costs related to our initial public offering of $2.7 million.

For the nine month period ended April 30, 2012, financing activities provided $2.6 million in cash, as a result of proceeds from the exercises of stock options of $1.5 million and changes in restricted cash of $1.2 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of April 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations(1)	$106,242	$6,994	$21,966	$22,633	$54,649
Purchase obligations(2)	24,425	24,425	—	—	—
Total(3)	$130,667	$31,419	$21,966	$22,633	$54,649

______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments of products and components with our independent contract manufacturer.

(3)
No amounts related to Financial Accounting Standards Board Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of April 30, 2013, we had approximately $1.1 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements

Through April 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. See “Available Information” below for instructions on how to access our Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Available Information

Our website is located at www.paloaltonetworks.com, and our investor relations website is located at investors.paloaltonetworks.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at April 30, 2013 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at April 30, 2013 would not have been material to our financial statements assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next quarter. For example, from the end of the second quarter of fiscal 2013 to the end of the third quarter of fiscal 2013, our headcount increased from 949 to 1,034 employees, and our number of end-customers increased from approximately 11,000 to more than 12,500 over the same period. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties to help us accomplish this objective. During the third quarter of fiscal 2013 we continued to improve and customize our enterprise resource planning system, which was launched during the second quarter of fiscal 2013. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, on September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We expect to incur additional expense in connection with these leases and the relocation of our headquarters, and we expect that the relocation could disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the trading price of our common stock to decline.

Our operating results, in particular, revenues, margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

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

•	changes in mix of our products and services including increases in multi-year subscriptions and support and maintenance;

•	price competition;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase enterprise network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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

•	general macroeconomic conditions, both domestically and in our foreign markets.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet our revenue, margin, or other operating result expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

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

On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office has since issued decisions on our requests for reexaminations. On October 19, 2012 and December 3, 2012, the Patent and Trademark Office granted our requests for reexamination as to three patents (the '459, '700 and '634 patents) rejecting a number of the claims asserted in the litigation, and on November 15, 2012 and 26, 2012, the Patent and Trademark Office denied our requests for reexamination as to two other patents (the '723 and '347 patents). We have the opportunity to seek review of these denials within the Patent and Trademark Office, and have done so with respect to one of the patents (the '723 patent). Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.

The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012 and on October 12, 2012, Juniper served infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012 and, for the newly-asserted patents, on November 19, 2012. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, with any supplemental expert report to be served on June 11, 2013. A claims construction hearing, also known as a Markman hearing, as well as motions for summary judgment, are scheduled to be heard on November 11, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ’634 and ’752 patents) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

Should Juniper prevail on its claims that one or more of our appliances infringe one or more of its valid patents, we could be required to pay substantial damages for past sales of such appliances, enjoined from manufacturing, using, selling, and importing such appliances if a license or other right to continue selling our appliances is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, this litigation will be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter distributors from selling our appliances, and dissuade potential end-customers from purchasing our appliances, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

We are vigorously defending the lawsuit. At this stage in the litigation, we are unable to predict the likelihood of success of Juniper’s infringement claims.

Our revenue growth rate in recent periods may not be indicative of our future performance.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 58% and 129% in the nine month period ended April 30, 2013 and nine month period ended April 30, 2012, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.

Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $13.4 million during the nine month period ended April 30, 2013, $12.5 million in fiscal 2011, and $21.1 million in fiscal 2010. As a result, we had an accumulated deficit of $93.4 million at April 30, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

Services revenue accounts for a significant portion of our revenue, comprising 37% of total revenue in the nine month period ended April 30, 2013 and 30% of total revenue for the nine month period ended April 30, 2012. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to three years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and services and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

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

Because we depend on third-party manufacturers to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.

We depend on third-party manufacturers, primarily Flextronics International Ltd., our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflicts minerals, may be included in our products. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act that will require us to diligence, disclose and report whether or not our products contain conflicts minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

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

Additionally, our international sales and operations are subject to a number of risks, including the following:
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•the uncertainty of protection for intellectual property rights in some countries;
•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
•risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;
•greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;
•management communication and integration problems resulting from cultural and geographic dispersion;

•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

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

Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government, affecting our ability to sell these products to the U.S. government.

Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. Government spending could adversely affect our sales and future results.

On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, the Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In addition, the nation's debt ceiling is currently expected to be reached during the first half of calendar 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, the outcome of that debate could have a significant impact on future U.S. Government spending plans. Should sequestration take effect or other actions be taken that significantly cut U.S. Government spending, our sales and future results may be adversely impacted.

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

Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this report for information related to pending litigation.

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

We recently implemented a corporate structure more closely aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our proposed corporate structure, our financial condition and results of operations could be adversely affected.

We recently reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and results of operations may be negatively impacted.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

The trading price of our common stock has been volatile since our IPO. Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $72.61 to $47.00, through May 15, 2013. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
        The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2013, we had outstanding approximately 71 million shares of our common stock.

        As of April 30, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

As of April 30, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Date: June 3, 2013
PALO ALTO NETWORKS, INC.

By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

10.1	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Company and Nir Zuk.	8-K	001-35594	10.1	March 11, 2013

10.2	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Company and Rajiv Batra.	8-K	001-35594	10.2	March 11, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

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