Form 10-K
period 2013-07-31
Palo Alto Networks Inc
filed 2013-09-25
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
 _____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $1,873,615,675 as of the end of the Registrant's second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on January 31, 2013). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On September 10, 2013, 71,667,163 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended July 31, 2013.

PART I

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

•
costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K;

•	the effects of seasonal trends and macroeconomic conditions on our results of operations;

•	the adequacy of our current facilities;

•	the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	future acquisitions of, or investments in, complementary companies, products, services, or technologies.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part I, Item 1a and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.    BUSINESS

General

We have pioneered the next generation of network security with our innovative platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall, which delivers application, user, and content visibility and control as well as protection against cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our platform offers a number of compelling benefits for our end-customers, including the ability to identify, control, and safely enable applications while offering protection against cyber threats in real time. We believe our platform also offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their network security infrastructure and eliminating the need for multiple, stand-alone security appliances. Our products and services can address a broad range of our end-customers’ network security requirements, from the data center to the network perimeter, as well as the distributed enterprise, which includes branch offices and a growing number of mobile devices.
Our platform is based on an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications, at the user level, at all times, and at the full speed of the network in order to control usage, content, risks, and cyber threats. This enables our end-customers to transform their organizations by safely enabling applications through a positive security model with fine-grained policy implementation capabilities.
Our platform is delivered in the form of a hardware or virtual appliance and includes a suite of subscription services as well as support and maintenance. Our subscription services can be easily activated on any of our appliances without requiring additional hardware or processing resources, thereby providing a seamless implementation path for our end-customers. All of our appliances incorporate our PAN-OS operating system and are based on our proprietary identification technologies, application visibility and control (App-ID), user identification (User-ID), and Content-ID, which allow security policies to be defined within the context of applications, users, and content. We deliver these capabilities through an innovative, Single Pass Parallel Processing (SP3) architecture that simultaneously performs multiple identification, security, and networking functions. As a result, our end-customers achieve safe application enablement and advanced levels of cybersecurity, while maintaining high network performance.
We serve the enterprise network security market, which consists of Firewall, Unified Threat Management (UTM), Web Gateway, Intrusion Detection and Prevention (IDS/IPS), and Virtual Private Network (VPN) technologies.
We sell our platform through a high touch, channel fulfilled sales model. Our business is geographically diversified, with 63% of our total revenue from the Americas, 23% from Europe, the Middle East, and Africa (EMEA), and 14% from Asia Pacific and Japan (APAC) in fiscal 2013. As of July 31, 2013, we had over 13,500 end-customers in more than 120 countries.
We were incorporated in 2005 as Palo Alto Networks, Inc., a Delaware corporation. Our principal executive offices are located in Santa Clara, California, and our telephone number is (408) 753-4000. Our website is www.paloaltonetworks.com.
We are organized and operate in a single segment. See Note 12 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Products and Services
Appliances. All firewall appliances come with the same rich set of features ensuring consistent operation across the entire product line. These features include: App-ID, User-ID, site-to-site VPN, remote access SSL VPN, and Quality-of-Service (QoS). We classify our appliances based on throughput. In addition to firewall appliances, we offer dedicated Panorama and WildFire appliances.
Panorama. Panorama is our centralized security management solution for global control of all of our appliances deployed on an end-customer’s network as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (NAT), QoS, policy based forwarding, decryption, application override, captive portal, and DDoS/DoS protection aspects of the appliances and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.
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

•
WildFire Subscription. This service provides protection against targeted modern malware and advanced persistent threats. Its cloud-based analysis service provides a near real-time analysis engine for detecting previously unseen modern malware. The core component of this service is a sandbox environment that can operate on an end-customers' private cloud or our public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the service. By providing this as a cloud-based service, all of our end-customers benefit from malware found on any network.

Support and Maintenance. We offer technical support on our products and subscriptions to our end-customers and channel partners. We offer Standard Support, Premium Support, and 4-hour Premium Support. Our channel partners that operate a Palo Alto Networks Authorized Support Center (ASC) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Technical Account Management (TAM) service that provides dedicated support for end-customers with unique or complex support requirements. We offer our end-customers ongoing maintenance services for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. These services are typically sold to end-customers for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
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
Major Product Development Projects
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings during fiscal 2013. These new product offerings include: the VM-Series, an all-software virtualized next-generation firewall platform that brings next-generation network security into the virtualized data center environment; the paid subscription service for WildFire, our cloud-based modern malware prevention service platform; the WF-500 appliance which provides the ability to deploy WildFire in a customer's private cloud; the PA-3000 Series firewalls that provide mid-range appliance options for enterprise customers; and lastly, the M-100 management appliance, which offers an easy to deploy, high-performance, dedicated appliance for our Panorama management system.
Technology
We combine our proprietary SP3 hardware and software architecture and PAN-OS operating system to provide a comprehensive network security platform. The core of our platform is our Next-Generation Firewall, which integrates application visibility and control and is comprised of three identification technologies, App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative SP3 architecture.
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
Our cloud-based analysis service, called WildFire, provides a near real-time analysis engine for detecting previously unseen modern malware. The core component of WildFire is a sandbox environment that can be deployed in a customer's private cloud or on Palo Alto Networks' public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the WildFire service. By providing WildFire as a cloud-based service, all of our end-customers benefit from malware found on a single network.
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
SP3. SP3 has two elements: single-pass software and parallel processing hardware.
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
We believe that the combination of single-pass software and parallel processing hardware is unique in the network security industry and allows our platform to safely enable applications and prevent cyber threats at very high levels of performance and throughput.
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
Certifications. Our products have been awarded FIPS 140-2 Level 2, Common Criteria/NIAP EAL 2, Common Criteria/NIAP EAL4+, NEBS, and ICSA Firewall certifications.
Customers
We sell our platform through our channel partners to end-customers globally. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscription services, depending on size, security needs and requirements, and network complexity. As of July 31, 2013, we had shipped our products to over 13,500 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2013.
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
Sales, Customer Support and Marketing
Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between the end-customers and the marketing and product development organizations. For additional information about revenue and assets by geographic region, refer to Note 12 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.

Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.
Channel Program. We work with channel partners that provide our platform to end-customers. We focus on building in-depth relationships with a smaller number of solutions-oriented partners that have strong network security expertise. As of July 31, 2013, we had approximately 1,250 channel partners. These channel partners are supported by our sales and marketing organization and consist of distributors and resellers with proven network security experience. Sales to these channel partners are subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. Approximately 64% of our total revenue in fiscal 2013 was derived from sales to three channel partners.
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
Customer Support. Our customer support organization is responsible for delivering support, professional, and educational services directly to our channel partners and to end-customers. We leverage the capabilities of our channel partners and train them in the delivery of support, professional, and educational services to ensure these services are locally delivered. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven experience to provide those services.
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform, driving pipeline and end-customer demand, and operating the channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing is responsible for the channel program NextWave, as well as the channel enablement functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every six months, we publish 2 major market research papers called the “Application Usage and Risk Report” and the “Modern Malware Report,” which are based on the application and cyber threat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
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
As of July 31, 2013, we had 19 issued patents and 55 patent applications pending in the United States. Our issued patents expire between 2017 and 2029. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We purchased a portion of our issued U.S. patents from other entities. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to continue to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.
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
Employees
As of July 31, 2013, we had 1,147 full-time employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Available Information

Our website is located at www.paloaltonetworks.com, and our investor relations website is located at investors.paloaltonetworks.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Annual Report on Form 10-K. If we do not address these risks successfully, our business and operating results will be adversely affected, and our stock price could decline. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2012 to the end of fiscal 2013, our headcount increased from more than 750 to1,147 employees, and our number of end-customers increased from approximately 9,000 to over 13,500. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.

We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties to help us accomplish this objective. We have continued to improve and customize our enterprise resource planning system since its launch in the second quarter of fiscal 2013. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, on September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. We expect to incur additional expense in connection with the two new leases and the relocation of our headquarters, and we expect that the relocation could disrupt our operations and distract our management team. In the fourth quarter of fiscal 2013, we entered into a sublease agreement for our existing headquarters beginning in January 2014. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the trading price of our common stock to decline.

Our operating results, in particular, our revenues, gross and operating margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

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

On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office has since issued decisions on our requests for reexaminations. On October 19, 2012 and December 3, 2012, the Patent and Trademark Office granted our requests for reexamination as to three patents (the '459, '700 and '634 patents) rejecting a number of the claims asserted in the litigation, and on November 15, 2012 and 26, 2012, the Patent and Trademark Office denied our requests for reexamination as to two other patents (the '723 and '347 patents). We have the opportunity to seek review of these denials within the Patent and Trademark Office, and have done so with respect to one of the patents (the '723 patent). On June 20, 2013 and July 23, 2013, we filed with the U.S. Patent and Trademark Office petitions for inter partes review for two other patents asserted by Juniper in the litigation (the '612 and '752 patents). The Patent and Trademark Office has not yet ruled on those petitions. Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.

The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012 and on October 12, 2012, Juniper served infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012 and, for the newly-asserted patents, on November 19, 2012. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction (also known as Markman), filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. A hearing to resolve claim construction issues, as well as motions for summary judgment, is scheduled to be heard on November 15, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ’634 and ’752 patents) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 55% and 115% in fiscal 2013 and 2012, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.

Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $29.2 million in fiscal 2013, $12.5 million in fiscal 2011, and $21.1 million in fiscal 2010. As a result, we had an accumulated deficit of $109.3 million at July 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee and Stonesoft, Check Point’s acquisition of Nokia’s security appliance business, and Cisco's pending acquisition of SourceFire. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.

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

Our products rely on key components, including integrated circuit components, which our contract manufacturers purchase on our behalf from a limited number of suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions. A fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the necessary components for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting employees at these facilities, such as the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our operating results.

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

Services revenue accounts for a significant portion of our revenue, comprising 38% of total revenue in fiscal 2013, 32% of total revenue in fiscal 2012, and 28% of total revenue for fiscal 2011. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

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

We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.

For fiscal 2013, three channel partners represented 64% of our total revenue, and as of July 31, 2013, four channel partners represented 76% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.

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

The Budget Control Act of 2011 (Budget Control Act), which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, triggered automatic reductions in U.S. Government spending, known as “sequestration,” beginning in 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, the outcome of that debate could have a significant impact on future U.S. Government spending plans, including the overall spending on network security by the various agencies of the U.S. Government. Our sales and future results may be adversely impacted by reductions in U.S. Government spending as a result of sequestration.

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

Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us alleging, among other claims, patent infringement. We entered into a settlement agreement with Fortinet, Inc. in January 2011 which included a three-year covenant by each party not to sue the other party for patent related claims. This covenant not to sue expires in January 2014. Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K for information related to pending litigation.

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

We incorporate technology that we license from third parties, including software, into our products and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and services containing that technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner. We have implemented a new enterprise resource planning system, and we may not be able to successfully scale improvements to our enterprise resource planning system or implement and scale other systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us improve our internal systems, processes, and controls. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

We recently implemented a corporate structure more closely aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and results of operations could be adversely affected.

We recently reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, changes in domestic and international tax laws negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and results of operations may be negatively impacted.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, and income taxes.

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

The trading price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $72.61 to $39.08, through September 10, 2013. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

•
litigation involving us, our industry, or both, including any developments with respect to our pending litigation, described under the "Litigation" subheading in Note 6. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Quarterly Report on Form 10-Q;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe;

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
        The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2013, we had outstanding approximately 71,612,000 shares of our common stock.
        As of July 31, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

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

As of July 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 35% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2013 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, such as continued rulemaking pursuant to the Dodd-Frank Act of 2010 and related rules and regulations regarding the disclosure of conflict minerals that are mandated by the Dodd-Frank Act, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our internal controls.

While we were able to determine in our management's report for fiscal 2013 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 105,664 square feet of space under a lease agreement that expires in March 2018. On September 20, 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. In July 2013, we entered into a sub-lease agreement for the current corporate headquarters with a lease inception date of January 2014. We have an additional technical support center in Plano, Texas under a lease agreement that expires in October 2016. We also lease space for operations and sales personnel in locations throughout the United States and various international locations, including the Netherlands, Singapore, the United Kingdom, Japan, Australia, Canada, and France. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3.    LEGAL PROCEEDINGS

The information set forth under the "Litigation" subheading in Note 6. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information
Our common stock, $0.0001 par value per share, began trading on the New York Stock Exchange on July 20, 2012, where its prices are quoted under the symbol “PANW.”
Holders of Record
As of September 10, 2013, there were 190 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the New York Stock Exchange:

Year Ended July 31, 2012	High	Low
Fourth Quarter (from July 20, 2012)	$62.07	$51.10
Year Ended July 31, 2013
First Quarter	$72.61	$53.27
Second Quarter	$57.65	$47.00
Third Quarter	$62.19	$50.29
Fourth Quarter	$56.60	$39.08
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
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index. This performance graph assumes $100 was invested on July 20, 2012, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	7/20/2012	7/31/2012	10/31/2012	1/31/2013	4/30/2013	7/31/2013
Palo Alto Networks, Inc.	$100.00	$107.55	$103.48	$104.20	$101.83	$92.11
NYSE Comp	$100.00	$101.34	$105.95	$114.63	$119.55	$123.19
NYSE Arca Tech 100	$100.00	$101.35	$101.94	$113.77	$118.29	$127.39

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data for fiscal 2013, 2012, and 2011 and the consolidated balance sheet data as of July 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of July 31, 2011, 2010, and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Consolidated Statements of Operations Data:
Revenue:
Product	$243,707	$174,462	$84,800	$36,789	$10,110
Services	152,400	80,676	33,797	11,993	3,242
Total revenue	396,107	255,138	118,597	48,782	13,352
Cost of revenue:
Product(1)	63,412	44,615	21,766	10,822	3,952
Services(1)	46,344	25,938	10,507	4,812	2,324
Total cost of revenue	109,756	70,553	32,273	15,634	6,276
Total gross profit	286,351	184,585	86,324	33,148	7,076
Operating expenses:
Research and development(1)	62,482	38,570	21,366	12,788	8,208
Sales and marketing(1)	199,771	115,917	62,254	29,726	15,372
General and administrative(1)	42,719	26,207	13,108	11,291	2,536
Total operating expenses	304,972	180,694	96,728	53,805	26,116
Operating income (loss)	(18,621)	3,891	(10,404)	(20,657)	(19,040)
Interest income	484	18	3	4	52
Other expense, net	(519)	(1,110)	(1,651)	(424)	(5)
Income (loss) before income taxes	(18,656)	2,799	(12,052)	(21,077)	(18,993)
Provision for income taxes	10,590	2,062	476	56	12
Net income (loss)	$(29,246)	$737	$(12,528)	$(21,133)	$(19,005)
Net income (loss) attributable to common stockholders, basic and diluted	$(29,246)	$—	$(12,528)	$(21,133)	$(19,005)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.43)	$—	$(0.88)	$(1.78)	$(2.01)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	68,682	19,569	14,201	11,901	9,435

(1)	Includes share-based compensation expense as follows:

	Year Ended July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of product revenue	$765	$121	$27	$9	$6
Cost of services revenue	3,586	653	179	46	9
Research and development	9,931	3,733	1,020	318	126
Sales and marketing	20,493	4,267	1,133	364	186
General and administrative	9,101	5,151	2,374	132	47
Total share-based compensation	$43,876	$13,925	$4,733	$869	$374

	July 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$310,614	$322,642	$40,517	$18,835	$21,366
Investments	126,321	—	—	—	—
Working capital	323,597	259,651	9,739	7,000	18,246
Total assets	585,606	407,804	91,172	38,119	28,213
Preferred stock warrant liability	—	—	2,068	491	68
Redeemable convertible preferred stock	—	—	64,491	64,491	64,491
Common stock including additional paid-in capital	381,710	309,099	9,311	2,589	1,200
Total stockholders’ equity (deficit)	272,420	229,071	(71,454)	(65,648)	(45,904)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1a or in other parts of this Annual Report on Form 10-K.

Overview

We have pioneered the next generation of network security with our innovative platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall, which delivers application, user, and content visibility and control as well as protection against cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our products and services can address a broad range of our end-customers’ network security requirements, from the data center to the network perimeter, as well as the distributed enterprise, which includes branch offices and a growing number of mobile devices.

We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is primarily generated from sales of our Next-Generation Firewall which is available in hardware and virtualized platforms. All of our products incorporate our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-to-site VPN, remote access SSL VPN, and Quality-of-Service (QoS). Our products are designed for different performance requirements throughout an organization which range from the PA-200, which is designed for enterprise remote offices, to the PA-5060, which is designed for high-speed data centers. The same firewall functionality that is delivered in the hardware platforms is also available in the VM-Series virtual firewalls which secure virtualized and cloud-based computing environments. Multiple firewalls can leverage the WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware platforms across an organization with our Panorama product.

Services revenue includes sales of subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase a product, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. Sales of these services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.

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

For the fiscal year 2013, we added more than 4,800 new customers, including leading government organizations, large healthcare organizations, technology leaders and some of the largest Fortune 100 companies in the world. We had more than 13,500 end-customers in over 120 countries as of July 31, 2013. Our end-customers represent a broad range of industries including education, energy, financial services, healthcare, Internet and media, manufacturing, public sector, and telecommunications. During fiscal 2013, 63% of our revenue was generated from the Americas, 23% from Europe, the Middle East, and Africa (EMEA), and 14% from Asia Pacific and Japan (APAC). As of July 31, 2013, we had 1,147 employees.

We have experienced rapid growth in recent periods. For fiscal 2013, 2012, and 2011, revenues were $396.1 million, $255.1 million, and $118.6 million, respectively, representing year over year growth of 55% for fiscal 2013 and 115% for fiscal 2012, despite continued uncertainty in the macroeconomic environment, in particular, weakness in EMEA and a slowdown in spending by the U.S. Government. These macroeconomic factors may continue to impact overall spending in information technology (IT) by our customers, which could adversely affect our revenues and operating results.

We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings during fiscal 2013. These new product offerings include: the VM-Series, an all-software virtualized next-generation firewall platform that brings next-generation network security into the virtualized data center environment; the paid subscription service for

WildFire, our cloud-based modern malware prevention service platform; the WF-500 appliance which provides the ability to deploy WildFire in a customer's private cloud; the PA-3000 Series firewalls that provide mid-range appliance options for enterprise customers; and lastly, the M-100 management appliance, which offers an easy to deploy, high-performance, dedicated appliance for our Panorama management system.

Fiscal 2013 Financial Highlights

•	We added over 4,800 new end-customers during fiscal 2013 and we had more than 13,500 end customers in over 120 countries as of July 31, 2013.

•	Total revenue increased 55% to $396.1 million during fiscal 2013 from $255.1 million during fiscal 2012.

•	Revenue increased 53% in Americas, 48% in EMEA and 82% in APAC during fiscal 2013 compared to fiscal 2012.

•	Service revenue increased 89% to $152.4 million during fiscal 2013 from $80.7 million during fiscal 2012.

•
Service revenue as a percentage of total revenue increased to 38% during fiscal 2013 from 32% during fiscal 2012, which reflected the increasing recurring revenue in the business model and the rapid adoption of higher margin subscriptions services in our customer base.

•	As of July 31, 2013, we had $436.9 million in cash, cash equivalents, and investments.

•	Cash flow provided by operating activities increased 48% to $114.5 million during fiscal 2013 from $77.4 million during fiscal 2012.

•
Deferred revenue increased 84% to $249.2 million as of July 31, 2013 from $135.8 million as July 31, 2012 reflected the increased adoption of our support and maintenance and all our subscriptions services.

•
We completed the reorganization of our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Through changes in international procurement and sales operations, our corporate structure may cause short-term volatility but is expected to reduce our overall effective tax rate over the long term.

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

Key Financial Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “—Financial Overview” and “—Results of Operations.” Deferred revenue, cash flow provided by operating activities, and free cash flow(non-GAAP) are discussed immediately below the following table.

	July 31,
	2013	2012
	(in thousands)
Total deferred revenue	$249,230	$135,808
Cash, cash equivalents, and investments	$436,935	$322,642

	Year Ended July 31,
	2013	2012	2011
	(dollars in thousands)
Total revenue	$396,107	$255,138	$118,597
Year over year percentage increase	55.3%	115.1%	143.1%
Gross margin percentage	72.3%	72.3%	72.8%
Operating income (loss)	$(18,621)	$3,891	$(10,404)
Operating margin percentage	(4.7)%	1.5%	(8.8)%
Cash flow provided by operating activities	$114,519	$77,368	$32,102
Free cash flow (non-GAAP)	$92,077	$62,803	$19,102

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet.

	Year Ended July 31,
	2013	2012	2011
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$114,519	$77,368	$32,102
Less: purchase of property, equipment, and other assets	22,442	14,565	13,000
Free cash flow (non-GAAP)	$92,077	$62,803	$19,102
Net cash used in investing activities	$(151,565)	$(14,565)	$(13,000)
Net cash provided by financing activities	$25,018	$219,322	$2,580

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

Our total revenue is comprised of the following:

•
Product Revenue. The substantial majority of our product revenue is derived from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama, Virtual Systems Upgrades, and the VM-Series. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. Our subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one to five years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to remain at consistent levels or increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, allocated costs, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of July 31, 2013, we expect to recognize approximately $133.6 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, office equipment and software, depreciation of capital equipment, professional services, and allocated costs. In the last 12 months, we have significantly increased the size of our sales force and have also substantially grown our sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal costs related to ongoing IP litigation, and additional costs associated with accounting, compliance, insurance, investor relations, and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K for information related to pending litigation.

Interest Income

Interest income consists of income earned on our cash and cash equivalents and investments. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Other Expense, Net

Other expense, net consists primarily of foreign currency remeasurement gains and losses, foreign currency transaction gains and losses, and the change in the fair value of our convertible preferred stock warrant liability. Convertible preferred stock warrants were classified as a liability on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other expense. These warrants were exercised during the second quarter of fiscal 2012, and therefore, no charges related to these warrants were incurred after that date. We expect other expense to fluctuate depending on foreign exchange rate movements.

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

	Year Ended July 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$243,707	$174,462	$84,800
Services	152,400	80,676	33,797
Total revenue	396,107	255,138	118,597
Cost of revenue:
Product	63,412	44,615	21,766
Services	46,344	25,938	10,507
Total cost of revenue	109,756	70,553	32,273
Total gross profit	286,351	184,585	86,324
Operating expenses:
Research and development	62,482	38,570	21,366
Sales and marketing	199,771	115,917	62,254
General and administrative	42,719	26,207	13,108
Total operating expenses	304,972	180,694	96,728
Operating income (loss)	(18,621)	3,891	(10,404)
Interest income	484	18	3
Other expense, net	(519)	(1,110)	(1,651)
Income (loss) before income taxes	(18,656)	2,799	(12,052)
Provision for income taxes	10,590	2,062	476
Net income (loss)	$(29,246)	$737	$(12,528)

	Year Ended July 31,
	2013	2012	2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	61.5%	68.4%	71.5%
Services	38.5%	31.6%	28.5%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	16.0%	17.5%	18.4%
Services	11.7%	10.2%	8.8%
Total cost of revenue	27.7%	27.7%	27.2%
Total gross profit	72.3%	72.3%	72.8%
Operating expenses:
Research and development	15.8%	15.1%	18.0%
Sales and marketing	50.4%	45.4%	52.5%
General and administrative	10.8%	10.3%	11.1%
Total operating expenses	77.0%	70.8%	81.6%
Operating income (loss)	(4.7)%	1.5%	(8.8)%
Interest income	0.1%	—%	—%
Other expense, net	(0.1)%	(0.4)%	(1.4)%
Income (loss) before income taxes	(4.7)%	1.1%	(10.2)%
Provision for income taxes	2.7%	0.8%	0.4%
Net income (loss)	(7.4)%	0.3%	(10.6)%

Comparison of Fiscal 2013 and 2012

Revenue

	Year Ended July 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$243,707	61.5%	$174,462	68.4%	$69,245	39.7%
Services	152,400	38.5%	80,676	31.6%	71,724	88.9%
Total revenue	$396,107	100.0%	$255,138	100.0%	$140,969	55.3%
Revenue by geographic theater:
Americas	$247,616	62.5%	$161,873	63.4%	$85,743	53.0%
EMEA	91,496	23.1%	61,994	24.3%	29,502	47.6%
APAC	56,995	14.4%	31,271	12.3%	25,724	82.3%
Total revenue	$396,107	100.0%	$255,138	100.0%	$140,969	55.3%

Product revenue increased $69.2 million, or 39.7%, for fiscal 2013 compared to fiscal 2012. Approximately two-thirds of the increase was driven by our newly introduced PA-3000 Series firewalls and M-100 management appliance. The remaining increase was driven by a greater than 50% increase in product unit volume attributable to sales of our PA-5000 Series and PA-200 firewalls.

Service revenue increased $71.7 million, or 88.9%, for fiscal 2013 compared to fiscal 2012. Approximately half of the increase was related to support and maintenance as a result of an increase in total end-customers to more than 13,500 at July 31, 2013 from more than 9,000 at July 31, 2012. The remaining increase was due to an increase in subscriptions from new and existing end-customers. The relative increases in revenue from subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for fiscal 2013 compared to fiscal 2012 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during fiscal 2013 compared to fiscal 2012 due to our investment in increasing the size of our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Year Ended July 31,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$63,412		$44,615		$18,797
Services	46,344		25,938		20,406
Total cost of revenue	$109,756		$70,553		$39,203
Gross profit:
Product	$180,295	74.0%	$129,847	74.4%	$50,448	(0.4)%
Services	106,056	69.6%	54,738	67.8%	51,318	1.8%
Total gross profit	$286,351	72.3%	$184,585	72.3%	$101,766	—%

Product cost increased $18.8 million, or 42.1%, for fiscal 2013 compared to fiscal 2012 due to an increase in product unit volume, including sales of our newly introduced PA-3000 Series firewalls and M-100 management appliance.

Service cost increased $20.4 million, or 78.7%, for fiscal 2013 compared to fiscal 2012 due to an increase in personnel costs of $9.5 million, including share-based compensation of $2.9 million. The remaining increase was attributable to other costs incurred to expand our customer service capabilities to support our growing end-customer base.

 Gross margin for fiscal 2013 remained consistent with fiscal 2012. The decrease of 40 basis points in product margin was due to an 80 basis point decrease as a result of the introduction of our PA-3000 Series firewalls, WF-500 appliance and our M-100 management appliance, which will have lower product margins until volume and related cost savings increase, partially offset by decreases in manufacturing costs for other appliances. The increase of 180 basis points in services margin was due to an increase in subscription, support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period over period basis.

Operating Expenses

	Year Ended July 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$62,482	15.8%	$38,570	15.1%	$23,912	62.0%
Sales and marketing	199,771	50.4%	115,917	45.4%	83,854	72.3%
General and administrative	42,719	10.8%	26,207	10.3%	16,512	63.0%
Total operating expenses	$304,972	77.0%	$180,694	70.8%	$124,278	68.8%
Includes share-based compensation of:
Research and development	$9,931		$3,733		$6,198	166.0%
Sales and marketing	20,493		4,267		16,226	380.3%
General and administrative	9,101		5,151		3,950	76.7%
Total	$39,525		$13,151		$26,374	200.5%

Research and development expense increased $23.9 million, or 62.0%, for fiscal 2013 compared to fiscal 2012 due to an increase in personnel costs of $16.1 million related to increasing our headcount and share-based compensation, an increase in allocated costs of $3.7 million, and an increase in development costs of $2.8 million to support continued investment in our future product and service offerings.

Sales and marketing expense increased $83.9 million, or 72.3%, for fiscal 2013 compared to fiscal 2012 due to an increase in personnel costs of $58.0 million largely due to an increase in headcount, share-based compensation, and commission costs, an increase in allocated costs of $10.7 million, and an increase in marketing activity of $5.6 million related to demand generation activities, trade shows, and other marketing activities. The remaining increase was due to an increase in travel and entertainment costs of $5.6 million, professional service costs of $2.0 million, and office equipment and software costs of $1.9 million in support of our sales efforts.

General and administrative expense increased $16.5 million, or 63.0%, for fiscal 2013 compared to fiscal 2012 due to an increase in professional services costs of $6.9 million, including expenses related to ongoing IP litigation with Juniper of $3.6 million. We expect that these litigation expenses will increase in fiscal 2014 as we approach the February 2014 trial date. The remaining increase was due to an increase in personnel costs of $6.6 million, and an increase in allocated costs of $2.3 million related to overall growth to support the business and building our infrastructure to meet the regulatory requirements of being a public company.

Other Expense, Net

	Year Ended July 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense, net	$519	$1,110	$(591)	(53.2)%

Other expense, net consisted primarily of foreign currency remeasurement losses for fiscal 2013 and the change in fair value of our preferred stock warrant liability for fiscal 2012. The decrease in other expense, net was due to the elimination of the expense related to preferred stock warrant liability as a result of exercise of these warrants by the holders in December 2011 and January 2012, partially offset by an increase in foreign currency remeasurement loss.

Provision for Income Taxes

	Year Ended July 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$10,590	$2,062	$8,528	413.6%
Effective tax rate	(56.8)%	73.7%

 We recorded an income tax provision for fiscal 2013 due to U.S. federal income taxes, state income taxes, foreign income taxes, and foreign withholding taxes. We have a valuation allowance for our domestic deferred tax assets. The provision for income taxes increased for fiscal 2013 compared to fiscal 2012 due to a significant increase in domestic taxable income after full utilization of federal net operating loss carryforwards.  In addition, our global operations and foreign presence expanded year over year giving rise to additional foreign income taxes and foreign withholding taxes.

During the fourth quarter of fiscal 2013, we completed the reorganization of our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate structure may cause volatility to our overall effective tax rate in the short term but is expected to reduce our overall effective tax rate over the long term through changes in international procurement and sales operations.

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

Product revenue increased $89.7 million, or 105.7%, for fiscal 2012 compared to fiscal 2011. The increase was primarily driven by an aggregate increase of more than 75% in product unit volume and the introduction of our higher-end PA-5000 Series as opposed to increases in the average selling prices of our other products, which remained relatively flat.

Service revenue increased $46.9 million, or 138.7%, for fiscal 2012 compared to fiscal 2011. The increase was primarily driven by new end-customers and, to a lesser extent, additional sales of subscription services to our existing end-customer base. Our total number of end-customers increased to over 9,000 at July 31, 2012 from approximately 4,700 at July 31, 2011.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for fiscal 2012 compared to fiscal 2011 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during fiscal 2012 compared to fiscal 2011 due to our investment in increasing the size of our sales force and number of partners in these theaters.

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

 Gross margin decreased 50 basis points for fiscal 2012 compared to fiscal 2011. The increase of 10 basis points in product margin was primarily due to an increase in sales volume as opposed to changes in average selling prices of our hardware on a per unit basis. This increase in margin was partially offset by the impact of introducing our PA-200, which is a lower throughput firewall product. On average, margins for firewall products with lower throughput are less than firewall products with higher throughput. The decrease of 110 basis points in services margin was primarily due to a decrease in average margins on revenue from support and maintenance as a result of an increase in personnel and other costs to support our expanding end-customer base, partially offset by higher margin subscriptions sales, while the mix in services revenue was largely unchanged on a period over period basis.

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

Other Expense, Net

	Year Ended July 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense, net	$1,110	$1,651	$(541)	(32.8)%

The change in other expense, net was due to the increase in fair value of the preferred stock warrant liability during fiscal 2012 compared to fiscal 2011. In December 2011 and January 2012, these preferred stock warrants were exercised by the holders. As a result, we issued 197,000 shares of Series A redeemable convertible preferred stock and 24,000 shares of Series B redeemable convertible preferred stock, all of which converted to common stock at the time of our initial public offering (IPO). The amount for fiscal 2012 represents the change in fair value of the preferred stock warrant liability from the beginning of the period to the dates of exercise of the warrants. We do not expect to incur expenses related to these warrants in future periods.

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

Liquidity and Capital Resources

	July 31,
	2013	2012
	(in thousands)
Working capital	$323,597	$259,651

Cash and cash equivalents	$310,614	$322,642
Investments	126,321	—
Total cash, cash equivalents, and investments	$436,935	$322,642

	Year Ended July 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$114,519	$77,368	$32,102
Cash used in investing activities	(151,565)	(14,565)	(13,000)
Cash provided by financing activities	25,018	219,322	2,580
Net increase (decrease) in cash and cash equivalents	$(12,028)	$282,125	$21,682

At July 31, 2013, our cash and cash equivalents and investments of $436.9 million were held for working capital purposes, of which approximately $27.2 million was held outside the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

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

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for fiscal 2013, fiscal 2012, and fiscal 2011 was $114.5 million, $77.4 million, and $32.1 million, respectively.

For fiscal 2013, operating activities provided $114.5 million in cash as a result of our net loss of $29.2 million, non-cash charges of $49.0 million and a net change of $94.7 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, amortization of investment premiums, net of accretion of purchase discounts, and excess tax benefit from share-based compensation. The net change in our net operating assets and liabilities was due to a $113.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, a $26.2 million increase in accrued compensation and other liabilities as a result of increases in personnel expense and business activity, and a $5.8 million increase in accounts payable due to payment timing, partially offset by a $41.8 million increase in accounts receivable due to an increase in sales, in particular, increases in sales volume near the end of the period and sales of multi-year subscription and support and maintenance services, and a $8.9 million increase in prepaid expenses and other assets. Current deferred revenue increased 78.4% from $86.3 million as of July 31, 2012 to $153.9 million as of July 31, 2013. The increase was due to an increase in business volume during the period. Non-current deferred revenue increased 92.4% from $49.5 million as of July 31, 2012 to $95.3 million as of July 31, 2013. The increase was due to a higher proportion of sales of multi-year subscriptions and support and maintenance. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 72 days for the quarter ended July 31, 2013, which reflected an increase in accounts receivable for the reasons described above.

For fiscal 2012, operating activities provided $77.4 million in cash as a result of net income of $0.7 million, non-cash charges of $20.7 million, and a net change of $55.9 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily due to a $68.6 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance, partially offset by a $16.0 million increase in accounts receivable and an $11.1 million increase in prepaid expenses and other assets. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 50 days for the quarter ended July 31, 2012.
For fiscal 2011, operating activities provided $32.1 million in cash, primarily as a result of a net loss of $12.5 million, offset by non-cash charges of $8.5 million as well as a net change of $36.1 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, and the change in fair value of our preferred stock warrant liability. The net change in our operating assets and liabilities was primarily the result of a $43.1 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $9.1 million increase in accrued compensation and other liabilities primarily due to deferred rent related to moving our headquarters from Sunnyvale, California to Santa Clara, California. These increases were partially offset by a $15.4 million increase in accounts receivable due to an increase in sales and a $5.1 million increase in prepaid expenses and other assets as a result of growth in our business. Our DSO was 57 days for the quarter ended July 31, 2011.

Investing Activities

Our investing activities have consisted of purchases of property, equipment, and other assets and purchases, sales, and maturities of investments. We expect to continue such activities as our business grows.

For fiscal 2013, cash used in investing activities was $151.6 million, as a result of $345.3 million in purchases of short-term and long-term investments to shift the mix of investments from money market funds to higher yield corporate notes and bonds and U.S. government agency securities, and capital expenditures to purchase property, equipment, and other assets of $22.4 million, partially offset by proceeds from sales and maturities of investments of $216.2 million.

Cash used in investing activities for fiscal 2012 and 2011, was $14.6 million and $13.0 million, respectively, and was primarily the result of capital expenditures to purchase property and equipment, including $7.0 million for fiscal 2012 related to purchases of demonstration units for use by our customers in evaluating our products and services and capitalized internally developed software costs related to the implementation of our enterprise resource planning system and $7.3 million for fiscal 2011 related to moving our headquarters from Sunnyvale, California to Santa Clara, California.

Financing Activities

Our financing activities have consisted of proceeds from the sale of our common stock in our IPO proceeds from the exercises of stock options and the employee stock purchase plan.

For fiscal 2013, financing activities provided $25.0 million in cash, as a result of proceeds from the exercises of stock options and the employee stock purchase plan of $21.0 million and excess tax benefit from share-based compensation of $6.8 million, partially offset by payments of costs related to our IPO of $2.7 million.

For fiscal 2012, financing activities provided $219.3 million in cash as a result of net proceeds to us from our IPO and the exercises of stock options. On July 25, 2012, we completed our IPO, in which 7,130,000 shares of common stock were sold to the public (inclusive of 5,617,000 shares of common stock sold by us). The public offering price of the shares sold in the IPO was $42.00 per share. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $215.4 million.
For fiscal 2011, financing activities provided $2.6 million in cash as a result of proceeds from the exercises of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of July 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations(1) (2)	$108,313	$7,728	$24,634	$23,651	$52,300
Purchase obligations(3)	19,130	19,130	—	—	—
Total(4)	$127,443	$26,858	$24,634	$23,651	$52,300

______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)
Excludes proceeds from contractual sublease of $10.7 million, which consists of $0.1 million to be received in less than one year, $5.5 million to be received in one to three years, $5.1 million to be received in three to five years and nil to be received in more than five years.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of July 31, 2013, we had approximately $2.4 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements

Through July 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
We generate revenue from the sales of hardware and software products, subscriptions, support and maintenance, and other services primarily through a direct sales force and indirect relationships with channel partners, and, to a lesser extent, directly to end-customers.

Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of product or service contract registration codes to determine delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.
We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partner’s success in sales to end-customers. Our partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. These estimates involve inherent uncertainties and management’s judgment. If actual results deviate significantly from our estimates, our revenue could be adversely affected. We recognize services revenue from subscriptions and support and maintenance ratably over the contractual service period, which is typically one to five years. Other services revenue is recognized as the services are rendered and has not been significant to date.
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
To determine the estimated selling price in multiple-element arrangements, we establish VSOE of selling price using the prices charged for a deliverable when sold separately. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing, we evaluate whether a majority of the prices charged for a product or service, as represented by a percentage of list price, fall within a reasonable range. To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product or service, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management. In determining BESP, we rely on certain assumptions and apply significant judgment. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and our revenue could be adversely affected.
In multiple-element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.
Share-Based Compensation
Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value. The fair value of option awards and purchases under our 2012 Employee Stock Purchase Plan (2012 ESPP) is estimated on the grant date. The fair value of restricted stock units (RSUs) is based on the closing market price of our common stock on the date of grant. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.
The fair value of options and shares sold through our 2012 ESPP is determined using the Black-Scholes option-pricing model. Our option-pricing model requires the input of the fair value of our common stock and other subjective assumptions, including the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.
In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.
We will continue to use judgment in evaluating the assumptions related to our share-based compensation expense on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.
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
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. We have employees in our manufacturing and operations organization who manage our relationship with our independent contract manufacturer, manage our supply chain, and monitor product testing and quality. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our partners upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors outside of our control, we accrue for costs for manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer, which could have an adverse impact on our gross margins and profitability. To date, we have not accrued significant costs associated with this exposure.
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
From time to time, we are involved in disputes, litigation, and other legal actions. We are vigorously defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. Refer to the discussion under “Commitments and Contingencies—Litigation” in Note 6 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to pending litigation.
Impairment of Long-Lived Assets

We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through July 31, 2013, our impairment write-down of long-lived assets was not material.
Warranties
We generally provide a one-year warranty on hardware and a three-month warranty on software. We are indemnified by our contract manufacturer for product liability claims arising out of manufacturing defects. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected. To date, we have not accrued any significant costs associated with our warranty.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2013 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2013 would not have been material to our financial statements assuming consistent investment levels.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palo Alto Networks, Inc. at July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
September 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.

We have audited Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Palo Alto Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Palo Alto Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2013 of Palo Alto Networks, Inc. and our report dated September 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
September 24, 2013

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control Over Financial Reporting
The management of Palo Alto Networks, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of July 31, 2013, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of July 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of July 31, 2013.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$310,614	$322,642
Short-term investments	109,007	—
Accounts receivable, net of allowance for doubtful accounts of $51 and $164 at July 31, 2013 and July 31, 2012, respectively	87,461	45,642
Prepaid expenses and other current assets	22,617	13,373
Total current assets	529,699	381,657
Property and equipment, net	32,086	20,979
Long-term investments	17,314	—
Other assets	6,507	5,168
Total assets	$585,606	$407,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,544	$9,214
Accrued and other liabilities	14,609	15,189
Accrued compensation	22,004	11,307
Deferred revenue	153,945	86,296
Total current liabilities	206,102	122,006
Deferred revenue—non-current	95,285	49,512
Other long-term liabilities	11,799	7,215
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at July 31, 2013 and July 31, 2012	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 71,612 and 67,852 shares issued and outstanding at July 31, 2013 and July 31, 2012, respectively	7	7
Additional paid-in capital	381,703	309,092
Accumulated other comprehensive loss	(16)	—
Accumulated deficit	(109,274)	(80,028)
Total stockholders’ equity	272,420	229,071
Total liabilities and stockholders’ equity	$585,606	$407,804

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2013	2012	2011
Revenue:
Product	$243,707	$174,462	$84,800
Services	152,400	80,676	33,797
Total revenue	396,107	255,138	118,597
Cost of revenue:
Product	63,412	44,615	21,766
Services	46,344	25,938	10,507
Total cost of revenue	109,756	70,553	32,273
Total gross profit	286,351	184,585	86,324
Operating expenses:
Research and development	62,482	38,570	21,366
Sales and marketing	199,771	115,917	62,254
General and administrative	42,719	26,207	13,108
Total operating expenses	304,972	180,694	96,728
Operating income (loss)	(18,621)	3,891	(10,404)
Interest income	484	18	3
Other expense, net	(519)	(1,110)	(1,651)
Income (loss) before income taxes	(18,656)	2,799	(12,052)
Provision for income taxes	10,590	2,062	476
Net income (loss)	$(29,246)	$737	$(12,528)
Net income (loss) attributable to common stockholders, basic and diluted	$(29,246)	$—	$(12,528)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.43)	$0.00	$(0.88)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	68,682	19,569	14,201

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended July 31,
	2013	2012	2011
Net income (loss)	$(29,246)	$737	$(12,528)
Other comprehensive income (loss), net of tax:
Unrealized losses on investments	(16)	—	—
Comprehensive income (loss)	$(29,262)	$737	$(12,528)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2010	41,084	$64,491	19,790	$2	$2,587	$—	$(68,237)	$(65,648)
Net loss and comprehensive loss	—	—	—	—	—	—	(12,528)	(12,528)
Stock option exercises, net of unvested portion	—	—	951	—	1,094	—	—	1,094
Share-based compensation for equity based awards	—	—	—	—	4,733	—	—	4,733
Repurchase of unvested restricted common stock from terminated employees	—	—	(990)	—	—	—	—	—
Proceeds from settlement of note receivable	—	—	—	—	895	—	—	895
Balance as of July 31, 2011	41,084	64,491	19,751	2	9,309	—	(80,765)	(71,454)
Net income and comprehensive income	—	—	—	—	—	—	737	737
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(41,305)	(67,517)	41,305	4	67,513	—	—	67,517
Issuance of common stock from initial public offering, net of offering costs	—	—	5,617	1	215,374	—	—	215,375
Stock option exercises, net of unvested portion and excess tax benefit	—	—	1,044	—	2,422	—	—	2,422
Share-based compensation for equity based awards	—	—	—	—	13,837	—	—	13,837
Repurchase of unvested restricted common stock from terminated employees	—	—	(57)	—	—	—	—	—
Issuance of restricted common stock to employees	—	—	192	—	—	—	—	—
Proceeds from settlement of note receivable	—	—	—	—	637	—	—	637
Exercise of preferred stock warrants	221	3,026	—	—	—	—	—	—
Balance as of July 31, 2012	—	—	67,852	7	309,092	—	(80,028)	229,071
Net loss	—	—	—	—	—	—	(29,246)	(29,246)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Stock option exercises, net of unvested portion and excess tax benefit	—	—	3,627	—	22,640	—	—	22,640
Issuance of common stock upon vesting of restricted stock units	—	—	5	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	170	—	6,267	—	—	6,267
Share-based compensation for equity based awards	—	—	—	—	43,704	—	—	43,704
Repurchase of unvested restricted common stock from terminated employees	—	—	(42)	—	—	—	—	—
Balance as of July 31, 2013	—	$—	71,612	$7	$381,703	$(16)	$(109,274)	$272,420
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(29,246)	$737	$(12,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,892	6,134	2,189
Amortization of investment premiums, net of accretion of purchase discounts	1,943	—	—
Share-based compensation for equity based awards	43,704	13,837	4,733
Loss on facility sublease	262	—	—
Excess tax benefit from share-based compensation	(6,762)	(215)	—
Change in fair value of preferred stock warrants	—	958	1,577
Changes in operating assets and liabilities:
Accounts receivable, net	(41,819)	(15,965)	(15,436)
Prepaid expenses and other assets	(8,865)	(11,063)	(5,114)
Accounts payable	5,830	3,779	2,734
Accrued and other liabilities	26,158	9,912	6,340
Deferred revenue	113,422	68,553	43,134
Reimbursement of cost of leasehold improvements	—	701	4,473
Net cash provided by operating activities	114,519	77,368	32,102
Cash flows from investing activities
Purchase of property, equipment, and other assets	(22,442)	(14,565)	(13,000)
Purchase of investments	(345,324)	—	—
Proceeds from sales of investments	13,491	—	—
Proceeds from maturities of investments	202,710	—	—
Net cash used in investing activities	(151,565)	(14,565)	(13,000)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	215,375	—
Excess tax benefit from share-based compensation	6,762	215	—
Change in restricted cash	—	1,221	—
Proceeds from exercise of stock options	14,765	1,956	1,775
Proceeds from employee stock purchase plan	6,267	—	—
Proceeds from settlement of note receivable	—	637	895
Payments of initial public offering costs	(2,698)	—	—
Repurchase of restricted common stock from terminated employees	(78)	(82)	(90)
Net cash provided by financing activities	25,018	219,322	2,580
Net increase (decrease) in cash and cash equivalents	(12,028)	282,125	21,682
Cash and cash equivalents—beginning of period	322,642	40,517	18,835
Cash and cash equivalents—end of period	$310,614	$322,642	$40,517
Supplemental disclosures of cash flow information
Cash paid for income taxes	$304	$1,355	$32
Cash paid for interest	$58	$23	$25
Non-cash investing and financing activities
Conversion of preferred stock into common stock	$—	$67,517	$—
Issuance of preferred stock upon exercise of warrant	$—	$3,026	$—

See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation network security platform that allows enterprises, service providers, and government entities to secure their networks and safely enable the increasingly complex and rapidly growing number of applications running on their networks. The core of our platform is our Next-Generation Firewall that delivers application, user, and content visibility and control integrated within the firewall through our proprietary operating system, hardware, and software architecture. We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. Our partners are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the Company and its wholly owned subsidiaries, have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the best estimate of selling price for our products and services, share-based compensation, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, and warranty liabilities. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

Concentrations

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Our accounts receivables are primarily derived from our channel partners representing various geographical locations. We perform ongoing credit evaluations of our channel partners and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2013, four partners represented 38%, 16%, 11%, and 11% of our gross accounts receivable. For fiscal 2013, three partners represented 30%, 20%, and 14% of our total revenue. We rely on an independent contract manufacturer to assemble all of our products and sole suppliers for a certain number of our components.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Unrealized gains and losses on available-for-sale investments are included in our other comprehensive income or loss.

Foreign Currency Transactions

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the average exchange rates in effect during each period. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are not significant to the financial statements.

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

Investments

We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our balance sheet as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents and with maturities one year or less from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each partner’s expected ability to pay, and the collection history with each partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2013 and 2012, the allowance for doubtful accounts activity was not significant.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Impairment of Long-Lived Assets

We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through July 31, 2013, our impairment write-down of long-lived assets was not material.

Warranties

We generally provide a one-year warranty on hardware and a three-month warranty on software. We are indemnified by our contract manufacturer for product liability claims arising out of manufacturing defects. We accrue for potential warranty claims as a component of cost of product revenues based on historical experience and other data. Accrued warranty is recorded in accrued liabilities on the consolidated balance sheets and is reviewed periodically for adequacy. To date, we have not accrued any significant costs associated with our warranty.

Contract Manufacturer Liabilities

We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our partners upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer. To date, we have not accrued any significant costs associated with this exposure.

Revenue Recognition

We generate revenue from the sales of hardware and software products, subscriptions, support and maintenance, and other services primarily through a direct sales force and indirect relationships with our partners.

Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of product or service contract registration codes to determine delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.

We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partner’s success in sales to end-customers. Our partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant. We recognize services revenue from subscriptions and support and maintenance ratably over the contractual service period, which is typically one to five years. Other services revenue is recognized as the services are rendered and has not been significant to date.

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

To determine the estimated selling price in multiple-element arrangements, we establish VSOE of selling price using the prices charged for a deliverable when sold separately. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing we evaluate whether a majority of the prices charged for a product or service, as represented by a percentage of list price, fall within a reasonable range. To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product or service, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management.

In multiple element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual service period.

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

Advertising Costs

Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $1,808,000, $1,604,000, and $757,000 during the years ended July 31, 2013, 2012, and 2011, respectively.

Software Development Costs

Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. We capitalized a total of $4,877,000 and $3,226,000 during the years ended July 31, 2013 and 2012, respectively. These capitalized costs consisted of the external direct costs and the internal payroll and payroll related costs that are related to the implementation of our enterprise resource planning software system and will be amortized over a useful life of five years. Through July 31, 2013, we recognized amortization expense of $978,000.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations.

Share-Based Compensation

Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. The fair value of restricted stock units (RSUs) is based on the closing market price of our common stock on the date of grant. The fair value of option awards and purchases under the 2012 Employee Stock Purchase Plan (2012 ESPP) is estimated using the Black-Scholes option-pricing model. This model requires the input of the fair value of our common stock and that at the date of grant we determine the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. The guidance was effective for us in the first quarter of fiscal 2013 and applied retrospectively. Our adoption of this guidance did not impact our consolidated financial position, results of operations, or cash flows.

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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	July 31, 2013				July 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$1,822	$—	$—	$1,822	$—	$—	$—	$—
U.S. government and agency securities	—	46,700	—	46,700	—	—	—	—
Money market funds	131,845	—	—	131,845	250,005	—	—	250,005
Total cash equivalents	133,667	46,700	—	180,367	250,005	—	—	250,005
Short-term investments:
Corporate debt securities	—	32,834	—	32,834	—	—	—	—
U.S. government and agency securities	—	76,173	—	76,173	—	—	—	—
Total short-term investments	—	109,007	—	109,007	—	—	—	—
Long-term investments:
Corporate debt securities	—	12,317	—	12,317	—	—	—	—
U.S. government and agency securities	—	4,997	—	4,997	—	—	—	—
Total long-term investments	—	17,314	—	17,314	—	—	—	—
Other assets:
Restricted cash	1,221	—	—	1,221	1,221	—	—	1,221
Total other assets	1,221	—	—	1,221	1,221	—	—	1,221
Total assets measured at fair value	$134,888	$173,021	$—	$307,909	$251,226	$—	$—	$251,226

3. Investments

The following table summarizes the unrealized gains and losses and fair value of our investments designated as available-for-sale securities as of July 31, 2013 (in thousands):

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,822	$—	$—	$1,822
Corporate debt securities	45,173	12	(34)	45,151
U.S. government and agency securities	127,864	8	(2)	127,870
Money market funds	131,845	—	—	131,845
Total	$306,704	$20	$(36)	$306,688

The following table presents our available-for-sale investments that were in an unrealized loss position as of July 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$31,429	$(34)	$—	$—	$31,429	$(34)
U.S. government and agency securities	15,926	(2)	—	—	15,926	(2)
Total	$47,355	$(36)	$—	$—	$47,355	$(36)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at July 31, 2013.

The amortized cost and fair value of our investments at July 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$157,515	$157,529
Due within one to two years	17,344	17,314
Instruments not due at a single maturity date	131,845	131,845
Total	$306,704	$306,688

4. Intangible Assets

Intangible assets included in other assets consisted of the following (in thousands):

	July 31,
	2013	2012
Acquired intellectual property	$1,546	$546
Less: amortization	(188)	(63)
Total	$1,358	$483

Amortization expense was $125,000, $39,000 and $12,000 for the years ended July 31, 2013, 2012 and 2011, respectively.

The following table summarizes estimated future amortization expense of intangible assets as of July 31, 2013 (in thousands):

Amount
Years ending July 31:
2014	$227
2015	227
2016	227
2017	208
2018	110
2019 and thereafter	359
Total	$1,358
5. Other Financial Information

Property and equipment, net consisted of the following (in thousands):

	July 31,
	2013	2012
Computers, equipment, and software	$27,239	$12,016
Demonstration units	11,401	8,440
Leasehold improvements	10,176	8,913
Furniture and fixtures	2,746	2,436
Total property and equipment	51,562	31,805
Less: accumulated depreciation and amortization	(19,476)	(10,826)
Total property and equipment, net	$32,086	$20,979

Depreciation and amortization expense related to property and equipment during the years ended July 31, 2013, 2012 and 2011 was $9,786,000, $6,057,000, and $2,167,000, respectively.

Accrued and other liabilities consisted of the following (in thousands):

	July 31,
	2013	2012
Accrued expenses payable	$11,144	$11,497
Accrued taxes	2,609	1,168
Other liabilities	856	2,524
Total accrued and other liabilities	$14,609	$15,189

6. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.

In September 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. The leases have inception dates of November 2012 and August 2013, expire in July 2023, and allow for two separate five-year options to extend the lease term. Payments under these leases will be approximately $94,400,000 over the lease term. Each lease has a rent holiday, which was included in the determination of rent expense.

In July 2013, we entered into a 51-month sub-lease agreement for our current corporate headquarters with a lease inception date of January 2014. Payments under this sub-lease will be approximately $10,700,000 over the lease term. The sub-lease agreement contains a rent credit of $524,000, which was included in the determination of rental income.

Rent expense was $4,356,000, $2,258,000, and $1,393,000 for the years ended July 31, 2013, 2012 and 2011, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of July 31, 2013, are as follows (in thousands):

Amount
Years ending July 31:
2014	$7,728
2015	12,152
2016	12,482
2017	12,224
2018	11,427
2019 and thereafter	52,300
Committed gross lease payments	108,313
Less: proceeds from sublease rental	(10,700)
Net operating lease obligation	$97,613

Contract Manufacturer Commitments

Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of July 31, 2013, we had $19,130,000 of open orders.

Litigation

In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. On October 19 and December 3, 2012, the U.S. Patent and Trademark Office granted our requests for reexamination for three patents, rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the U.S. Patent and Trademark Office denied our requests for reexamination as to two other patents. We have the opportunity to seek review of these denials within the U.S. Patent and Trademark Office. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction, filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. On June 20, 2013 and July 23, 2013, we filed with the U.S. Patent and Trademark Office petitions for inter partes review for two other patents asserted by Juniper in the litigation. The Patent and Trademark Office has not yet ruled on those petitions. A hearing to resolve claim construction issues, as well as motions for summary judgment, is scheduled to be heard on November 15, 2013.

A trial date has been scheduled for February 24, 2014, and we are vigorously defending ourselves from such claims. At this stage in the litigation we do not believe that a loss is probable and we are unable to estimate a possible loss or range of possible loss.

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
7. Stockholders’ Equity (Deficit)

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

8. Equity Award Plans

Share-Based Compensation Plans

2012 Equity Incentive Plan

Our 2012 Equity Incentive Plan (2012 Plan) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering. The 2012 Plan replaced our 2005 Equity Incentive Plan (2005 Plan). Our 2012 Plan provides for the granting of stock options, restricted stock awards, RSUs, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants.

Awards granted under our 2012 Plan vest over the periods determined by the board of directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of a non-statutory stock option and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

A total of 21,205,000 shares of our common stock are reserved for issuance pursuant to the 2012 Plan and includes shares that are (i) reserved but unissued under the 2005 Plan on the effective date of the 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve will increase by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.

2012 Employee Stock Purchase Plan

Our 2012 ESPP was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective upon completion of our initial public offering.

The 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately six months starting on the first trading date on or after March 15 and September 15 of each year, except for the first offering period, which commenced on July 19, 2012 and ended on March 15, 2013. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares during a six month period or $25,000 worth of stock for each calendar year.
A total of 829,000 shares of our common stock are available for sale under the 2012 ESPP as of July 31, 2013. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve will increase by the lesser of (i) 2,000,000 shares,

(ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.

2005 Plan

Our 2005 Plan was terminated upon the completion of our initial public offering. Awards that were outstanding upon termination remained outstanding pursuant to their original terms.

Stock Option Activities

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	14,225	$9.46	8.3	$678,248
Options granted	90	55.36
Options forfeited	(655)	10.71
Options exercised	(3,627)	4.07
Balance—July 31, 2013	10,033	11.74	7.8	$373,228
Options vested and expected to vest—July 31, 2013	9,589	$11.55	7.8	$358,533
Options exercisable—July 31, 2013	5,125	$8.06	7.4	$209,510

The weighted-average fair value of employee options granted for the years ended July 31, 2013, 2012 and 2011 was $26.09, $8.17, and $2.90, respectively. The intrinsic value of employee options exercised for the years ended July 31, 2013, 2012 and 2011 was $186,845,000, $20,334,000, and $3,854,000, respectively. The grant date fair value of employee options vested for the years ended July 31, 2013, 2012 and 2011 was $21,351,000, $6,960,000, and $1,777,000, respectively.

RSUs Activities

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2012	—	$—	0.0	$—
RSUs granted	2,358	54.51
RSUs vested	(5)	49.25
RSUs forfeited	(112)	57.89
Balance—July 31, 2013	2,241	$54.36	1.5	$109,675
RSUs vested and expected to vest—July 31, 2013	2,011	$54.44	1.5	$98,418

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant as of July 31, 2013 (in thousands):

Number of shares
Balance at beginning of fiscal year	10,571
Options granted	(90)
RSUs granted	(2,358)
Repurchased	42
Options forfeited	655
RSUs forfeited	112
Balance at end of fiscal year	8,932

Employee Stock Purchase Plan

During the years ended July 31, 2013 and 2012, compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan (2012 ESPP) was $5,263,000 and $172,000, respectively. Employees purchased approximately 170,000 shares of common stock at an average exercise price of $36.72 during the year ended July 31, 2013.

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

Expected Term

The expected term represents the period that our share-based awards are expected to be outstanding. We determined the expected term assumption based on the contractual term of the awards adjusted for estimates of our employees' expected exercise and expected post-vesting termination behavior.

Volatility

We determine the price volatility factor based on the historical volatilities of our peer group as we do not have sufficient trading history for our common stock.

Dividend Yield

The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the assumptions relating to our stock options:

	Year Ended July 31,
	2013	2012	2011
Risk-free interest rate	1.0%	0.7% - 1.1%	0.8% - 1.8%
Expected term	6 years	4 – 6 years	4 years
Volatility	50%	49% – 51%	49%
Dividend yield	—%	—%	—%

The following table summarizes the assumptions related to the 2012 ESPP:

	Year Ended July 31,
	2013	2012
Risk-free interest rate	0.1%	0.1%
Expected term	< 1 year	< 1 year
Volatility	42%	46%
Dividend yield	—%	—%

Share-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Cost of revenue	$4,351	$774	$206
Research and development	9,931	3,733	1,020
Sales and marketing	20,493	4,267	1,133
General and administrative	9,101	5,151	2,374
Total	$43,876	$13,925	$4,733

For fiscal 2013, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $1,861,000 of compensation expense within sales and marketing expense.

For fiscal 2012, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $854,000 of compensation expense within research and development expense.

For fiscal 2011, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $1,626,000 of compensation expense within general and administrative expense.

At July 31, 2013, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $133,563,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.

9. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended July 31,
	2013	2012	2011
United States	$5,198	$1,646	$(12,654)
Foreign	(23,854)	1,153	602
Total	$(18,656)	$2,799	$(12,052)

The provision for income taxes consisted of the following (in thousands):

	Year Ended July 31,
	2013	2012	2011
Federal:
Current	$5,883	$525	$—
Deferred	—	—	—
State:
Current	1,758	647	24
Deferred	—	—	—
Foreign:
Current	3,296	861	490
Deferred	(347)	29	(38)
Total	$10,590	$2,062	$476

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following:

	Year Ended July 31,
	2013	2012	2011
Federal statutory rate	35.0%	34.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	1.0	9.7	4.6
Change in valuation allowance	(7.3)	(85.4)	(26.9)
Foreign income at other than U.S. rates	(62.4)	17.2	(1.8)
Share-based compensation	(16.1)	66.6	(6.9)
Preferred stock warrant liability	—	12.3	(5.0)
Meals and entertainment	(2.0)	11.9	(1.5)
Other, net	(5.0)	7.4	(0.4)
Total	(56.8)%	73.7%	(3.9)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	July 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$23,461	$12,065
Research and development and foreign tax credits	4,702	3,911
Net operating loss carryforwards	2,170	10,632
Share-based compensation	10,619	2,956
Gross deferred tax assets	40,952	29,564
Valuation allowance	(37,659)	(29,555)
Total deferred tax assets	3,293	9
Deferred tax liabilities	(2,937)	—
Total	$356	$9

A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2013, we have provided a valuation allowance for our federal and state deferred tax assets that we believe are more likely than not unrealizable. The net valuation allowance increased by approximately $8,104,000 during fiscal 2013. As of July 31, 2013, we had federal and state net operating loss carryforwards of approximately nil and $37,363,000, respectively, available to reduce future taxable income, if any. If not utilized, the state net operating loss carryforwards will begin to expire from the years ending July 31, 2017 through 2030.

We also have federal and state research and development tax credit carryforwards of approximately $100,000 and $4,577,000, respectively. If not utilized, the federal credit carryforwards will expire in various amounts from the years ended July 31, 2026 through 2033. The state credit will carry forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We use the with-and-without approach described in guidance which has been incorporated into ASC 740 Income Taxes to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from share-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. As of July 31, 2013, the amount of excess tax benefits from stock options included in federal and state net operating losses is $63,915,000 and $112,377,000, respectively. The impact of this excess tax benefit is recognized as additional paid-in capital when it reduces taxes payable. In addition, we have elected to account for the indirect effects of share-based awards on other tax attributes, such as the research, foreign and other tax credits, through the consolidated statement of operations.

As of July 31, 2013, we had $6,561,000 of unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of our valuation allowance. As of July 31, 2013, our federal, state, and foreign returns for the tax years 2008 through the current period are still open to examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of July 31, 2013 and 2012, we recognized interest and penalties of $294,000 and $72,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Unrecognized tax benefits at the beginning of the period	$2,630	$1,972	$1,061
Additions for tax positions taken in prior years	585	9	320
Reductions for tax positions taken in prior years	(3)	—	—
Additions for tax positions related to the current year	3,349	649	591
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits at the end of the period	$6,561	$2,630	$1,972

As of July 31, 2013, we have not made any tax provision for U.S. federal and state income taxes on approximately $5,208,000 of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. The amount of unrecognized deferred tax liability was not significant.

10. Net Income (Loss) Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended July 31,
	2013	2012	2011
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$(29,246)	$737	$(12,528)
Less: undistributed earnings allocated to participating securities	—	(737)	—
Net income (loss) attributable to common stockholders, basic and diluted	$(29,246)	$—	$(12,528)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	68,682	19,569	14,201
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.43)	$0.00	$(0.88)

The following outstanding options, RSUs, ESPP shares, warrants to purchase redeemable convertible preferred stock, and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended July 31,
	2013	2012	2011
Options	10,033	4,116	8,195
RSUs	2,241	—	—
ESPP shares	114	—	—
Redeemable convertible preferred stock	—	—	41,084
Warrants to purchase redeemable convertible preferred stock	—	—	225

11. Employee Benefit Plan

We have established a 401(k) tax - deferred savings plan (401(k) Plan) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

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

Revenue by geographic theater based on the billing address of the partner is as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Revenue:
Americas
United States	$228,604	$151,435	$69,696
Other Americas	19,012	10,438	3,449
Total Americas	247,616	161,873	73,145
EMEA	91,496	61,994	32,504
APAC	56,995	31,271	12,948
Total revenue	$396,107	$255,138	$118,597

Substantially all of our assets were attributable to the Americas operations as of July 31, 2013 and 2012.

13. Related Party Transactions

Certain members of our board of directors serve as board members or executive officers of certain of our customers and in some cases are also investors of these customers. We believe these transactions with related party customers are carried out on terms that are consistent with similar transactions with our comparable customers. During the year ended July 31, 2013, we recognized revenue of approximately $2,623,000 from sales transactions with significant related party customers. Amounts payable to and due from related party customers were not material at July 31, 2013. We did not have any material sales transactions with related party customers in the year ended July 31, 2012 or 2011.

14. Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited financial data for the years ended July 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
	Oct. 31, 2012	Jan. 31, 2013	Apr. 30, 2013	Jul. 31, 2013
Revenue:
Product	$55,514	$61,944	$60,793	$65,456
Services	30,420	34,555	40,496	46,929
Total revenue	85,934	96,499	101,289	112,385
Cost of revenue:
Product	14,416	16,636	15,855	16,505
Services	9,774	10,982	11,835	13,753
Total cost of revenue	24,190	27,618	27,690	30,258
Total gross profit	61,744	68,881	73,599	82,127
Operating expenses:
Research and development	13,312	15,495	16,048	17,627
Sales and marketing	42,607	45,796	51,733	59,635
General and administrative	8,956	9,747	12,268	11,748
Total operating expenses	64,875	71,038	80,049	89,010
Operating loss	(3,131)	(2,157)	(6,450)	(6,883)
Interest income	98	116	133	137
Other expense, net	(170)	(60)	(157)	(132)
Loss before income taxes	(3,203)	(2,101)	(6,474)	(6,878)
Provision for income taxes	312	512	808	8,958
Net loss	$(3,515)	$(2,613)	$(7,282)	$(15,836)
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.04)	$(0.10)	$(0.22)
Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.22)

	Three Months Ended
	Oct. 31, 2011	Jan. 31, 2012	Apr. 30, 2012	Jul. 31, 2012
Revenue:
Product	$42,861	$38,638	$43,524	$49,439
Services	14,252	18,045	22,176	26,203
Total revenue	57,113	56,683	65,700	75,642
Cost of revenue:
Product	10,310	10,248	11,524	12,533
Services	4,530	5,265	7,109	9,034
Total cost of revenue	14,840	15,513	18,633	21,567
Total gross profit	42,273	41,170	47,067	54,075
Operating expenses:
Research and development	7,848	8,514	10,462	11,746
Sales and marketing	22,368	25,612	30,216	37,721
General and administrative	5,157	5,768	6,430	8,852
Total operating expenses	35,373	39,894	47,108	58,319
Operating income (loss)	6,900	1,276	(41)	(4,244)
Interest income	2	2	3	11
Other expense, net	(464)	(566)	(3)	(77)
Income (loss) before income taxes	6,438	712	(41)	(4,310)
Provision (benefit) for income taxes	2,322	288	(837)	289
Net income (loss)	$4,116	$424	$796	$(4,599)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.00	$0.00	$(0.18)
Diluted	$0.00	$0.00	$0.00	$(0.18)

15. Subsequent Events

In September 2013 we purchased intangible assets for $5,000,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
For the "Management's Annual Report on Internal Control over Financial Reporting" see the report under Item 8 of Part II of this Annual Report on Form 10-K, which report is incorporated herein by reference.
For the “Report of Independent Registered Public Accounting Firm,” see the report under Item 8 of Part II of this Annual Report on Form 10-K, which report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Information required by this Item is incorporated herein by reference to the sections entitled “Executive Officers,” “Proposal No. 1—Election of Directors,” “Board of Directors and Corporate Governance” and “Other Matters” in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and "Board of Directors and Corporate Governance—Non-Employee Director Compensation" in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management," and "Executive Compensation—Equity Compensation Plan Information" in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to the sections entitled "Related Party Transactions" and "Board of Directors and Corporate Governance—Director Independence" in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK D. MCLAUGHLIN	Chief Executive Officer, President and Director, (Principal Executive Officer)	September 24, 2013
Mark D. McLaughlin

/s/ STEFFAN C. TOMLINSON	Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2013
Steffan C. Tomlinson

/s/ NIR ZUK	Chief Technical Officer and Director	September 24, 2013
Nir Zuk

/s/ ASHEEM CHANDNA	Director	September 24, 2013
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 24, 2013
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 24, 2013
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 24, 2013
James J. Goetz

/s/ CHARLES J. ROBEL	Director	September 24, 2013
Charles J. Robel

/s/ DANIEL J. WARMENHOVEN	Director	September 24, 2013
Daniel J. Warmenhoven

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-35594	3.2	October 4, 2012

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan.	S-1/A	333-180620	10.3	July 9, 2012

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan.	S-8	333-182762	99.3	July 20, 2012

10.5*	Employee Incentive Compensation Plan.	10-K	001-35594	10.16	October 4, 2012

10.6*	Offer Letter between the Registrant and Mark D. McLaughlin, dated July 21, 2011, as amended.	S-1	333-180620	10.6	April 6, 2012

10.7*	Offer Letter between the Registrant and Steffan C. Tomlinson, dated January 17, 2012.	S-1	333-180620	10.7	April 6, 2012

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.9*	Letter Agreement between the Registrant and Rajiv Batra, dated December 19, 2011.	S-1	333-180620	10.9	April 6, 2012

10.10*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.11*	Offer Letter between the Registrant and Charles J. Robel, dated June 9, 2011.	S-1	333-180620	10.12	April 6, 2012

10.12*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.13*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.14*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012	8-K	001-35594	10.1	September 20, 2012

10.15*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.16	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.17	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.

10.18	Lease between the Registrant and SI 34 LLC, dated September 17, 2012	10-K	001-35594	10.16	October 4, 2012

10.19	Lease between the Registrant and SI 34 LLC, dated September 17, 2012	10-K	001-35594	10.16	October 4, 2012

10.20**	Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems Ltd., dated September 20, 2010.	S-1	333-180620	10.15	April 6, 2012

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

10.21*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Company and Nir Zuk.	8-K	001-35594	10.1	March 11, 2013

10.22*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Company and Rajiv Batra.	8-K	001-35594	10.2	March 11, 2013

21.1	List of subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**    Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
††    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.