Form 10-Q
period 2013-10-31
Palo Alto Networks Inc
filed 2013-12-05
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35594
Palo Alto Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2530195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4401 Great America Parkway Santa Clara, California 95054 (Address of principal executive office, including zip code)
(408) 753-4000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of November 15, 2013 was 72,491,140.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	October 31, 2013	July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$266,182	$310,614
Short-term investments	170,551	109,007
Accounts receivable, net of allowance for doubtful accounts of $486 and $51 at October 31, 2013 and July 31, 2013, respectively	91,439	87,461
Prepaid expenses and other current assets	24,160	22,617
Total current assets	552,332	529,699
Property and equipment, net	42,409	32,086
Long-term investments	33,642	17,314
Other assets	11,560	6,507
Total assets	$639,943	$585,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,218	$15,544
Accrued and other liabilities	17,876	14,609
Accrued compensation	23,618	22,004
Deferred revenue	171,617	153,945
Total current liabilities	228,329	206,102
Deferred revenue—non-current	107,339	95,285
Other long-term liabilities	14,496	11,799
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at October 31, 2013 and July 31, 2013	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 72,483 and 71,612 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	7	7
Additional paid-in capital	406,902	381,703
Accumulated other comprehensive income (loss)	5	(16)
Accumulated deficit	(117,135)	(109,274)
Total stockholders’ equity	289,779	272,420
Total liabilities and stockholders’ equity	$639,943	$585,606

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	October 31,
	2013	2012
Revenue:
Product	$75,485	$55,514
Services	52,695	30,420
Total revenue	128,180	85,934
Cost of revenue:
Product	17,954	14,416
Services	15,853	9,774
Total cost of revenue	33,807	24,190
Total gross profit	94,373	61,744
Operating expenses:
Research and development	19,893	13,312
Sales and marketing	67,366	42,607
General and administrative	14,125	8,956
Total operating expenses	101,384	64,875
Operating loss	(7,011)	(3,131)
Interest income	160	98
Other income (expense), net	237	(170)
Loss before income taxes	(6,614)	(3,203)
Provision for income taxes	1,247	312
Net loss	$(7,861)	$(3,515)
Net loss attributable to common stockholders	$(7,861)	$(3,515)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.05)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,681	66,813

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2013	2012
Net loss	$(7,861)	$(3,515)
Other comprehensive loss, net of tax:
Change in unrealized gains (loss) on investments	21	(27)
Comprehensive loss	$(7,840)	$(3,542)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2013	2012
Cash flows from operating activities
Net loss	$(7,861)	$(3,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,146	2,053
Amortization of investment premiums, net of accretion of purchase discounts	386	316
Share-based compensation for equity based awards	14,383	8,284
Excess tax benefit from share-based compensation	(56)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,978)	(10,727)
Prepaid expenses and other assets	(1,707)	(3,830)
Accounts payable	(205)	1,076
Accrued and other liabilities	5,047	4,819
Deferred revenue	29,726	24,600
Net cash provided by operating activities	38,881	23,076
Cash flows from investing activities
Purchase of property, equipment, and other assets	(15,680)	(4,015)
Purchase of investments	(122,238)	(168,475)
Proceeds from maturities of investments	43,959	—
Net cash used in investing activities	(93,959)	(172,490)
Cash flows from financing activities
Excess tax benefit from share-based compensation	56	—
Proceeds from exercise of stock options	4,610	1,534
Proceeds from employee stock purchase plan	5,988	—
Payments of initial public offering costs	—	(265)
Repurchase of restricted common stock from terminated employees	(8)	(24)
Net cash provided by financing activities	10,646	1,245
Net decrease in cash and cash equivalents	(44,432)	(148,169)
Cash and cash equivalents—beginning of period	310,614	322,642
Cash and cash equivalents—end of period	$266,182	$174,473
Non-cash investing and financing activities
Purchase of property, equipment, and other assets not yet paid	$3,556	$—

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The condensed consolidated financial statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments are of a normal recurring nature. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
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
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance is effective for us in the first quarter of fiscal 2015. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The guidance was effective for us in the first quarter of fiscal 2014. Our adoption of this guidance did not impact our financial statements as the guidance is related to disclosure only and we did not have significant reclassifications out of accumulated other comprehensive income.

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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	October 31, 2013				July 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$1,926	$—	$—	$1,926	$1,822	$—	$—	$1,822
U.S. government and agency securities	—	80,062	—	80,062	—	46,700	—	46,700
Money market funds	—	—	—	—	131,845	—	—	131,845
Total cash equivalents	1,926	80,062	—	81,988	133,667	46,700	—	180,367
Short-term investments:
Corporate debt securities	—	27,292	—	27,292	—	32,834	—	32,834
U.S. government and agency securities	—	143,259	—	143,259	—	76,173	—	76,173
Total short-term investments	—	170,551	—	170,551	—	109,007	—	109,007
Long-term investments:
Corporate debt securities	—	6,097	—	6,097	—	12,317	—	12,317
U.S. government and agency securities	—	27,545	—	27,545	—	4,997	—	4,997
Total long-term investments	—	33,642	—	33,642	—	17,314	—	17,314
Other assets:
Restricted cash	1,220	—	—	1,220	1,221	—	—	1,221
Total other assets	1,220	—	—	1,220	1,221	—	—	1,221
Total assets measured at fair value	$3,146	$284,255	$—	$287,401	$134,888	$173,021	$—	$307,909
3. Investments
The following tables summarize our unrealized gains and losses and fair value of investments as of October 31, 2013 and July 31, 2013 (in thousands):

	October 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,926	$—	$—	$1,926
Corporate debt securities	33,367	25	(3)	33,389
U.S. government and agency securities	250,883	7	(24)	250,866
Total	$286,176	$32	$(27)	$286,181

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,822	$—	$—	$1,822
Corporate debt securities	45,173	12	(34)	45,151
U.S. government and agency securities	127,864	8	(2)	127,870
Money market funds	131,845	—	—	131,845
Total	$306,704	$20	$(36)	$306,688
The following tables present our investments that were in an unrealized loss position as of October 31, 2013 and July 31, 2013 (in thousands):

	October 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$4,557	$(2)	$2,060	$(1)	$6,617	$(3)
U.S. government and agency securities	162,279	(24)	—	—	162,279	(24)
Total	$166,836	$(26)	$2,060	$(1)	$168,896	$(27)

	July 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$31,429	$(34)	$—	$—	$31,429	$(34)
U.S. government and agency securities	15,926	(2)	—	—	15,926	(2)
Total	$47,355	$(36)	$—	$—	$47,355	$(36)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at October 31, 2013.
The amortized cost and fair value of our investments at October 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$263,528	$263,542
Due within one to two years	22,648	22,639
Total	$286,176	$286,181
4. Intangible Assets
Intangible assets included in other assets consisted of the following (in thousands):

	October 31, 2013	July 31, 2013
Acquired intellectual property	$6,546	$1,546
Less: amortization	(343)	(188)
Total	$6,203	$1,358

Amortization expense was $155,000 and $13,000 for the first quarter of fiscal 2014 and 2013, respectively. On September 4, 2013 we entered into an agreement to purchase intellectual property for $5,000,000, which will be amortized over a weighted average period of 13 years.
The following table summarizes estimated future amortization expense of intangible assets as of October 31, 2013 (in thousands):

Amount
Years ending July 31:
Remaining 2014	$615
2015	761
2016	704
2017	611
2018	484
2019 and thereafter	3,028
Total	$6,203
5. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of October 31, 2013, are as follows (in thousands):

Amount
Years ending July 31:
Remaining 2014	$7,038
2015	13,416
2016	13,563
2017	12,591
2018	11,427
2019 and thereafter	52,300
Committed gross lease payments	110,335
Less: proceeds from sublease rental	(10,700)
Net operating lease obligation	$99,635
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of October 31, 2013, we had $25,300,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. On October 19 and December 3, 2012, the U.S. Patent and Trademark Office granted our requests for reexamination for three patents, rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the U.S. Patent and Trademark Office denied our requests for reexamination as to two other patents. We have the opportunity to seek review of these denials within the U.S. Patent and Trademark Office. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction, filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. On June 20, 2013 and July 23, 2013, we filed with the U.S. Patent and Trademark Office petitions for inter partes review for two other patents asserted by Juniper in the litigation. The Patent and Trademark Office has not yet ruled on those petitions. A hearing to resolve claim construction issues, as well as motions for summary judgment, was heard on November 15, 2013.
A trial date has been scheduled for February 24, 2014, and we are vigorously defending ourselves from such claims. At this stage in the litigation we do not believe that a loss is probable and we are unable to estimate a possible loss or range of possible loss.
On September 30, 2013, we filed a lawsuit against Juniper in the United States District Court for the Northern District of California. The lawsuit alleges that Juniper’s products infringe three of our U.S. patents, and seeks monetary damages and a permanent injunction. On November 21, 2013, Juniper filed an answer and counterclaims in a separate action pending in the United States District Court for the Northern District of California. In its counterclaims Juniper seeks a declaration that the asserted patents owned by us are not infringed and are invalid. Juniper’s counterclaims also assert that our products infringe three additional Juniper patents. We have not yet responded to Juniper’s counterclaims.
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
6. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	10,033	$11.74	7.8	$373,228
Options granted	—	—
Options forfeited	(154)	10.82
Options exercised	(676)	6.82
Balance—October 31, 2013	9,203	12.12	7.6	$276,458
Options vested and expected to vest—October 31, 2013	8,859	$11.96	7.6	$267,542
Options exercisable—October 31, 2013	4,950	$8.79	7.3	$165,182
Restricted Stock Units (RSUs) Activities

A summary of the activity under our stock plans and changes during the reporting periods and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	2,241	$54.36	1.5	$109,675
RSUs granted	459	46.03
RSUs vested	(52)	64.35
RSUs forfeited	(83)	55.20
Balance—October 31, 2013	2,565	$52.63	1.5	$108,140
RSUs vested and expected to vest—October 31, 2013	2,315	$52.74	1.4	$97,600
Employee Stock Purchase Plan (ESPP)
During the three months ended October 31, 2013 and 2012, compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan was $1,002,000 and $1,344,000, respectively.
Share-Based Compensation
The following table summarizes the assumptions used to value grants related to the 2012 ESPP in each period:

	Three Months Ended October 31,
	2013	2012
Risk-free interest rate	—%	N/A
Expected term (years)	< 1 year	N/A
Volatility	39%	N/A
Dividend yield	—%	N/A
Share-based compensation is included in costs and expenses as follows (in thousands):

	Three Months Ended October 31,
	2013	2012
Cost of revenue	$1,663	$610
Research and development	3,262	1,690
Sales and marketing	6,628	4,298
General and administrative	2,858	1,744
Total	$14,411	$8,342
During the three months ended October 31, 2012, we modified the terms of certain share-based awards and as a result, we recorded compensation expense within sales and marketing expense of $1,400,000.
At October 31, 2013, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $137,222,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
7. Income Taxes
Our provision for income taxes for the three months ended October 31, 2013 reflects an effective tax rate of negative 19%, and consists of foreign income, withholding taxes, and limited state income tax due to our net operating loss carryforwards and other tax attributes.

Our provision for income taxes for the three months ended October 31, 2012 reflected an effective tax rate of negative 10% and consists of foreign income and withholding taxes.
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
The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended October 31,
	2013	2012
Net loss attributable to common stockholders	$(7,861)	$(3,515)
Weighted-average shares used to compute net loss per share, basic and diluted	71,681	66,813
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.05)
The following outstanding options, RSUs, and ESPP shares were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effects would have been antidilutive (in thousands):

	October 31, 2013	October 31, 2012
Options to purchase common stock	9,203	13,408
RSUs	2,565	216
ESPP shares	53	—

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: statements regarding trends in revenue, cost of revenue, gross margin, cash flows, operating expenses, interest and other income, income taxes, investments and liquidity; the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Services revenue includes sales of subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase a product, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. We leverage our hardware platform to sell SaaS (software as a service) subscription services to meet our customers’ evolving enterprise security requirements.  Our hybrid SaaS revenue model consists of product, subscriptions and support and maintenance, which will enable us to benefit from recurring revenues as we continue to grow our installed base. Sales of these services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.
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
For the first quarter of fiscal 2014, we added more than 1,000 end-customers including some of the largest Fortune 100 and Global 2000 companies in the world. We had more than 14,500 end-customers in over 130 countries as of October 31, 2013. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. As of October 31, 2013, we had 1,264 employees.
We have experienced rapid growth and increased demand for our products in recent periods. For the first quarter of fiscal 2014 and 2013, revenues were $128.2 million and $85.9 million, respectively, representing year-over-year growth of 49.2%, despite continued uncertainty in the macroeconomic environment, in particular, weakness in EMEA and a slowdown in spending by and the temporary shutdown of the U.S. Government. These macroeconomic factors may continue to impact overall spending in information technology (IT) by our customers, which could adversely affect our revenues and operating results. All three components of our hybrid SaaS model experienced year-over-year growth, led by support and maintenance which grew 75.3%, followed by subscription and product which grew 70.9% and 36.0% respectively. The growth reflected the increasing recurring revenue in the business model and the rapid adoption of high margin subscription services in our customer base. During the first quarter of fiscal 2014, 67.2% of our revenue was generated from the Americas, 18.6% from Europe, the Middle East, and Africa (EMEA), and 14.2% from Asia Pacific and Japan (APAC).
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
Key Financial Metrics
We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “—Financial Overview” and “—Results of Operations.” Deferred revenue, cash flow provided by operating activities, free cash flow (non-GAAP), and billings (non-GAAP) are discussed immediately below the following table.

	October 31, 2013	July 31, 2013
	(in thousands)
Total deferred revenue	$278,956	$249,230
Cash, cash equivalents, and investments	$470,375	$436,935

	Three Months Ended October 31,
	2013	2012
	(dollars in thousands)
Total revenue	$128,180	$85,934
Year-over-year percentage increase	49.2%	50.5%
Gross margin percentage	73.6%	71.9%
Operating loss (1)(2)	$(7,011)	$(3,131)
Operating margin percentage	(5.5)%	(3.6)%
Cash flow provided by operating activities	$38,881	$23,076
Free cash flow (non-GAAP)	$23,201	$19,061
Billings (non-GAAP)	$157,906	$110,534
______________

(1)	Includes share-based compensation expense for the three months ended October 31, 2013 and 2012 of $14.4 million and $8.3 million, respectively.

(2)	Includes IP litigation expense for the three months ended October 31, 2013 and 2012 of $1.9 million and $0.6 million, respectively.

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

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$38,881	$23,076
Less: purchase of property, equipment, and other assets	15,680	4,015
Free cash flow (non-GAAP)	$23,201	$19,061
Net cash used in investing activities	$(93,959)	$(172,490)
Net cash provided by financing activities	$10,646	$1,245

•
Billings (non-GAAP). We define billings, a non-GAAP financial measure, as total revenue plus the change in deferred revenue during the period. Billings is a key measure used by our management to manage our business, particularly as we experience increased sales of subscriptions and high renewal rates for subscriptions and support and maintenance, and monitor our near term cash flows. We believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Billings (non-GAAP):
Total revenue	$128,180	$85,934
Add: Change in total deferred revenue	29,726	24,600
Billings (non-GAAP)	$157,906	$110,534
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, allocated costs, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from period to period, as we continue to grow in response to demand for our products and services. As of October 31, 2013, we expect to recognize approximately $137.2 million of share-based compensation over a weighted-average period of three years, excluding additional share-based compensation related to any future grants of share-based awards. Share-based compensation, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, professional services, and allocated costs. In the last 12 months, we have significantly increased the size of our sales force and have also substantially grown our sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal costs related to ongoing IP litigation and additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.
Interest Income
Interest income consists of income earned on our cash and cash equivalents and investments. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending on foreign exchange rate movements.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and federal and state income taxes in the United States. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect the provision for income taxes to increase in absolute dollars in future years.
Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$75,485	$55,514
Services	52,695	30,420
Total revenue	128,180	85,934
Cost of revenue:
Product	17,954	14,416
Services	15,853	9,774
Total cost of revenue	33,807	24,190
Total gross profit	94,373	61,744
Operating expenses:
Research and development	19,893	13,312
Sales and marketing	67,366	42,607
General and administrative	14,125	8,956
Total operating expenses	101,384	64,875
Operating loss	(7,011)	(3,131)
Interest income	160	98
Other income (expense), net	237	(170)
Loss before income taxes	(6,614)	(3,203)
Provision for income taxes	1,247	312
Net loss	$(7,861)	$(3,515)

	Three Months Ended October 31,
	2013	2012
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	58.9%	64.6%
Services	41.1%	35.4%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	14.0%	16.8%
Services	12.4%	11.3%
Total cost of revenue	26.4%	28.1%
Total gross profit	73.6%	71.9%
Operating expenses:
Research and development	15.5%	15.5%
Sales and marketing	52.6%	49.6%
General and administrative	11.0%	10.4%
Total operating expenses	79.1%	75.5%
Operating loss	(5.5)%	(3.6)%
Interest income	0.1%	0.1%
Other income (expense), net	0.2%	(0.2)%
Loss before income taxes	(5.2)%	(3.7)%
Provision for income taxes	1.0%	0.4%
Net loss	(6.2)%	(4.1)%
Comparison of the Three Month Periods Ended October 31, 2013 and 2012
Revenue

	Three Months Ended October 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$75,485	58.9%	$55,514	64.6%	$19,971	36.0%
Services	52,695	41.1%	30,420	35.4%	22,275	73.2%
Total revenue	$128,180	100.0%	$85,934	100.0%	$42,246	49.2%
Revenue by geographic theater:
Americas	$86,166	67.2%	$54,657	64.0%	$31,509	57.6%
EMEA	23,875	18.6%	19,677	22.9%	4,198	21.3%
APAC	18,139	14.2%	11,600	13.5%	6,539	56.4%
Total revenue	$128,180	100.0%	$85,934	100.0%	$42,246	49.2%
Product revenue increased $20.0 million, or 36.0%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The increase was driven by increased demand for our PA-3000 and PA-5000 Series firewalls, and our M-100 management appliance.
Service revenue increased $22.3 million, or 73.2%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The increase was driven by a 75.3% increase in our support and maintenance revenue and a

70.9% increase in our subscription revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three months ended October 31, 2013 due to our investment in our sales force and number of partners in these theaters.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Product	$17,954		$14,416		$3,538	24.5%
Services	15,853		9,774		6,079	62.2%
Total cost of revenue	$33,807		$24,190		$9,617	39.8%
Gross profit:
Product	$57,531	76.2%	$41,098	74.0%	$16,433	2.2%
Services	36,842	69.9%	20,646	67.9%	16,196	2.0%
Total gross profit	$94,373	73.6%	$61,744	71.9%	$32,629	1.7%
Product cost increased $3.5 million, or 24.5%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 due to an increase in product unit volume, including sales of our PA-3000 Series firewalls and M-100 management appliance, partially offset by decreases in manufacturing costs.
Service cost increased $6.1 million, or 62.2%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 due to an increase in personnel costs of $3.1 million, including share-based compensation of $1.0 million, and other costs incurred to expand our customer service capabilities to support our growing end-customer base.
Gross margin increased 170 basis points for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The increase of 220 basis points in product margin was due to continued focus on material cost reductions and product mix. The increase of 200 basis points in services margin was due to an increase in support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period over period basis.
Operating Expenses

	Three Months Ended October 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$19,893	15.5%	$13,312	15.5%	$6,581	49.4%
Sales and marketing	67,366	52.6%	42,607	49.6%	24,759	58.1%
General and administrative	14,125	11.0%	8,956	10.4%	5,169	57.7%
Total operating expenses	$101,384	79.1%	$64,875	75.5%	$36,509	56.3%
Includes share-based compensation of:
Research and development	$3,262		$1,690		$1,572	93.0%
Sales and marketing	6,628		4,298		2,330	54.2%
General and administrative	2,858		1,744		1,114	63.9%
Total	$12,748		$7,732		$5,016	64.9%

Research and development expense increased $6.6 million, or 49.4%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, due to an increase in personnel costs of $3.6 million related to increasing our headcount and share-based compensation, an increase in allocated costs of $1.9 million and an increase in development costs of $1.0 million to support continued investment in our future product and service offerings.
Sales and marketing expense increased $24.8 million, or 58.1%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, due to an increase in personnel costs of $17.1 million largely due to an increase in headcount, share-based compensation, and commission costs, an increase in allocated costs of $3.0 million, and an increase in travel and entertainment cost of $2.3 million.
General and administrative expense increased $5.2 million, or 57.7%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, due to an increase in professional services costs of $2.2 million, including expenses related to ongoing IP litigation with Juniper of $1.9 million. We expect that these litigation expenses will increase as we approach the February 2014 trial date. The remaining increase was due to an increase in personnel costs of $1.5 million largely due to an increase in headcount and share-based compensation and an increase in allocated costs of $0.7 million.
Provision for Income Taxes

	Three Months Ended October 31,
	2013	2012	Change
	(dollars in thousands)
Provision for income taxes	$1,247	$312	$935	299.7%
Effective tax rate	(18.9)%	(9.7)%
We recorded an income tax provision for the three months ended October 31, 2013 due to foreign income taxes and withholding taxes. The provision for income taxes increased for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 due to an increase in foreign income taxes as a result of an increase in foreign taxable income. In addition, our global operations and foreign presence expanded year over year giving rise to additional foreign income taxes and withholding taxes.
Liquidity and Capital Resources

	October 31, 2013	July 31, 2013
	(in thousands)
Working capital	$324,003	$323,597
Cash, cash equivalents, and investments:
Cash and cash equivalents	$266,182	$310,614
Investments	204,193	126,321
Total cash, cash equivalents, and investments	$470,375	$436,935

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$38,881	$23,076
Cash used in investing activities	(93,959)	(172,490)
Cash provided by financing activities	10,646	1,245
Net increase (decrease) in cash and cash equivalents	$(44,432)	$(148,169)
At October 31, 2013, our cash, cash equivalents, and investments of $470.4 million were held for working capital purposes, of which approximately $43.9 million was held outside the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Operating Activities
Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and purchases from our contract manufacturer. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business. Cash provided by operating activities for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 was $38.9 million and $23.1 million, respectively.
For the three months ended October 31, 2013, operating activities provided $38.9 million in cash as a result of our net loss of $7.9 million, non-cash charges of $17.9 million and a net change of $28.9 million in our net operating assets and liabilities. Non-cash charges included share-based compensation, depreciation and amortization, amortization of investment premiums, net of accretion of purchase discounts, and the excess tax benefit from share-based compensation. The net change in our net operating assets and liabilities was due to a $29.7 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $5.0 million increase in accrued compensation and other liabilities as a result of increases in business activity, partially offset by a $4.0 million increase in accounts receivable due to an increase in sales, and a $1.7 million increase in prepaid expenses and other assets. Current deferred revenue increased 11.5% from $153.9 million as of July 31, 2013 to $171.6 million as of October 31, 2013. The increase was due to an increase in business volume during the period. Non-current deferred revenue increased 12.7% from $95.3 million as of July 31, 2013 to $107.3 million as of October 31, 2013. The increase was due to a higher proportion of sales of multi-year subscriptions and support and maintenance. Our day’s sales outstanding, or DSO, defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 63 days at October 31, 2013.
For the three months ended October 31, 2012, operating activities provided $23.1 million in cash as a result of net loss of $3.5 million, non-cash charges of $10.7 million and a net change of $15.9 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily due to a $24.6 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance and a $4.8 million increase in accrued and other liabilities as a result of increases in business activity, partially offset by a $10.7 million increase in accounts receivable and a $3.8 million increase in prepaid expenses and other assets. Our day’s sales outstanding defined as the number of days it takes to turn our average quarterly accounts receivable into cash based on a 90 day average, was 53 days at October 31, 2012.
Investing Activities
Our investing activities have consisted of purchases of property, equipment, and other assets and purchases, sales, and maturities of investments. We expect to continue such activities as our business grows.
For the three months ended October 31, 2013, investing activities used $94.0 million in cash as a result of $122.2 million in purchases of investments and $15.7 million in capital expenditures, partially offset by proceeds from sales and maturities of investments of $44.0 million.
For the three months ended October 31, 2012, investing activities used $172.5 million in cash as a result of $168.5 million in purchases of short-term and long-term investments to shift the mix of investments from money market funds to higher yield commercial paper, corporate notes and bonds, and U.S. government agency securities and capital expenditures to purchase property, equipment, and other assets of $4.0 million.
Financing Activities
Our financing activities have consisted of proceeds from the exercises of stock options and proceeds from our employee stock purchase plan.
For the three months ended October 31, 2013, financing activities provided $10.6 million in cash as a result of proceeds from the exercises of stock options and the employee stock purchase plan.
For the three months ended October 31, 2012, financing activities provided $1.2 million in cash as a result of proceeds from the exercises of stock options.

Off-Balance Sheet Arrangements
Through October 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2013, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. See “Available Information” below for instructions on how to access our Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies and estimates as filed in such report.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since July 31, 2013. For quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended July 31, 2013.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2013 to the end of the first quarter of fiscal 2014, our headcount increased from more than 1,147 to 1,264 employees, and our number of end-customers increased from approximately 13,500 to over 14,500. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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
The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012 and on October 12, 2012, Juniper served infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012 and, for the newly-asserted patents, on November 19, 2012. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction (also known as Markman), filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. A hearing to resolve claim construction issues, as well as motions for summary judgment, was heard on November 15, 2013, and a trial date has been scheduled for February 24, 2014. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether the patents (other than the ’634 and ’752 patents) are valid and whether we infringe one or more valid patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on validity and infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.
On November 21, 2013, Juniper filed an answer and counterclaims in a separate action pending in the United States District Court for the Northern District of California. In that action, we accuse Juniper of infringing several patents owned by us. In its counterclaims Juniper seeks a declaration that the asserted patents owned by us are not infringed and are invalid. Juniper’s counterclaims also assert that our products infringe three additional Juniper patents: U.S. Patent Nos. 8,127,349, 7,953,895, and 7,769,851. We have not yet responded to Juniper’s counterclaims.
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
You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 49% and 50% in the first quarter of fiscal 2014 and 2013, respectively. We do not expect to achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $7.9 million in the first quarter of fiscal 2014, $29.2 million in fiscal 2013 and $12.5 million in fiscal 2011. As a result, we had an accumulated deficit of $117.1 million at October 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee and Stonesoft, Check Point’s acquisition of Nokia’s security appliance business, and Cisco's acquisition of SourceFire. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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
Services revenue accounts for a significant portion of our revenue, comprising 41% of total revenue in the first quarter of fiscal 2014 and 35% of total revenue in the first quarter of fiscal 2013. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
For the first quarter of fiscal 2014, three channel partners represented 64% of our total revenue, and as of October 31, 2013, four channel partners represented 78% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, spending on network security by various agencies of the U.S. Government may be reduced as a result of sequestration which could adversely impact our business and operating results. In addition, the U.S. Congress may take additional action in 2013 or 2014 to further reduce federal spending and the deficit which could further impact our business and operating results.
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
Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, beginning in January 2009, Fortinet, Inc. began filing a series of complaints against us alleging, among other claims, patent infringement. We entered into a settlement agreement with Fortinet, Inc. in January 2011 which included a three-year covenant by each party not to sue the other party for patent related claims. This covenant not to sue expires in January 2014. Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this Quarterly Report on Form 10-Q for information related to pending litigation.
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
The trading price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $72.61 to $39.08, through November 15, 2013. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

•
litigation involving us, our industry, or both, including any developments with respect to our pending litigation, described under the "Litigation" subheading in Note 6. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of this Quarterly Report on Form 10-Q;

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2013, we had outstanding approximately 72,483,000 shares of our common stock.
As of October 31, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
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
As of October 31, 2013, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 32% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
a)    Unregistered Sales of Equity Securities
None.
b)    Use of Proceeds
None.
c)    Purchases of Equity Securities by the Issuer
None.
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

Date: December 4, 2013
PALO ALTO NETWORKS, INC.

By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

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