Form 10-Q
period 2014-01-31
Palo Alto Networks Inc
filed 2014-02-24
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of February 10, 2014 was 74,064,857.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	January 31, 2014	July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$261,867	$310,614
Short-term investments	176,345	109,007
Accounts receivable, net of allowance for doubtful accounts of $466 and $51 at January 31, 2014 and July 31, 2013, respectively	86,090	87,461
Prepaid expenses and other current assets	30,985	22,617
Total current assets	555,287	529,699
Property and equipment, net	45,735	32,086
Long-term investments	63,105	17,314
Other assets	24,899	6,507
Total assets	$689,026	$585,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,341	$15,544
Accrued and other liabilities	20,425	14,609
Accrued compensation	29,713	22,004
Deferred revenue	202,330	153,945
Total current liabilities	262,809	206,102
Deferred revenue—non-current	122,261	95,285
Other long-term liabilities	19,512	11,799
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at January 31, 2014 and July 31, 2013	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 73,998 and 71,612 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	7	7
Additional paid-in capital	441,475	381,703
Accumulated other comprehensive gain (loss)	43	(16)
Accumulated deficit	(157,081)	(109,274)
Total stockholders’ equity	284,444	272,420
Total liabilities and stockholders’ equity	$689,026	$585,606

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenue:
Product	$80,823	$61,944	$156,308	$117,458
Services	60,245	34,555	112,940	64,975
Total revenue	141,068	96,499	269,248	182,433
Cost of revenue:
Product	20,221	16,636	38,175	31,052
Services	17,283	10,982	33,136	20,756
Total cost of revenue	37,504	27,618	71,311	51,808
Total gross profit	103,564	68,881	197,937	130,625
Operating expenses:
Research and development	24,253	15,495	44,146	28,807
Sales and marketing	76,734	45,796	144,100	88,403
General and administrative	39,733	9,747	53,858	18,703
Total operating expenses	140,720	71,038	242,104	135,913
Operating loss	(37,156)	(2,157)	(44,167)	(5,288)
Interest income	187	116	347	214
Other expense, net	(371)	(60)	(134)	(230)
Loss before income taxes	(37,340)	(2,101)	(43,954)	(5,304)
Provision for income taxes	2,606	512	3,853	824
Net loss	$(39,946)	$(2,613)	$(47,807)	$(6,128)
Net loss attributable to common stockholders	$(39,946)	$(2,613)	$(47,807)	$(6,128)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.04)	$(0.66)	$(0.09)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,854	67,651	72,260	67,225

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net loss	$(39,946)	$(2,613)	$(47,807)	$(6,128)
Other comprehensive gain (loss), net of tax:
Change in unrealized gains (losses) on investments	48	16	69	(11)
Reclassification adjustment for realized net gains on investments included in net loss	(10)	—	(10)	—
Net change	38	16	59	(11)
Comprehensive loss	$(39,908)	$(2,597)	$(47,748)	$(6,139)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	January 31,
	2014	2013
Cash flows from operating activities
Net loss	$(47,807)	$(6,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,082	4,468
Amortization of investment premiums, net of accretion of purchase discounts	747	822
Share-based compensation for equity based awards	38,729	17,030
Excess tax benefit from share-based compensation	(674)	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	1,371	(22,944)
Prepaid expenses and other assets	(6,207)	(7,290)
Accounts payable	(4,387)	1,716
Accrued and other liabilities	16,062	17,640
Deferred revenue	75,361	52,375
Net cash provided by operating activities	80,277	57,583
Cash flows from investing activities
Purchase of property, equipment, and other assets	(25,483)	(10,236)
Purchase of investments	(249,803)	(252,633)
Proceeds from sales of investments	6,630	13,491
Proceeds from maturities of investments	129,096	57,150
Acquisition of business, net of cash acquired	(10,102)	—
Net cash used in investing activities	(149,662)	(192,228)
Cash flows from financing activities
Excess tax benefit from share-based compensation	674	106
Proceeds from exercise of stock options	14,085	2,554
Proceeds from employee stock purchase plan	5,988	—
Repurchase of restricted common stock from terminated employees	(109)	(35)
Payment of initial public offering costs	—	(2,698)
Net cash provided by (used in) financing activities	20,638	(73)
Net decrease in cash and cash equivalents	(48,747)	(134,718)
Cash and cash equivalents—beginning of period	310,614	322,642
Cash and cash equivalents—end of period	$261,867	$187,924

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The condensed consolidated financial statements include all adjustments necessary for a fair presentation of our quarterly results. All adjustments are of a normal recurring nature. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three and six months ended January 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, except for the inclusion of a policy related to business combinations and broadening our policy on the Impairment of Long-Lived Assets to include policies related to goodwill and intangible assets.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Goodwill, Intangible Assets, and Impairment of Long-Lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of our single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss.
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and purchased intangible assets subject to amortization, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying amount of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	January 31, 2014				July 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$—	$—	$—	$1,822	$—	$—	$1,822
U.S. government and agency securities	—	38,000	—	38,000	—	46,700	—	46,700
Money market funds	—	—	—	—	131,845	—	—	131,845
Total cash equivalents	—	38,000	—	38,000	133,667	46,700	—	180,367
Short-term investments:
Corporate debt securities	—	27,555	—	27,555	—	32,834	—	32,834
U.S. government and agency securities	—	148,790	—	148,790	—	76,173	—	76,173
Total short-term investments	—	176,345	—	176,345	—	109,007	—	109,007
Long-term investments:
Certificates of deposit	—	2,999	—	2,999	—	—	—	—
Corporate debt securities	—	18,879	—	18,879	—	12,317	—	12,317
U.S. government and agency securities	—	41,227	—	41,227	—	4,997	—	4,997
Total long-term investments	—	63,105	—	63,105	—	17,314	—	17,314
Other assets:
Restricted cash	1,220	—	—	1,220	1,221	—	—	1,221
Total other assets	1,220	—	—	1,220	1,221	—	—	1,221
Total assets measured at fair value	$1,220	$277,450	$—	$278,670	$134,888	$173,021	$—	$307,909
3. Investments
The following tables summarize our unrealized gains and losses and fair value of investments as of January 31, 2014 and July 31, 2013 (in thousands):

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,000	$—	$(1)	$2,999
Corporate debt securities	46,419	23	(8)	46,434
U.S. government and agency securities	227,988	35	(6)	228,017
Total	$277,407	$58	$(15)	$277,450

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,822	$—	$—	$1,822
Corporate debt securities	45,173	12	(34)	45,151
U.S. government and agency securities	127,864	8	(2)	127,870
Money market funds	131,845	—	—	131,845
Total	$306,704	$20	$(36)	$306,688
The following tables present our investments that were in an unrealized loss position as of January 31, 2014 and July 31, 2013 (in thousands):

	January 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate debt securities	16,834	(8)	—	—	16,834	(8)
U.S. government and agency securities	29,645	(6)	—	—	29,645	(6)
Total	$49,478	$(15)	$—	$—	$49,478	$(15)

	July 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$31,429	$(34)	$—	$—	$31,429	$(34)
U.S. government and agency securities	15,926	(2)	—	—	15,926	(2)
Total	$47,355	$(36)	$—	$—	$47,355	$(36)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at January 31, 2014.
The following table summarizes the amortized cost and fair value of our investments as of January 31, 2014, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$214,320	$214,345
Due within one to two years	63,087	63,105
Total	$277,407	$277,450
4. Acquisitions
Business Combination
On December 26, 2013, we completed our acquisition of Morta Security, Inc. ("Morta"), a privately-held cybersecurity company. We have accounted for this transaction as a business combination and exchanged total cash consideration of $10,345,000, of which $2,500,000 was withheld for Morta's indemnification obligations. Morta brings us a team of cybersecurity experts which will enhance the proven detection and prevention capabilities of our WildFire offering.
The following table summarizes our preliminary allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (in thousands):

Amount
Goodwill	$10,094
Identified intangible assets	2,200
Net liabilities assumed	(1,949)
Total	$10,345
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
In-process research and development held for defensive purposes	$1,900	3 years
Other	300	2 years
Total	$2,200
Morta’s operating results are included in our Condensed Consolidated Statements of Operations from the date of the acquisition and are considered immaterial for purposes of pro forma financial disclosures. Goodwill generated from this business combination is primarily attributable to human capital with threat intelligence experience and capabilities and is not tax deductible for U.S. federal income tax purposes.
Other Purchased Intangible Assets
On September 4, 2013 we entered into an agreement to purchase intellectual property for $5,000,000, which will be amortized over a weighted-average period of 13 years.
5. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
Balance as of July 31, 2013	$—	$—	$—
Goodwill acquired	10,094	—	10,094
Balance as of January 31, 2014	$10,094	$—	$10,094
Purchased Intangible Assets
The following tables present details of our purchased intangible assets as of January 31, 2014 and July 31, 2013 (in thousands):

	January 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property	$6,546	$(548)	$5,998
In-process research and development held for defensive purposes	1,900	(53)	1,847
Other	300	(12)	288
Total	$8,746	$(613)	$8,133

	July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property	$1,546	$(188)	$1,358
Amortization expense was $270,000 and $425,000 for the three and six months ended January 31, 2014, respectively, and $13,000 and $26,000 for the three and six months ended January 31, 2013, respectively.
The following table summarizes our estimated future amortization expense of intangible assets by type as of January 31, 2014 (in thousands):

	Fiscal Years Ending July 31,
	Remaining 2014	2015	2016	2017	2018	2019 and Thereafter
Acquired intellectual property	$410	$761	$704	$611	$484	$3,028
In-process research and development held for defensive purposes	317	633	633	264	—	—
Other	75	150	63	—	—	—
Total future amortization expense	$802	$1,544	$1,400	$875	$484	$3,028
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments on our operating leases as of January 31, 2014 (in thousands):

Amount
Fiscal years ending July 31:
Remaining 2014	$5,575
2015	13,599
2016	13,824
2017	12,858
2018	11,693
2019 and thereafter	52,300
Committed gross lease payments	109,849
Less: proceeds from sublease rental	10,700
Net operating lease obligation	$99,149
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of January 31, 2014, we had $32,150,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint seeks preliminary and permanent injunctions against infringement, treble damages, and attorney’s fees. On February 9, 2012, we filed a response to the complaint, which denied all claims and asserted that the claimant’s patents were invalid. On February 28, 2012, Juniper filed a motion to strike our defense of invalidity based on the legal doctrine of “assignor estoppel.” On March 23, 2012, we filed a brief in opposition to that motion. Juniper filed a brief in response on April 2, 2012. On August 2, 2012, the District Court issued an order granting Juniper’s motion as to one of the patents in suit (the ’634 patent) but denying Juniper’s motion as to the five other patents in suit. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. Juniper now alleges that our appliances infringe seven of its patents. On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. On October 19 and December 3, 2012, the U.S. Patent and Trademark Office granted our requests for reexamination for three patents, rejecting a number of the claims asserted in the litigation, and on November 15 and 26, 2012, the U.S. Patent and Trademark Office denied our requests for reexamination as to two other patents. We have the opportunity to seek review of these denials within the U.S. Patent and Trademark Office. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction, filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. On June 20, 2013 and July 23, 2013, we filed with the U.S. Patent and Trademark Office petitions for inter partes review for two other patents asserted by Juniper in the litigation. The Patent and Trademark Office granted both of those petitions and instituted trials to take place in August 2014 and September 2014. A hearing to resolve claim construction issues, as well as motions for summary judgment, was heard on November 15, 2013.
The Court issued an order on February 6, 2014, in which the Court construed several disputed claim limitations, granted Juniper’s motion for summary judgment of assignor estoppel, denied Juniper’s motion for summary judgment of infringement, and granted in part and denied in part our motion for summary judgment of non-infringement. A trial began on February 24, 2014, and we are vigorously defending ourselves from such claims. At this stage in the litigation we do not believe that a loss is probable and we are unable to estimate a possible loss or range of possible loss.
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
7. Mutual Covenant Not to Sue and Release Agreement
On January 27, 2014, we executed a Mutual Covenant Not to Sue and Release agreement, thereby extending an existing covenant for six more years. We evaluated the transaction as a multiple-element arrangement and allocated the one-time payment that we made in the amount of $20,000,000 to each identifiable element using its relative fair value. Based on our estimates of fair value, we determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, we recorded a $20,000,000 expense in general and administrative expense during the three months ended January 31, 2014.
8. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	10,033	$11.74	7.8	$373,228
Options granted	—	—
Options forfeited	(414)	14.94
Options exercised	(1,812)	7.78
Balance—January 31, 2014	7,807	12.49	7.5	$366,617
Options vested and expected to vest—January 31, 2014	7,586	$12.38	7.4	$357,073
Options exercisable—January 31, 2014	4,335	$9.73	7.2	$215,536

Restricted Stock Units (RSUs) Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	2,241	$54.36	1.5	$109,675
RSUs granted	3,612	54.72
RSUs vested	(447)	56.42
RSUs forfeited	(205)	54.57
Balance—January 31, 2014	5,201	$54.42	1.6	$309,199
RSUs vested and expected to vest—January 31, 2014	4,640	$54.44	1.6	$275,848
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of January 31, 2014 (in thousands):

Number of Shares
Balance—July 31, 2013	8,932
Authorized	3,223
RSUs granted	(3,612)
Repurchased	21
Options forfeited	414
RSUs forfeited	205
Balance—January 31, 2014	9,183
Employee Stock Purchase Plan (ESPP)
Compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan was $1,073,000 and $2,075,000 for the three and six months ended January 31, 2014, respectively, and $1,467,000 and $2,811,000 for the three and six months ended January 31, 2013, respectively.
Share-Based Compensation
The following table summarizes the assumptions used to value grants related to the 2012 ESPP in each period:

	Three Months Ended January 31, 2014	Six Months Ended January 31, 2014
Risk-free interest rate	N/A	—%
Expected term (years)	N/A	< 1 year
Volatility	N/A	39%
Dividend yield	N/A	—%

The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Cost of revenue	$2,405	$825	$4,155	$1,435
Research and development	5,807	1,973	9,159	3,663
Sales and marketing	9,745	3,935	16,678	8,233
General and administrative	6,427	2,021	8,803	3,765
Total	$24,384	$8,754	$38,795	$17,096
At January 31, 2014, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $266,970,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
During the three months ended January 31, 2014, we accelerated the vesting of certain share-based awards and as a result, in the three and six months ended January 31, 2014, we recorded compensation expense within general and administrative expense of $3,384,000.
During the three months ended October 31, 2012, we modified the terms of certain share-based awards and as a result, in the three and six months ended January 31, 2013, we recorded compensation expense within sales and marketing expense of $461,000 and $1,861,000, respectively.
9. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2014 reflects an effective tax rate of negative 7% and negative 9%, respectively. Our effective tax rates for these periods were negative due to the fact that we recorded a provision for income taxes on year-to-date losses. The key components of our income tax provision, and the related effective tax rate, consist of foreign tax losses which derive no benefit, non-deductible share-based compensation and foreign withholding taxes. As compared to the same periods last year, our negative effective tax rate decreased due to an increase in our loss before income taxes.
Our provision for income taxes for the three and six months ended January 31, 2013 reflects an effective tax rate of negative 24% and negative 16%, respectively. Our effective tax rates for these periods were negative due to the fact that we recorded a provision for income taxes on year-to-date losses. The key components of our income tax provision, and the related effective tax rate, consist of foreign tax losses which derive no benefit, non-deductible share-based compensation and foreign withholding taxes.
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

The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(39,946)	$(2,613)	$(47,807)	$(6,128)
Weighted-average shares used to compute net loss per share, basic and diluted	72,854	67,651	72,260	67,225
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.04)	$(0.66)	$(0.09)
The following outstanding options, RSUs, and ESPP shares were excluded from the computation of diluted net loss per common share applicable to common stockholders for the periods presented as their effects would have been antidilutive (in thousands):

	January 31, 2014	January 31, 2013
Options to purchase common stock	7,807	12,797
RSUs	5,201	1,580
ESPP shares	132	—

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: statements regarding trends in revenue, cost of revenue, gross margin, cash flows, operating expenses, interest and other income, income taxes, investments and liquidity; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our Generally Accepted Accounting Principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. Discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended January 31, 2014 to the three and six months ended January 31, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

•	Available Information. A discussion of sources of additional information available to investors.
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
We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is primarily generated from sales of our Next-Generation Firewall which is available in hardware and virtualized platforms. All of our products incorporate our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-to-site virtual private network (VPN), remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). Our products are designed for different performance requirements throughout an organization which range from the PA-200, which is designed for enterprise remote offices, to the PA-5060, which is designed for high-speed data centers. The same firewall functionality that is delivered in the hardware platforms is also available in the VM-Series virtual firewalls which secure virtualized and cloud-based computing environments. Multiple firewalls can leverage the WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware platforms across an organization with our Panorama product.
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
We continue to focus on extending our technology leadership, and in November 2013 we announced a jointly-developed solution with VMware, Inc. that combines our VM-Series virtualized next-generation security platform with the VMware NSX network virtualization platform. With this joint solution, customers will be able to unify next-generation network security across their physical and virtual environments with a single point of management. In December 2013, we completed our acquisition of Morta Security, Inc. which brings to us a team of cybersecurity experts as well as technology that will be used to enhance our WildFire threat detection and prevention offering. These enhancements enable quick discovery and elimination of previously unknown malware, zero-day exploits, and advanced persistent threats (APTs). In February 2014, we announced the launch of our new PA-7050 chassis, with next-generation firewall functions such as full application enablement, IPS, AV, and WildFire active on all traffic. The PA-7050 delivers consistent performance at speeds much higher than our previous offerings. Product and service revenue or financial performance can be affected when new products or new service offerings are anticipated or introduced.
During the second quarter of fiscal 2014, we added more than 1,200 end-customers including some of the largest Fortune 100 and Global 2000 companies in the world. As of January 31, 2014, we had more than 16,000 end-customers in over 130 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. As of January 31, 2014, we had 1,375 employees.
We have experienced rapid growth and increased demand for our products in recent periods. For the second quarter of fiscal 2014 and 2013, revenues were $141.1 million and $96.5 million, respectively, representing year-over-year growth of 46.2%, despite continued uncertainty in the macroeconomic environment, in particular, the temporary shutdown of the U.S. Government. These macroeconomic factors may continue to impact overall spending in information technology (IT) by our customers, which could adversely affect our revenues and operating results.
All three components of our hybrid SaaS model experienced year-over-year growth, led by revenue from subscription services which grew 76.0%, followed by support and maintenance services which grew 72.8%, and product which grew 30.5%. The growth reflected the increasing recurring revenue in the business model and the rapid adoption of high margin subscription services in our customer base.
We believe that the growth of our business and our short and long term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform and services within existing end-customers, extend the length of service terms within existing end-customers, and focus on end-customer satisfaction. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.
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

Key Financial Metrics
We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “—Financial Overview” and “—Results of Operations.” The following tables summarize deferred revenue, cash flow provided by operating activities, free cash flow (non-GAAP), and billings (non-GAAP).

	January 31, 2014	July 31, 2013
	(in thousands)
Total deferred revenue	$324,591	$249,230
Cash, cash equivalents, and investments	$501,317	$436,935

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(dollars in thousands)
Total revenue	$141,068	$96,499	$269,248	$182,433
Year-over-year percentage increase	46.2%	70.2%	47.6%	60.3%
Gross margin percentage	73.4%	71.4%	73.5%	71.6%
Operating loss (1)(2)(3)	$(37,156)	$(2,157)	$(44,167)	$(5,288)
Operating margin percentage	(26.3)%	(2.2)%	(16.4)%	(2.9)%
Billings (non-GAAP)	$186,703	$124,274	$344,609	$234,808
Cash flow provided by operating activities			$80,277	$57,583
Free cash flow (non-GAAP)			$54,794	$47,347
______________

(1)
Includes share-based compensation expense of $24.4 million and $38.8 million for the three and six months ended January 31, 2014, respectively, and $8.8 million and $17.1 million for the three and six months ended January 31, 2013, respectively.

(2)
Includes IP litigation expense of $2.7 million and $4.5 million for the three and six months ended January 31, 2014, respectively, and $0.4 million and $1.0 million for the three and six months ended January 31, 2013, respectively.

(3)
Includes a payment for the mutual release of claims and an extension of an existing mutual covenant not to sue for six years in the amount of $20.0 million for the three and six months ended January 31, 2014, and $0 for the three and six months ended January 31, 2013.

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

•
Cash Flow Provided by Operating Activities. We monitor cash flow provided by operating activities as a measure of our overall business performance. Our cash flow provided by operating activities is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring cash flow provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and share-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$80,277	$57,583
Less: purchase of property, equipment, and other assets	25,483	10,236
Free cash flow (non-GAAP)	$54,794	$47,347
Net cash used in investing activities	$(149,662)	$(192,228)
Net cash provided by (used in) financing activities	$20,638	$(73)

•
Billings (non-GAAP). We define billings, a non-GAAP financial measure, as total revenue plus the change in deferred revenue during the period. Billings is a key measure used by our management to manage our business because billings drive deferred revenue, which is an important indicator of the health and visibility of our business. We consider billings to be a useful metric for management and investors, particularly as we experience increased sales of subscriptions and strong renewal rates for subscriptions and support and maintenance services, and monitor our near term cash flows. We believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Billings (non-GAAP):
Total revenue	$141,068	$96,499	$269,248	$182,433
Add: change in total deferred revenue	45,635	27,775	75,361	52,375
Billings (non-GAAP)	$186,703	$124,274	$344,609	$234,808
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

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. Our subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one to five years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from quarter to quarter, as we continue to grow in response to demand for our products and services. As of January 31, 2014, we expect to recognize approximately $267.0 million of share-based compensation over a weighted-average period of three years, excluding additional share-based compensation related to any future grants of share-based awards. Share-based compensation, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, professional services, and allocated costs. We continue to increase the size of our sales force and have also substantially grown our sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services and certain non-recurring general expenses. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional legal costs related to ongoing IP litigation and additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.

Interest Income
Interest income consists of income earned on our cash, cash equivalents, and investments. We expect interest income will increase as we grow our cash and investments portfolio depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending on foreign exchange rate movements.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and federal and state income taxes in the United States. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits. We expect the provision for income taxes to increase in future years. We implemented our corporate structure and intercompany relationships to more closely align with the international nature of our business in the fourth quarter of fiscal 2013. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long term may be lower than the U.S. federal statutory tax rate through changes in international procurement and sales operations.
Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$80,823	$61,944	$156,308	$117,458
Services	60,245	34,555	112,940	64,975
Total revenue	141,068	96,499	269,248	182,433
Cost of revenue:
Product	20,221	16,636	38,175	31,052
Services	17,283	10,982	33,136	20,756
Total cost of revenue	37,504	27,618	71,311	51,808
Total gross profit	103,564	68,881	197,937	130,625
Operating expenses:
Research and development	24,253	15,495	44,146	28,807
Sales and marketing	76,734	45,796	144,100	88,403
General and administrative	39,733	9,747	53,858	18,703
Total operating expenses	140,720	71,038	242,104	135,913
Operating loss	(37,156)	(2,157)	(44,167)	(5,288)
Interest income	187	116	347	214
Other expense, net	(371)	(60)	(134)	(230)
Loss before income taxes	(37,340)	(2,101)	(43,954)	(5,304)
Provision for income taxes	2,606	512	3,853	824
Net loss	$(39,946)	$(2,613)	$(47,807)	$(6,128)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	57.3%	64.2%	58.1%	64.4%
Services	42.7%	35.8%	41.9%	35.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	14.3%	17.2%	14.2%	17.0%
Services	12.3%	11.4%	12.3%	11.4%
Total cost of revenue	26.6%	28.6%	26.5%	28.4%
Total gross profit	73.4%	71.4%	73.5%	71.6%
Operating expenses:
Research and development	17.2%	16.1%	16.4%	15.8%
Sales and marketing	54.4%	47.5%	53.5%	48.5%
General and administrative	28.1%	10.0%	20.0%	10.2%
Total operating expenses	99.7%	73.6%	89.9%	74.5%
Operating loss	(26.3)%	(2.2)%	(16.4)%	(2.9)%
Interest income	0.1%	0.1%	0.1%	0.1%
Other expense, net	(0.3)%	(0.1)%	—%	(0.1)%
Loss before income taxes	(26.5)%	(2.2)%	(16.3)%	(2.9)%
Provision for income taxes	1.8%	0.5%	1.4%	0.5%
Net loss	(28.3)%	(2.7)%	(17.7)%	(3.4)%
Comparison of the Three and Six Month Periods Ended January 31, 2014 and 2013
Revenue

	Three Months Ended January 31,				Six Months Ended January 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$80,823	$61,944	$18,879	30.5%	$156,308	$117,458	$38,850	33.1%
Services	60,245	34,555	25,690	74.3%	112,940	64,975	47,965	73.8%
Total revenue	$141,068	$96,499	$44,569	46.2%	$269,248	$182,433	$86,815	47.6%
Revenue by geographic theater:
Americas	$90,869	$60,279	$30,590	50.7%	$177,035	$114,936	$62,099	54.0%
EMEA	33,098	24,217	8,881	36.7%	56,973	43,894	13,079	29.8%
APAC	17,101	12,003	5,098	42.5%	35,240	23,603	11,637	49.3%
Total revenue	$141,068	$96,499	$44,569	46.2%	$269,248	$182,433	$86,815	47.6%
Product revenue increased $18.9 million, or 30.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase was driven by increased demand for our PA-3000 Series firewalls, which we launched in November 2012.

Product revenue increased $38.9 million, or 33.1%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. The increase was driven by increased demand for our PA-3000 Series firewalls, which we launched in November 2012.
Service revenue increased $25.7 million, or 74.3%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase was driven by a 76.0% increase in our subscription revenue and a 72.8% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.
Service revenue increased $48.0 million, or 73.8%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. The increase was driven by a 74.0% increase in our support and maintenance revenue and a 73.6% increase in our subscription revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2014 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three and six months ended January 31, 2014 due to our investment in our sales force and number of partners in these theaters.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,				Six Months Ended January 31,
	2014		2013		2014		2013
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$20,221		$16,636		$38,175		$31,052
Services	17,283		10,982		33,136		20,756
Total cost of revenue	$37,504		$27,618		$71,311		$51,808
Gross profit:
Product	$60,602	75.0%	$45,308	73.1%	$118,133	75.6%	$86,406	73.6%
Services	42,962	71.3%	23,573	68.2%	79,804	70.7%	44,219	68.1%
Total gross profit	$103,564	73.4%	$68,881	71.4%	$197,937	73.5%	$130,625	71.6%
Product cost increased $3.6 million, or 21.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013 due to an increase in product unit volume, including sales of our PA-3000 Series firewalls, partially offset by decreases in manufacturing cost.
Product cost increased $7.1 million, or 22.9%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013 due to an increase in product unit volume, including sales of our PA-3000 Series firewalls, partially offset by decreases in manufacturing cost.
Service cost increased $6.3 million, or 57.4%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013 due to an increase in personnel costs of $3.1 million related to increasing our headcount, allocated costs of $1.2 million and other costs incurred to expand our customer service capabilities to support our growing end-customer base.
Service cost increased $12.4 million, or 59.6%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013 due to an increase in personnel costs of $6.2 million related to increasing our headcount, allocated costs of $2.9 million, professional services costs of $1.1 million and other costs incurred to expand our customer service capabilities to support our growing end-customer base.
Gross margin increased 200 basis points for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase of 190 basis points in product margin was due to continued focus on material cost reductions. The increase of 310 basis points in services margin was due to an increase in support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period over period basis.

Gross margin increased 190 basis points for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. The increase of 200 basis points in product margin was due to continued focus on material cost reductions. The increase of 260 basis points in services margin was due to an increase in support and maintenance without a proportionate increase in our global customer service organization costs. The mix in services revenue was largely unchanged on a period over period basis.
Operating Expenses

	Three Months Ended January 31,				Six Months Ended January 31,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$24,253	$15,495	$8,758	56.5%	$44,146	$28,807	$15,339	53.2%
Sales and marketing	76,734	45,796	30,938	67.6%	144,100	88,403	55,697	63.0%
General and administrative	39,733	9,747	29,986	307.6%	53,858	18,703	35,155	188.0%
Total operating expenses	$140,720	$71,038	$69,682	98.1%	$242,104	$135,913	$106,191	78.1%
Includes share-based compensation of:
Research and development	$5,807	$1,973	$3,834	194.3%	$9,159	$3,663	$5,496	150.0%
Sales and marketing	9,745	3,935	5,810	147.6%	16,678	8,233	8,445	102.6%
General and administrative	6,427	2,021	4,406	218.0%	8,803	3,765	5,038	133.8%
Total	$21,979	$7,929	$14,050	177.2%	$34,640	$15,661	$18,979	121.2%
Research and development expense increased $8.8 million, or 56.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, due to an increase in personnel costs of $5.7 million largely due to an increase in headcount, an increase in allocated costs of $1.7 million, and an increase in development costs of $0.7 million to support continued investment in our future product and service offerings.
Research and development expense increased $15.3 million, or 53.2%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013, due to an increase in personnel costs of $9.4 million largely due to an increase in headcount, an increase in allocated costs of $3.6 million, and an increase in development costs of $1.7 million to support continued investment in our future product and service offerings.
Sales and marketing expense increased $30.9 million, or 67.6%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, due to an increase in personnel costs of $21.3 million largely due to an increase in headcount, an increase in allocated costs of $4.2 million, and an increase in travel and entertainment costs of $2.9 million.
Sales and marketing expense increased $55.7 million, or 63.0%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013, due to an increase in personnel costs of $38.4 million largely due to an increase in headcount, an increase in allocated costs of $7.6 million, and an increase in travel and entertainment costs of $5.2 million.
General and administrative expense increased $30.0 million, or 307.6%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, due to the recognition of an expense of $20.0 million for a mutual release of claims and an extension of an existing mutual covenant not to sue for six more years. The remaining increase was due to an increase in personnel costs of $5.3 million, largely due to an increase in headcount, and an increase in professional services costs of $3.1 million, including expenses related to ongoing IP litigation with Juniper of $2.7 million.
General and administrative expense increased $35.2 million, or 188.0%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013, due to the recognition of an expense of $20.0 million for a mutual release of claims and an extension of an existing mutual covenant not to sue for six more years. The remaining increase was due to an increase in personnel costs of $6.8 million, largely due to an increase in headcount, and an increase in professional services costs of $5.3 million, including expenses related to ongoing IP litigation with Juniper of $4.5 million.

Provision for Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for income taxes	$2,606	$512	$3,853	$824
Effective tax rate	(7.0)%	(24.4)%	(8.8)%	(15.5)%
We recorded an income tax provision for the three and six months ended January 31, 2014 due to federal, state, and foreign income taxes and foreign withholding taxes. The provision for income taxes increased for the three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013 due to increased U.S. taxable income and a shift in geographical mix of income due to global expansion.
Liquidity and Capital Resources

	January 31, 2014	July 31, 2013
	(in thousands)
Working capital	$292,478	$323,597
Cash, cash equivalents, and investments:
Cash and cash equivalents	$261,867	$310,614
Investments	239,450	126,321
Total cash, cash equivalents, and investments	$501,317	$436,935

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$80,277	$57,583
Cash used in investing activities	(149,662)	(192,228)
Cash provided by (used in) financing activities	20,638	(73)
Net decrease in cash and cash equivalents	$(48,747)	$(134,718)
At January 31, 2014, our cash, cash equivalents, and investments of $501.3 million were held for working capital purposes, of which approximately $60.1 million was held outside the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We may choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities during the six months ended January 31, 2014 was $80.3 million, an increase of $22.7 million compared to the six months ended January 31, 2013 due to changes in our assets and liabilities, partially offset by an increase in our net loss during the six months ended January 31, 2014. Our net loss for the six months ended January 31, 2014 included a $20.0 million payment for a mutual release of claims and an extension of an existing mutual covenant not to sue for six more years. Changes in assets and liabilities during the six months ended January 31, 2014 compared to the six months ended January 31, 2013 include an increase in collections on accounts receivable as well as an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.

Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used by investing activities during the six months ended January 31, 2014 was $149.7 million, a decrease of $42.6 million as compared to the six months ended January 31, 2013. The decrease was primarily due to lower net purchases of available-for-sale investments, partially offset by increased purchases of property, equipment, and other assets, as well as our business acquisition during the six months ended January 31, 2014.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the six months ended January 31, 2014 was $20.6 million, an increase of $20.7 million as compared to the six months ended January 31, 2013. The increase was due to higher proceeds from the sale of shares through employee equity incentive plans during the six months ended January 31, 2014. In addition, during the six months ended January 31, 2013, we completed payments of our initial public offering costs.
Off-Balance Sheet Arrangements
Through January 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2013, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. See “Available Information” below for instructions on how to access our Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies and estimates as filed in such report, except for broadening our discussion on the Impairment of Long-Lived Assets to include critical accounting policies and estimates related to goodwill and intangible assets.
Goodwill and Other Long-Lived Assets
We make significant estimates, assumptions, and judgments when valuing goodwill and other purchased intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other purchased intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, the time and expenses that would be necessary to recreate the assets and the profit margin a market participant would receive. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe impairment indicators exist. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. If the fair value of the reporting unit does not exceed the carrying amount of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying amount of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
We evaluate long-lived assets, such as property, equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business, or a significant change in the operations of the acquired assets or use of an asset. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset or asset group is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Available Information
Our website is located at www.paloaltonetworks.com, and our investor relations website is located at http://investors.paloaltonetworks.com. Copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since July 31, 2013. For our quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K filed with the SEC on September 25, 2013.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 6 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and results of operations could be materially adversely affected. In that case, the market price of our common stock could decline.
Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and operating results will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of the first quarter of fiscal 2014 to the end of the second quarter of fiscal 2014, our headcount increased from 1,264 to 1,375 employees, and our number of end-customers increased from more than 14,500 to over 16,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, we relocated our corporate headquarters to a larger office space in Santa Clara, California in November 2013. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

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
On September 13, 2012, we filed with the U.S. Patent and Trademark Office requests for inter partes reexamination of five of the six patents asserted by Juniper in its original complaint. We did not file a request for reexamination on the withdrawn patent. The Patent and Trademark Office has since issued decisions on our requests for reexaminations. On October 19, 2012 and December 3, 2012, the Patent and Trademark Office granted our requests for reexamination as to three patents (the '459, '700 and '634 patents) rejecting a number of the claims asserted in the litigation, and on November 15, 2012 and 26, 2012, the Patent and Trademark Office denied our requests for reexamination as to two other patents (the '723 and '347 patents). We have the opportunity to seek review of these denials within the Patent and Trademark Office, and have done so with respect to one of the patents (the '723 patent). On June 20, 2013 and July 23, 2013, we filed with the U.S. Patent and Trademark Office petitions for inter partes review for two other patents asserted by Juniper in the litigation (the '612 and '752 patents). The Patent and Trademark Office granted both of those petitions and instituted trials to take place in August 2014 and September 2014. Should any claim challenged in our reexamination requests be finally determined to be valid and patentable, we may be precluded in litigation from challenging any such patent claim on invalidity grounds that were or could have been raised during the inter partes reexamination proceedings.
The judge has issued a scheduling order which sets forth the current expectation for important events in the lawsuit, although no assurances can be given that the schedule will not change. On June 18, 2012 and on October 12, 2012, Juniper served infringement contentions, which, among other things, assert that each of our products that run our PAN-OS operating system infringes each of the Juniper patents-in-suit. We served our invalidity contentions on Juniper on July 18, 2012 and, for the newly-asserted patents, on November 19, 2012. Each party served its opening expert report on April 12, 2013, and rebuttal expert report on May 13, 2013, and supplemental expert reports on June 11, 2013. The parties filed opening and responsive briefs regarding claim construction (also known as Markman), filed their opening summary judgment briefs on August 20, 2013, and filed opposition briefs and additional summary judgment motions on September 12, 2013. A hearing to resolve claim construction issues, as well as motions for summary judgment, was heard on November 15, 2013, and a trial began on February 24, 2014.
The Court issued an order on February 6, 2014, in which the Court construed several disputed claim limitations, granted Juniper’s motion for summary judgment of assignor estoppel, denied Juniper’s motion for summary judgment of infringement, and granted in part and denied in part our motion for summary judgment of non-infringement. Pursuant to the Court’s general standing order, the February 2014 trial will be limited to determining whether we infringe one or more of the asserted patents. Thereafter, the Court will rule on any post-trial motions and enter a judgment on infringement. According to the Court’s general standing order, if Juniper were to prevail on one or more of its patents, a subsequent trial on damages would be scheduled following an appeal on the liability issues to the appellate court.

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
You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 48% and 60% in the six months ended January 31, 2014 and six months ended January 31, 2013, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to maintain or increase profitability or cash flow on a consistent basis. If we cannot maintain or increase our profitability or cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $47.8 million in the first two quarters of fiscal 2014, $29.2 million in fiscal 2013 and $12.5 million in fiscal 2011. As a result, we had an accumulated deficit of $157.1 million at January 31, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from maintaining or increasing profitability or cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations, resulting in a decline in the market price of our common stock.
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
We depend on third-party manufacturers, primarily Flextronics International Ltd., our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act that require us to diligence, disclose and report whether or not our products contain conflicts minerals. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Our products rely on key components, including integrated circuit components, which our contract manufacturers purchase on our behalf from a limited number of suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions. A fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the necessary components for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our operating results. Similarly, a localized health risk affecting employees at these facilities, such as the spread of a pandemic influenza, could impair the volume of components that we are able to obtain, which could result in substantial harm to our operating results.

We do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins and operating results could be negatively impacted. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs, which would negatively impact our revenue and gross margins. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or continue to manufacture such components, we could be forced to redesign our products and qualify new components from alternate suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.
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
Services revenue accounts for a significant portion of our revenue, comprising 42% of total revenue in the six months ended of January 31, 2014 and 36% of total revenue in the six months ended of January 31, 2013. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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

If the network security market does not continue to adopt our network security platform, our sales will not grow as quickly as anticipated, and the market price of our common stock could decline.
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
To remain competitive, we must successfully manage product introductions and transitions.
Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, and enhance existing products and services. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions.
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
For the six months ended of January 31, 2014, three channel partners represented 69% of our total revenue, and as of January 31, 2014, three channel partners represented 72% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, spending on network security by various agencies of the U.S. government may be reduced as a result of sequestration which could adversely impact our business and operating results. In addition, the U.S. Congress may take additional action in 2014 to further reduce federal spending and the deficit which could further impact our business and operating results.
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
Our ability to sell our products is dependent on the quality of our channel partners’ technical support services, and our channel partners’ failure to offer high quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and services, our sales, and our operating results.
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
Our classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
Claims by others that we infringe their proprietary technology or other rights could harm our business.
Companies in the enterprise network security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q as well as the risk factor above entitled “We are involved in litigation in which Juniper alleges that our appliances infringe seven of its patents. If Juniper prevails in the litigation, we could be required to pay substantial damages for past sales of any infringing appliances, enjoined from manufacturing, using, selling, and importing such appliances if a license or other right to continue selling our appliances is not made available to us, and required to pay substantial ongoing royalties and comply with unfavorable terms if such a license is made available to us.” for information related to pending litigation.
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
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to patent-related laws enacted in the United States and other jurisdictions, including the recent America Invents Act and changes that may bring into question the validity of certain categories of software patents, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. As a result, we may not be able to obtain adequate patent protection or effectively enforce any issued patents.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
We license technology from third parties, and our inability to maintain those licenses could harm our business.
We incorporate technology that we license from third parties, including software, into our products and services. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and services containing that technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and that may require us to use alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.
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
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-

customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and operating results.
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
As part of our business strategy, we may make investments in complementary companies, products, or technologies. For example, in December 2013 we acquired Morta Security, Inc., a cybersecurity company. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our financial condition and results of operations could suffer if there is an impairment of goodwill.
As of January 31, 2014, our goodwill was $10.1 million and we have not recorded any goodwill impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, and income taxes.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling, and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results, and financial condition.
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
The market price of our common stock may be volatile and the value of your investment could decline.
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $72.61 to $39.08, through February 10, 2014. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

•
litigation involving us, our industry, or both, including any developments with respect to our pending litigation, described under the "Litigation" subheading in Note 6 Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe;
In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2014, we had outstanding approximately 73,998,000 shares of our common stock.
As of January 31, 2014, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves. We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or this internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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

Date: February 24, 2014

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