Form 10-Q
period 2014-04-30
Palo Alto Networks Inc
filed 2014-06-03
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of May 12, 2014 was 77,077,404.

PART I

ITEM 1.    FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 30, 2014	July 31, 2013
Assets
Current assets:
Cash and cash equivalents	$234,790	$310,614
Short-term investments	133,180	109,007
Accounts receivable, net of allowance for doubtful accounts of $693 and $51 at April 30, 2014 and July 31, 2013, respectively	114,789	87,461
Prepaid expenses and other current assets	33,686	22,617
Total current assets	516,445	529,699
Property and equipment, net	48,488	32,086
Long-term investments	103,902	17,314
Goodwill	155,086	—
Intangible assets, net	49,613	1,358
Other assets	6,853	5,149
Total assets	$880,387	$585,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,641	$15,544
Accrued and other liabilities	150,296	14,609
Accrued compensation	29,188	22,004
Deferred revenue	231,226	153,945
Total current liabilities	435,351	206,102
Deferred revenue—non-current	136,707	95,285
Other long-term liabilities	36,636	11,799
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at April 30, 2014 and July 31, 2013	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 77,055 and 71,612 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	7	7
Additional paid-in capital	575,293	381,703
Accumulated other comprehensive gain (loss)	61	(16)
Accumulated deficit	(303,668)	(109,274)
Total stockholders’ equity	271,693	272,420
Total liabilities and stockholders’ equity	$880,387	$585,606

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Revenue:
Product	$84,128	$60,793	$240,436	$178,251
Services	66,572	40,496	179,512	105,471
Total revenue	150,700	101,289	419,948	283,722
Cost of revenue:
Product	20,425	15,855	58,600	46,907
Services	19,285	11,835	52,421	32,591
Total cost of revenue	39,710	27,690	111,021	79,498
Total gross profit	110,990	73,599	308,927	204,224
Operating expenses:
Research and development	27,837	16,048	71,983	44,855
Sales and marketing	83,995	51,733	228,095	140,136
General and administrative	23,717	12,268	57,575	30,971
Legal settlement (Note 12)	121,173	—	141,173	—
Total operating expenses	256,722	80,049	498,826	215,962
Operating loss	(145,732)	(6,450)	(189,899)	(11,738)
Interest income	272	133	619	347
Other income (expense), net	145	(157)	11	(387)
Loss before income taxes	(145,315)	(6,474)	(189,269)	(11,778)
Provision for income taxes	1,272	808	5,125	1,632
Net loss	$(146,587)	$(7,282)	$(194,394)	$(13,410)
Net loss per share, basic and diluted	$(1.96)	$(0.10)	$(2.66)	$(0.20)
Weighted-average shares used to compute net loss per share, basic and diluted	74,967	69,575	73,127	67,980

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net loss	$(146,587)	$(7,282)	$(194,394)	$(13,410)
Other comprehensive gain, net of tax:
Change in unrealized gains (losses) on investments	18	34	87	23
Reclassification adjustment for realized net gains on investments included in net loss	—	—	(10)	—
Net change	18	34	77	23
Comprehensive loss	$(146,569)	$(7,248)	$(194,317)	$(13,387)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	April 30,
	2014	2013
Cash flows from operating activities
Net loss	$(194,394)	$(13,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,638	7,221
Amortization of investment premiums, net of accretion of purchase discounts	1,180	1,445
Share-based compensation for equity based awards	66,685	29,608
Excess tax benefit from share-based compensation	(758)	(177)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,220)	(45,847)
Prepaid expenses and other assets	(7,926)	(5,991)
Accounts payable	8,965	3,347
Accrued and other liabilities	137,835	13,097
Deferred revenue	118,551	83,496
Net cash provided by operating activities	114,556	72,789
Cash flows from investing activities
Purchase of property, equipment, and other assets	(31,379)	(16,595)
Purchase of investments	(316,911)	(310,683)
Proceeds from sales of investments	6,630	13,491
Proceeds from maturities of investments	198,080	117,150
Acquisition of business, net of cash acquired	(85,726)	—
Net cash used in investing activities	(229,306)	(196,637)
Cash flows from financing activities
Excess tax benefit from share-based compensation	758	177
Proceeds from exercise of stock options	25,431	11,195
Proceeds from employee stock purchase plan	12,869	6,267
Repurchase of restricted common stock from terminated employees	(132)	(71)
Payment of initial public offering costs	—	(2,698)
Net cash provided by financing activities	38,926	14,870
Net decrease in cash and cash equivalents	(75,824)	(108,978)
Cash and cash equivalents—beginning of period	310,614	322,642
Cash and cash equivalents—end of period	$234,790	$213,664

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation enterprise security platform that allows enterprises, service providers, and government entities to simultaneously empower and secure their organization by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and preventing breaches stemming from targeted cyber attacks. Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Next-Generation Endpoint Protection, and our Next-Generation Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Next-Generation Endpoint Protection protects against cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Next-Generation Threat Intelligence Cloud provides central intelligence capabilities as well as automation of delivery of preventative measures against cyber attacks. We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. Our partners are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The condensed consolidated financial statements include all adjustments necessary for a fair presentation of our quarterly results. All adjustments are of a normal recurring nature. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three and nine months ended April 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, except for the inclusion of a policy related to business combinations, amortization of intangible assets, and broadening our policy on the Impairment of Long-Lived Assets to include policies related to goodwill and intangible assets.
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
Amortization of Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Acquisition-related in-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. Assets related to projects that have been completed are transferred to developed technology, which are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to research and development.
Impairment of Goodwill, Intangible Assets, and Long-Lived Assets

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
We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance is effective for us in the first quarter of fiscal 2015 and will be applied prospectively. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.
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

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	April 30, 2014				July 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$—	$—	$—	$1,822	$—	$—	$1,822
U.S. government and agency securities	—	4,000	—	4,000	—	46,700	—	46,700
Money market funds	—	—	—	—	131,845	—	—	131,845
Total cash equivalents	—	4,000	—	4,000	133,667	46,700	—	180,367
Short-term investments:
Corporate debt securities	—	27,583	—	27,583	—	32,834	—	32,834
U.S. government and agency securities	—	105,597	—	105,597	—	76,173	—	76,173
Total short-term investments	—	133,180	—	133,180	—	109,007	—	109,007
Long-term investments:
Certificates of deposit	—	3,001	—	3,001	—	—	—	—
Corporate debt securities	—	18,390	—	18,390	—	12,317	—	12,317
U.S. government and agency securities	—	82,511	—	82,511	—	4,997	—	4,997
Total long-term investments	—	103,902	—	103,902	—	17,314	—	17,314
Other assets:
Restricted cash	1,220	—	—	1,220	1,221	—	—	1,221
Total other assets	1,220	—	—	1,220	1,221	—	—	1,221
Total assets measured at fair value	$1,220	$241,082	$—	$242,302	$134,888	$173,021	$—	$307,909
3. Investments
The following tables summarize our unrealized gains and losses and fair value of investments as of April 30, 2014 and July 31, 2013 (in thousands):

	April 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,000	$1	$—	$3,001
Corporate debt securities	45,957	22	(6)	45,973
U.S. government and agency securities	192,064	68	(24)	192,108
Total	$241,021	$91	$(30)	$241,082

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,822	$—	$—	$1,822
Corporate debt securities	45,173	12	(34)	45,151
U.S. government and agency securities	127,864	8	(2)	127,870
Money market funds	131,845	—	—	131,845
Total	$306,704	$20	$(36)	$306,688
The following tables present our investments that were in an unrealized loss position as of April 30, 2014 and July 31, 2013 (in thousands):

	April 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	16,766	(6)	—	—	16,766	(6)
U.S. government and agency securities	33,601	(24)	—	—	33,601	(24)
Total	$50,367	$(30)	$—	$—	$50,367	$(30)

	July 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$31,429	$(34)	$—	$—	$31,429	$(34)
U.S. government and agency securities	15,926	(2)	—	—	15,926	(2)
Total	$47,355	$(36)	$—	$—	$47,355	$(36)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at April 30, 2014.
The following table summarizes the amortized cost and fair value of our investments as of April 30, 2014, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$137,154	$137,180
Due within one to two years	103,867	103,902
Total	$241,021	$241,082
4. Acquisitions
Business Combinations
Cyvera Ltd.
On April 9, 2014, we completed our acquisition of Cyvera Ltd. (“Cyvera”), a privately-held cybersecurity company located in Tel Aviv, Israel. The acquisition extends our next-generation security platform with an innovative approach to preventing attacks on the endpoint. We have accounted for this transaction as a business combination in exchange for total consideration of approximately $177,647,000, which consisted of the following (in thousands):

Amount
Cash	$90,170
Common stock (1,281,000 shares)	87,477
Total	$177,647
As part of the acquisition, we agreed to replace Cyvera's unvested options with our restricted stock units with an estimated fair value of $6,353,000. Of the total estimated fair value, a portion was allocated to the purchase consideration and the remainder was allocated to future services and will be expensed over the remaining service periods on a straight-line basis as share-based compensation.
In addition, we issued 276,000 shares of restricted common stock with a total fair value of $17,612,000 to certain Cyvera employees. The restriction on these shares will be released over a period of three years from the acquisition date, subject to continued employment. These shares were excluded from the purchase consideration and are being expensed over the remaining service periods on a straight-line basis as share-based compensation.

We expensed the related acquisition costs in the amount of $3,583,000 in general and administrative expenses in the three and nine months ended April 30, 2014.
The following table summarizes our preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed (in thousands):

Amount
Cash	$6,930
Goodwill	144,992
Identified intangible assets	42,300
Accrued and other liabilities, net	(6,950)
Long-term deferred tax liability, net	(9,625)
Total	$177,647
We expect to finalize the valuation as soon as practicable, but not later than 12 months from the acquisition date.
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$34,500	7 years
In-process research and development	7,600	N/A
Other	200	2 years
Total	$42,300
Goodwill generated from this business combination is primarily attributable to the assembled workforce and synergies from combined selling opportunities of both network security products and endpoint security products. The goodwill is not tax deductible for Israeli income tax purposes.
Cyvera’s operating results are included in our Condensed Consolidated Statements of Operations from the date of the acquisition and are considered immaterial for purposes of financial disclosures.
The following table presents the unaudited pro forma financial information for the three and nine months ended April 30, 2014 and 2013, as though the companies were combined as of August 1, 2012 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Total revenue	$150,732	$101,295	$420,023	$283,739
Net loss	$(149,776)	$(10,744)	$(210,276)	$(23,502)
The pro forma financial information for the three and nine months ended April 30, 2014 and 2013 has been calculated after adjusting the results of Cyvera to reflect the business combination accounting effects resulting from this acquisition as though the acquisition occurred as of August 1, 2012, including the amortization expense from acquired intangible assets and post-acquisition share-based compensation expense related to restricted common stock and the replacement of unvested Cyvera options. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal 2013.
The pro forma financial information for the three and nine months ended April 30, 2014 and 2013 combines the historical results of the Company for the three and nine months ended April 30, 2014 and 2013 and the adjusted historical results of Cyvera for the three and nine months ended March 31, 2014 and 2013, due to differences in reporting periods and considering the date the Company acquired Cyvera.
Morta Security, Inc.
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
The following table summarizes our preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed (in thousands):

Amount
Goodwill	$10,094
Identified intangible assets	2,200
Net liabilities assumed	(1,949)
Total	$10,345
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
In-process research and development held for defensive purposes	$1,900	3 years
Other	300	2 years
Total	$2,200
Morta’s operating results are included in our Condensed Consolidated Statements of Operations from the date of the acquisition and are considered immaterial for purposes of pro forma financial disclosures. Goodwill generated from this business combination is primarily attributable to human capital with threat intelligence experience and capabilities, and is not tax deductible for U.S. federal income tax purposes.
Other Purchased Intangible Assets
On September 4, 2013 we entered into an agreement to purchase intellectual property for $5,000,000, which is being amortized over a weighted-average period of 13 years.
5. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
Balance as of July 31, 2013	$—	$—	$—
Goodwill acquired	155,086	—	155,086
Balance as of April 30, 2014	$155,086	$—	$155,086
Purchased Intangible Assets
The following tables present details of our purchased intangible assets as of April 30, 2014 and July 31, 2013 (in thousands):

	April 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$34,500	$(411)	$34,089
Acquired intellectual property	6,546	(753)	5,793
In-process research and development held for defensive purposes	1,900	(212)	1,688
Other	500	(57)	443
Total intangible assets with finite lives	43,446	(1,433)	42,013
In-process research and development with indefinite lives	7,600	—	7,600
Total purchased intangible assets	$51,046	$(1,433)	$49,613

	July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property	$1,546	$(188)	$1,358
Amortization expense was $820,000 and $1,245,000 for the three and nine months ended April 30, 2014, respectively, and $42,000 and $68,000 for the three and nine months ended April 30, 2013, respectively.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of April 30, 2014 (in thousands):

	Fiscal Years Ending July 31,
	Remaining 2014	2015	2016	2017	2018	2019 and Thereafter
Developed technology	$1,232	$4,928	$4,928	$4,928	$4,928	$13,145
Acquired intellectual property	205	761	704	611	484	3,028
In-process research and development held for defensive purposes	158	633	633	264	—	—
Other	63	250	130	—	—	—
Total future amortization expense	$1,658	$6,572	$6,395	$5,803	$5,412	$16,173
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments on our operating leases as of April 30, 2014 (in thousands):

Amount
Fiscal years ending July 31:
Remaining 2014	$2,930
2015	13,778
2016	14,018
2017	13,052
2018	11,774
2019 and thereafter	52,300
Committed gross lease payments	107,852
Less: proceeds from sublease rental	10,700
Net operating lease obligation	$97,152
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of April 30, 2014, we had $29,407,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. ("Juniper") filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint sought preliminary and permanent injunctions against infringement, treble damages, and attorneys' fees. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. The Court issued an order on February 6, 2014, in which the Court construed several disputed claim limitations, granted Juniper’s motion for summary judgment of assignor estoppel, precluding us from raising in the litigation challenges to the validity of Juniper’s patents, denied Juniper’s motion for summary judgment of infringement, and granted in part and denied in part our motion for summary judgment of non-infringement. A trial took place in February 2014. Following the trial, the jury was unable to reach a verdict and the Court declared a mistrial.
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
On September 30, 2013, we filed a lawsuit against Juniper in the United States District Court for the Northern District of California. The lawsuit alleged that Juniper’s products infringe three of our U.S. patents, and sought monetary damages and a permanent injunction. On November 21, 2013, Juniper filed an answer and counterclaims in a separate action in the United States District Court for the Northern District of California. In its counterclaims Juniper sought a declaration that the asserted patents owned by us are not infringed and are invalid. Juniper’s counterclaims also asserted that our products infringe three additional Juniper patents.
On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper to resolve all pending litigation between the parties, including those discussed above. Refer to Note 12 Subsequent Events for more information on the settlement agreement.
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
7. Mutual Covenant Not to Sue and Release Agreement
On January 27, 2014, we executed a Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc., thereby extending an existing covenant for six more years. We evaluated the transaction as a multiple-element arrangement and allocated the one-time payment that we made in the amount of $20,000,000 to each identifiable element using its relative fair value. Based on our estimates of fair value, we determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, we recorded a $20,000,000 settlement charge within operating expenses during the three months ended January 31, 2014.
8. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	10,033	$11.74	7.8	$373,228
Options granted	—	—
Options forfeited	(488)	15.17
Options exercised	(2,949)	8.62
Balance—April 30, 2014	6,596	12.88	7.3	$334,417
Options vested and expected to vest—April 30, 2014	6,410	$12.77	7.3	$325,692
Options exercisable—April 30, 2014	3,668	$10.25	7.0	$195,614
Restricted Stock Units (RSUs) Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	2,241	$54.36	1.5	$109,675
RSUs granted	4,073	56.77
RSUs vested	(646)	55.95
RSUs forfeited	(358)	55.29
Balance—April 30, 2014	5,310	$55.95	1.5	$337,610
RSUs vested and expected to vest—April 30, 2014	4,782	$55.89	1.4	$304,040
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of April 30, 2014 (in thousands):

Number of Shares
Balance—July 31, 2013	8,932
Authorized	3,223
RSUs granted	(4,073)
Repurchased	27
Options forfeited	488
RSUs forfeited	358
Balance—April 30, 2014	8,955
Employee Stock Purchase Plan (ESPP)
Compensation expense recognized in connection with the 2012 Employee Stock Purchase Plan was $1,142,000 and $3,217,000 for the three and nine months ended April 30, 2014, respectively, and $1,132,000 and $3,943,000 for the three and nine months ended April 30, 2013, respectively.
Share-Based Compensation
The following table summarizes the assumptions used to value grants related to the 2012 ESPP in each period:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected term (years)	<1 year	<1 year	<1 year	<1 year
Volatility	41%	41%	40%	41%
Dividend yield	—%	—%	—%	—%
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Cost of revenue	$3,156	$1,364	$7,311	$2,799
Research and development	8,666	3,024	17,825	6,687
Sales and marketing	12,372	5,686	29,050	13,919
General and administrative	3,798	2,560	12,601	6,325
Total	$27,992	$12,634	$66,787	$29,730
At April 30, 2014, total compensation cost related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $282,866,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
During the nine months ended April 30, 2014, we accelerated the vesting of certain share-based awards and as a result, in the three and nine months ended April 30, 2014, we recorded compensation expense within general and administrative expense of $62,000 and $3,446,000, respectively.
During the three months ended October 31, 2012, we modified the terms of certain share-based awards and as a result, in the three and nine months ended April 30, 2013, we recorded compensation expense within sales and marketing expense of nil and $1,861,000, respectively.
9. Income Taxes
Our provision for income taxes for the three and nine months ended April 30, 2014 reflects an effective tax rate of negative 1% and negative 3%, respectively. Our effective tax rates for these periods were negative due to the fact that we recorded a provision for income taxes on year-to-date losses. The key components of our income tax provision, and the related effective tax rate, consist of foreign tax losses which derive no benefit, non-deductible share-based compensation and foreign withholding taxes. As compared to the same periods last year, our negative effective tax rate changed due to fluctuations in our overall loss before income taxes and the geographic mix of income due to global expansion.
Our provision for income taxes for the three and nine months ended April 30, 2013 reflects an effective tax rate of negative 12% and negative 14%, respectively, and consists of foreign income and withholding taxes.
10. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net loss	$(146,587)	$(7,282)	$(194,394)	$(13,410)
Weighted-average shares used to compute net loss per share, basic and diluted	74,967	69,575	73,127	67,980
Net loss per share, basic and diluted	$(1.96)	$(0.10)	$(2.66)	$(0.20)
The following outstanding options, RSUs, and ESPP shares were excluded from the computation of diluted net loss per common share for the periods presented as their effects would have been antidilutive (in thousands):

	April 30, 2014	April 30, 2013
Options to purchase common stock	6,596	10,637
RSUs	5,310	1,798
ESPP shares	41	—
11. Related Party Transactions
Certain members of our board of directors serve as board members or executive officers of certain of our customers and in some cases are also investors of these customers. We believe these transactions with related party customers are carried out on terms that are consistent with similar transactions with our comparable customers. We had sales transactions with significant related party customers of $1,619,000 and $3,776,000 for the three and nine months ended April 30, 2014, respectively, and $903,000 and $2,381,000 for the three and nine months ended April 30, 2013, respectively. Amounts payable to and due from related party customers were not material at April 30, 2014.
12. Subsequent Events
On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement with Juniper, whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we agreed to pay Juniper a one-time settlement amount of approximately $175,000,000, which was comprised of $75,000,000 in cash, 1,081,000 shares of our common stock with an approximate value of $70,000,000, and a warrant to purchase 463,000 shares of our common stock with an approximate value of $30,000,000, in exchange for the following:

•	Mutual dismissal with prejudice of all pending litigation between the parties and general release of all liability for Palo Alto Networks and Juniper,

•	Cross-license between both parties for the patents-in-suit and associated family members and counterparts worldwide for the life of the patents, and

•	Mutual covenant not to sue for infringement of any other patents for a period of eight years.
For accounting purposes, the fair value of the total consideration as of the settlement date was $182,473,000 . The fair values of the common stock and warrant were measured using the closing price of our common stock on the settlement date.
We accounted for the settlement agreement as a multiple element arrangement and allocated the fair value of the consideration as of the settlement date to the identifiable elements based on their estimated fair values. Of the total settlement amount, $61,300,000 was allocated to the licensing of intellectual property, $54,300,000 was allocated to the mutual dismissal of claims, and the remaining amount was allocated to the mutual covenant not to sue. The mutual dismissal of claims and the covenant not to sue have no identifiable future benefit, and as a result we accrued a settlement charge within operating expenses as of and for the three and nine months ended April 30, 2014. The licensing of intellectual property will be recorded in our fiscal fourth quarter and will be amortized over the estimated period of benefit of five years.
The warrant entitles Juniper to purchase up to 463,000 shares of common stock at an exercise price of $0.0001 per share and will expire seven months from the date of its issuance. Once issued, the liability-classified warrant will be remeasured through earnings at the end of each reporting period until exercised. The amount of future remeasurement is undeterminable and will be driven predominantly by increases or decreases in our stock price.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: statements regarding trends in revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, interest and other income, income taxes, investments and liquidity; expected growth in our installed base, the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our Generally Accepted Accounting Principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. Discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended April 30, 2014 to the three and nine months ended April 30, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

•	Available Information. A discussion of sources of additional information available to investors.
Overview
We have pioneered the next-generation of enterprise security with our innovative platform that allows enterprises, service providers, and government entities to simultaneously empower and secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches stemming from targeted cyber attacks. Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Next-Generation Endpoint Protection, and our Next-Generation Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Next-Generation Endpoint Protection protects against cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Next-Generation Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using our dedicated WildFire appliance, WF-500.
We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is generated from sales of our Next-Generation Firewall, which is available in hardware and virtualized form factors. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-to-site virtual private network (VPN), remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). Our

products are designed for different performance requirements throughout an organization, ranging from the PA-200, which is designed for enterprise remote offices, to the PA-7050, which is designed for data centers and high-speed networks. The same firewall functionality that is delivered in the hardware appliances is also available in the VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments. Multiple firewalls can leverage our WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware appliances across an organization with our Panorama product. In addition, our GlobalProtect appliance, GP-100, provides mobile device management, malware detection, and shares device state information to safely enable mobile devices for business use.
Services revenue is generated from sales of subscriptions, including our Next-Generation Endpoint Protection, and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. Our Next-Generation Endpoint Protection protects against cyber attacks that exploit software vulnerabilities in Windows-based fixed and virtual endpoints through the use of its unique capability of stopping the underlying exploit techniques, and can prevent cyber attacks without relying on prior knowledge of the attack. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. We leverage our appliances to sell SaaS (software as a service) subscription services to meet our customers’ evolving enterprise security requirements. Our hybrid SaaS revenue model consists of product, subscriptions, and support and maintenance, which will enable us to benefit from recurring revenues as we continue to grow our installed base. Sales of these services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.
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
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings during fiscal 2014. These new product offerings include: the PA-7050 firewall, the fastest Next-Generation Firewall in the industry with a throughput of 120Mbps; the GP-100 mobile security management appliance, which offers an easy to deploy, high-performance, dedicated management appliance for our GlobalProtect customers; and the VM-1000-HV virtual Next-Generation Firewall, which is fully integrated with VMware, Inc.’s NSX virtualization platform.
In addition, we extended our next-generation enterprise security platform and our technology leadership with the acquisitions of Cyvera Ltd. ("Cyvera") and Morta Security, Inc. ("Morta"). Cyvera's offering protects enterprises from cyber threats by using an innovative approach to block unknown, zero-day attacks on the endpoint. Through fiscal 2015, we intend to invest approximately $3.5 million in the forth quarter of fiscal 2014 and $25.0 million in fiscal 2015 in research and development, customer support, and growing our Next-Generation Endpoint Protection sales force. We anticipate billings (non-GAAP) and revenue of our Next-Generation Endpoint will begin ramping in the second half of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016. Morta provides a team of cybersecurity experts that will enhance our WildFire threat detection and prevention offering. These enhancements enable quick discovery and elimination of previously unknown malware, zero-day exploits, and advanced persistent threats.
During the third quarter of fiscal 2014, we added more than 1,300 end-customers including some of the largest Fortune 100 and Global 2000 companies in the world. As of April 30, 2014, we had more than 17,000 end-customers in over 130 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. As of April 30, 2014, we had 1,556 employees.
We have experienced rapid growth and increased demand for our products in recent periods. For the third quarter of fiscal 2014 and 2013, revenues were $150.7 million and $101.3 million, respectively, representing year-over-year growth of 48.8%, despite continued uncertainty in the macroeconomic environment. These macroeconomic factors may continue to impact overall spending in information technology (IT) by our customers, which could adversely affect our revenues and operating results.
All three components of our hybrid SaaS revenue model experienced year-over-year growth, led by revenue from subscription services, which grew 71.4% to $32.0 million, followed by support and maintenance services, which grew 58.4% to $34.6 million, and product, which grew 38.4% to $84.1 million. The growth reflected increasing recurring revenue in our business model and rapid adoption of high margin subscription services in our base of end-customers.
In May 2014, we entered into a Settlement, Release and Cross-License Agreement ("settlement agreement") with Juniper Networks, Inc. ("Juniper"). Under the terms of the settlement agreement, we agreed to pay to Juniper $75.0 million in cash and transfer 1.1 million shares of our common stock with an approximate value of $70.0 million and a warrant to purchase 0.5 million shares of our common stock with an approximate value of $30.0 million. The terms of the settlement agreement provide for mutual dismissal with prejudice of all pending litigation between the parties, cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. The settlement with Juniper resolves all pending litigation matters between us and will allow us to further focus on innovating and strengthening our product portfolio, servicing our customers, and growing our business.
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform and services within existing end-customers, extend the length of service terms within existing end-customers, and focus on end-customer satisfaction. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.
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
Key Financial Metrics
We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Financial Overview” and “—Results of Operations.” The following tables summarize deferred revenue, cash flow provided by operating activities, free cash flow (non-GAAP), and billings (non-GAAP).

	April 30, 2014	July 31, 2013
	(in thousands)
Total deferred revenue	$367,933	$249,230
Cash, cash equivalents, and investments	$471,872	$436,935

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(dollars in thousands)
Total revenue	$150,700	$101,289	$419,948	$283,722
Year-over-year percentage increase	48.8%	54.2%	48.0%	58.1%
Gross margin percentage	73.6%	72.7%	73.6%	72.0%
Operating loss (1)(2)(3)(4)	$(145,732)	$(6,450)	$(189,899)	$(11,738)
Operating margin percentage	(96.7)%	(6.4)%	(45.2)%	(4.1)%
Billings (non-GAAP)	$193,890	$132,410	$538,499	$367,218
Cash flow provided by operating activities			$114,556	$72,789
Free cash flow (non-GAAP)			$83,177	$56,194
______________

(1)
Includes share-based compensation expense of $28.0 million and $66.8 million for the three and nine months ended April 30, 2014, respectively, and $12.6 million and $29.7 million for the three and nine months ended April 30, 2013, respectively.

(2)
Includes intellectual property litigation expense of $4.7 million and $9.3 million for the three and nine months ended April 30, 2014, respectively, and $1.3 million and $2.3 million for the three and nine months ended April 30, 2013, respectively.

(3)	Includes legal settlement expense of $121.2 million and $141.2 million for the three and nine months ended April 30, 2014, respectively, and nil for the three and nine months ended April 30, 2013.

(4)	Includes acquisition transaction costs of $3.6 million and $4.0 million for the three and nine months ended April 30, 2014, respectively, and nil for the three and nine months ended April 30, 2013.

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$114,556	$72,789
Less: purchase of property, equipment, and other assets	31,379	16,595
Free cash flow (non-GAAP)	$83,177	$56,194
Net cash used in investing activities	$(229,306)	$(196,637)
Net cash provided by financing activities	$38,926	$14,870

•
Billings (non-GAAP). We define billings, a non-GAAP financial measure, as total revenue plus the change in deferred revenue, net of acquired deferred revenue, during the period. Billings is a key measure used by our management to manage our business because billings drive deferred revenue, which is an important indicator of the health and visibility of our business. We consider billings to be a useful metric for management and investors, particularly as we experience increased sales of subscriptions and strong renewal rates for subscriptions and support and maintenance services, and monitor our near term cash flows. We believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Billings (non-GAAP):
Total revenue	$150,700	$101,289	$419,948	$283,722
Add: change in total deferred revenue, net of acquired deferred revenue	43,190	31,121	118,551	83,496
Billings (non-GAAP)	$193,890	$132,410	$538,499	$367,218

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

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. Revenue from our Next-Generation Endpoint Protection is immaterial for the three and nine months ended April 30, 2014. We expect that revenue from our Next-Generation Endpoint Protection will increase in the future. Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one to five years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our end-customer base.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount, and amortization expense of intangible assets.

•
Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer. Our cost of product revenue also includes product testing costs, allocated costs, warranty costs, shipping costs, and personnel costs associated with logistics and quality control. We expect our cost of product revenue to increase as our product revenue increases.

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support organization, amortization expense of intangible assets acquired, allocated costs, and URL filtering database service fees. We expect our cost of services revenue to increase as our end-customer base grows.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expense, and legal settlement expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of revenue from quarter to quarter, as we continue to grow in response to demand for our products and services. As of April 30, 2014, we expect to recognize approximately $282.9 million of share-based compensation over a weighted-average period of three years, excluding additional share-based compensation related to any future grants of share-based awards. Share-based compensation, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
General and Administrative. General and administrative expense consists of personnel costs as well as professional services and certain non-recurring general expenses. General and administrative personnel include our executive, finance, human resources, and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue.

•
Legal Settlement. Legal settlement expense consists of charges related to the settlement agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc. ("Fortinet"). Refer to the discussion under Note 12 Subsequent Events and Note 7 Mutual Covenant Not to Sue and Release Agreement of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to these matters.

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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and federal and state income taxes in the United States. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits. We expect the provision for income taxes to increase in future years. We implemented our corporate structure and intercompany relationships to more closely align with the international nature of our business in the fourth quarter of fiscal 2013. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long term may be lower than the U.S. federal statutory tax rate on positive income through changes in international procurement and sales operations.
Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$84,128	$60,793	$240,436	$178,251
Services	66,572	40,496	179,512	105,471
Total revenue	150,700	101,289	419,948	283,722
Cost of revenue:
Product	20,425	15,855	58,600	46,907
Services	19,285	11,835	52,421	32,591
Total cost of revenue	39,710	27,690	111,021	79,498
Total gross profit	110,990	73,599	308,927	204,224
Operating expenses:
Research and development	27,837	16,048	71,983	44,855
Sales and marketing	83,995	51,733	228,095	140,136
General and administrative	23,717	12,268	57,575	30,971
Legal settlement	121,173	—	141,173	—
Total operating expenses	256,722	80,049	498,826	215,962
Operating loss	(145,732)	(6,450)	(189,899)	(11,738)
Interest income	272	133	619	347
Other income (expense), net	145	(157)	11	(387)
Loss before income taxes	(145,315)	(6,474)	(189,269)	(11,778)
Provision for income taxes	1,272	808	5,125	1,632
Net loss	$(146,587)	$(7,282)	$(194,394)	$(13,410)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	55.8%	60.0%	57.3%	62.8%
Services	44.2%	40.0%	42.7%	37.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	13.6%	15.7%	14.0%	16.5%
Services	12.8%	11.6%	12.4%	11.5%
Total cost of revenue	26.4%	27.3%	26.4%	28.0%
Total gross profit	73.6%	72.7%	73.6%	72.0%
Operating expenses:
Research and development	18.5%	15.8%	17.1%	15.8%
Sales and marketing	55.7%	51.1%	54.3%	49.4%
General and administrative	15.7%	12.2%	13.8%	10.9%
Legal settlement	80.4%	—%	33.6%	—%
Total operating expenses	170.3%	79.1%	118.8%	76.1%
Operating loss	(96.7)%	(6.4)%	(45.2)%	(4.1)%
Interest income	0.2%	0.1%	0.1%	0.1%
Other income (expense), net	0.1%	(0.2)%	—%	(0.1)%
Loss before income taxes	(96.4)%	(6.5)%	(45.1)%	(4.1)%
Provision for income taxes	0.9%	0.8%	1.2%	0.6%
Net loss	(97.3)%	(7.3)%	(46.3)%	(4.7)%

Comparison of the Three and Nine Month Periods Ended April 30, 2014 and 2013
Revenue

	Three Months Ended April 30,				Nine Months Ended April 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$84,128	$60,793	$23,335	38.4%	$240,436	$178,251	$62,185	34.9%
Service
Subscription	32,005	18,677	13,328	71.4%	85,619	49,553	36,066	72.8%
Support and maintenance	34,567	21,819	12,748	58.4%	93,893	55,918	37,975	67.9%
Total service	66,572	40,496	26,076	64.4%	179,512	105,471	74,041	70.2%
Total revenue	$150,700	$101,289	$49,411	48.8%	$419,948	$283,722	$136,226	48.0%
Revenue by geographic theater:
Americas	$98,689	$63,233	$35,456	56.1%	$275,724	$178,169	$97,555	54.8%
EMEA	32,326	23,154	9,172	39.6%	89,299	67,048	22,251	33.2%
APAC	19,685	14,902	4,783	32.1%	54,925	38,505	16,420	42.6%
Total revenue	$150,700	$101,289	$49,411	48.8%	$419,948	$283,722	$136,226	48.0%
Product revenue increased $23.3 million, or 38.4%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase was driven by increased demand for our higher end appliances.
Product revenue increased $62.2 million, or 34.9%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. The increase was driven by increased demand for our higher end appliances.
Service revenue increased $26.1 million, or 64.4%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase was driven by a 71.4% increase in our subscription revenue and a 58.4% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.
Service revenue increased $74.0 million, or 70.2%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. The increase was driven by a 72.8% increase in our subscription revenue and a 67.9% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance will fluctuate over time, depending on the mix of services revenue and the introduction of new services offerings.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013 due to our investment in our sales force and number of partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				Nine Months Ended April 30,
	2014		2013		2014		2013
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$20,425		$15,855		$58,600		$46,907
Services	19,285		11,835		52,421		32,591
Total cost of revenue	$39,710		$27,690		$111,021		$79,498
Gross profit:
Product	$63,703	75.7%	$44,938	73.9%	$181,836	75.6%	$131,344	73.7%
Services	47,287	71.0%	28,661	70.8%	127,091	70.8%	72,880	69.1%
Total gross profit	$110,990	73.6%	$73,599	72.7%	$308,927	73.6%	$204,224	72.0%
Product cost increased $4.6 million, or 28.8%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 due to an increase in product unit volume.
Product cost increased $11.7 million, or 24.9%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 due to an increase in product unit volume.
Service cost increased $7.5 million, or 62.9%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 due to an increase in personnel costs of $4.3 million related to increasing our headcount, allocated costs of $1.4 million, and other costs incurred to expand our customer service capabilities to support our growing end-customer base.
Service cost increased $19.8 million, or 60.8%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 due to an increase in personnel costs of $10.5 million related to increasing our headcount, allocated costs of $4.3 million, professional services costs of $1.4 million, and other costs incurred to expand our customer service capabilities to support our growing end-customer base.
Gross margin increased 90 basis points for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase of 180 basis points in product margin was equally due to increased demand for our higher end appliances and continued focus on material cost reductions. The increase of 20 basis points in services margin was driven by an increase of 80 basis points due to contributions from our higher margin subscription services, partially offset by a 60 basis points decrease due to amortization of purchased intangible assets.
Gross margin increased 160 basis points for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. The increase of 190 basis points in product margin was due to increased demand for our higher end appliances. The increase of 170 basis points in services margin was due to contributions from our higher margin subscription services.

Operating Expenses

	Three Months Ended April 30,				Nine Months Ended April 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$27,837	$16,048	$11,789	73.5%	$71,983	$44,855	$27,128	60.5%
Sales and marketing	83,995	51,733	32,262	62.4%	228,095	140,136	87,959	62.8%
General and administrative	23,717	12,268	11,449	93.3%	57,575	30,971	26,604	85.9%
Legal settlement	121,173	—	121,173	N/A	141,173	—	141,173	N/A
Total operating expenses	$256,722	$80,049	$176,673	220.7%	$498,826	$215,962	$282,864	131.0%
Includes share-based compensation of:
Research and development	$8,666	$3,024	$5,642	186.6%	$17,825	$6,687	$11,138	166.6%
Sales and marketing	12,372	5,686	6,686	117.6%	29,050	13,919	15,131	108.7%
General and administrative	3,798	2,560	1,238	48.4%	12,601	6,325	6,276	99.2%
Total	$24,836	$11,270	$13,566	120.4%	$59,476	$26,931	$32,545	120.8%
Research and development expense increased $11.8 million, or 73.5%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, due to an increase in personnel costs of $9.7 million largely due to an increase in headcount and an increase in allocated costs of $1.6 million.
Research and development expense increased $27.1 million, or 60.5%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, due to an increase in personnel costs of $19.0 million largely due to an increase in headcount, an increase in allocated costs of $5.2 million, and an increase in development costs of $1.5 million to support continued investment in our future product and service offerings.
Sales and marketing expense increased $32.3 million, or 62.4%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, due to an increase in personnel costs of $21.4 million largely due to an increase in headcount, an increase in allocated costs of $3.5 million, an increase in demand generation activities, trade shows, and other marketing activities of $2.6 million, an increase in travel and entertainment costs of $1.5 million, and an increase in professional services costs of $1.3 million.
Sales and marketing expense increased $88.0 million, or 62.8%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, due to an increase in personnel costs of $59.8 million largely due to an increase in headcount, an increase in allocated costs of $11.1 million, an increase in travel and entertainment costs of $6.7 million, an increase in professional services costs of $5.3 million, and an increase in demand generation activities, trade shows, and other marketing activities of $3.1 million.
General and administrative expense increased $11.4 million, or 93.3%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, due to an increase in professional services costs of $7.3 million, including increased expenses related to the IP litigation with Juniper of $3.5 million and expenses related to our acquisition of Cyvera of $3.6 million. The remaining increase was due to an increase in personnel costs of $2.6 million, largely due to an increase in headcount.
General and administrative expense increased $26.6 million, or 85.9%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, due to an increase in professional services costs of $12.5 million, including expenses related to the IP litigation with Juniper of $7.0 million and expenses related to our acquisition of Cyvera and Morta of $4.0 million, and an increase in personnel costs of $9.2 million, largely due to an increase in headcount.
Legal settlement expense increased $121.2 million for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 due to the recognition of an expense of $121.2 million for the settlement agreement with Juniper.
Legal settlement expense increased $141.2 million for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 due to the recognition of an expense of $121.2 million for the settlement agreement with Juniper and $20.0 million for the Mutual Covenant Not to Sue and Release Agreement with Fortinet.

Provision for Income Taxes

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for income taxes	$1,272	$808	$5,125	$1,632
Effective tax rate	(0.9)%	(12.5)%	(2.7)%	(13.9)%
We recorded an income tax provision for the three and nine months ended April 30, 2014 due to federal, state, and foreign income taxes and foreign withholding taxes. The provision for income taxes increased for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013 due to increased U.S. taxable income and a shift in geographical mix of income due to global expansion.
Liquidity and Capital Resources

	April 30, 2014	July 31, 2013
	(in thousands)
Working capital	$81,094	$323,597
Cash, cash equivalents, and investments:
Cash and cash equivalents	$234,790	$310,614
Investments	237,082	126,321
Total cash, cash equivalents, and investments	$471,872	$436,935

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$114,556	$72,789
Cash used in investing activities	(229,306)	(196,637)
Cash provided by financing activities	38,926	14,870
Net decrease in cash and cash equivalents	$(75,824)	$(108,978)
At April 30, 2014, our cash, cash equivalents, and investments of $471.9 million were held for working capital purposes, of which approximately $103.1 million was held outside of the United States. Our current plans do not include repatriating these funds. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes to do so. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In addition, we may be required to pay additional taxes related to the acquisition of Cyvera if we transfer the acquired intellectual property out of Israel. We may choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities during the nine months ended April 30, 2014 was $114.6 million, an increase of $41.8 million compared to the nine months ended April 30, 2013 due to changes in our assets and liabilities, partially offset by an increase in our net loss during the nine months ended April 30, 2014. Our net loss for the nine months ended April 30, 2014 included a $20.0 million payment for a mutual release of claims and an extension of the Mutual Covenant Note to Sue and Release Agreement with Fortinet for six more years. Changes in assets and liabilities during the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 include an increase in collections on accounts receivable and an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
The change in accrued and other liabilities includes the accrual of $121.2 million related to the settlement agreement with Juniper. Pursuant to the settlement agreement, we are obligated to pay $75.0 million in cash during the three months ended July 31, 2014.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used by investing activities during the nine months ended April 30, 2014 was $229.3 million, an increase of $32.7 million as compared to the nine months ended April 30, 2013. The increase was primarily due to business acquisitions and increased purchases of property, equipment, and other assets, partially offset by lower net purchases of available-for-sale investments during the nine months ended April 30, 2014.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the nine months ended April 30, 2014 was $38.9 million, an increase of $24.1 million as compared to the nine months ended April 30, 2013. The increase was due to higher proceeds from the sale of shares through employee equity incentive plans during the nine months ended April 30, 2014. In addition, during the nine months ended April 30, 2013, we completed payments of our initial public offering costs.
Off-Balance Sheet Arrangements
Through April 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Goodwill, Intangibles, and Other Long-Lived Assets
We make significant estimates, assumptions, and judgments when valuing goodwill and other purchased intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other purchased intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expenses that would be necessary to recreate the assets, and the profit margin a market participant would receive. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and operating results will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems and processes, our operating results will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of the second quarter of fiscal 2014 to the end of the third quarter of fiscal 2014, our headcount increased from 1,375 to 1,556 employees, and our number of end-customers increased from more than 16,000 to over 17,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, including employees we acquired in connection with our acquisition of Cyvera. Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, we relocated our corporate headquarters to a larger office space in Santa Clara, California in November 2013. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.

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
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	the cost and potential outcomes of existing and future litigation, which could have a material adverse effect on our business;

•	changes in the growth rate of the enterprise security market;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	changes in mix of our products and services including increases in multi-year subscriptions and support and maintenance;

•	price competition;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from recent acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we may undertake;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase enterprise security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

•
insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

•
any disruption in our channel or termination of our relationship with important channel partners, including as a result of consolidation among distributors and resellers of enterprise security solutions;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our results of operations from any acquisition consummated;

•	seasonality or cyclical fluctuations in our markets;

•	future accounting pronouncements or changes in our accounting policies;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred assets;

•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar;

•
political, economic and social instability, including the political uncertainty in Ukraine, the impact of any current and future sanctions the U.S. or other countries may impose on Russia, and any disruption this may cause to broader global industrial economy; and

•	general macroeconomic conditions, both domestically and in our foreign markets.
Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet our revenue, margin, or other operating result expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Our revenue growth rate in recent periods may not be indicative of our future performance.
You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 48% and 58% in the nine months ended April 30, 2014 and nine months ended April 30, 2013, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $194.4 million in the first three quarters of fiscal 2014, $29.2 million in fiscal 2013, and $12.5 million in fiscal 2011. As a result, we had an accumulated deficit of $303.7 million at April 30, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell additional products and services to our end-customers or maintain or increase our installed end-customer base, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers by selling additional products, to secure other areas of our end-customers’ network and endpoints, and by upselling additional subscription services to provide increasing levels of enterprise security. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional enterprise security products and services as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
Further, existing end-customers that purchase our subscriptions have no contractual obligation to renew their contracts after the completion of their initial contract period, which is typically one year, and we cannot accurately predict renewal rates. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, services. If our end-customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of end-customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our end-customers will renew their subscriptions, and if our end-customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline.
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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into four categories:

•	large networking vendors, such as Cisco Systems, Inc. and Juniper Networks, Inc., that incorporate enterprise security features in their products;

•
large companies, such as Intel Corporation, International Business Machines (IBM), and Hewlett-Packard Company (HP), that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors, such as Check Point Software Technologies Ltd. and Fortinet, Inc., that offer network security products, and Symantec, Inc., that offers endpoint security products; and

•	small and large companies that offer, or have announced plans that they will offer, point solutions that compete with some of the features present in our platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
In addition, some of our larger competitors have substantially broader and more diverse product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential end-customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. Many of our smaller competitors that specialize in providing protection from a single type of enterprise security threat are often able to deliver these specialized enterprise security products to the market more quickly than we can. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee and Stonesoft, Check Point’s acquisition of Nokia’s security appliance business, and Cisco's acquisition of SourceFire. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing enterprise security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment such as Cisco and Juniper offer, and may continue to introduce, enterprise security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only enterprise security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.
Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of analysts, which could adversely impact our business and results of operations and cause a decline in the market price of our common stock.
If we are unable to hire, retain, train, and motivate qualified personnel and senior management, our business could suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and operating results. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform. Additionally, any failure to hire, train, and adequately incentivize our sales personnel could negatively impact our growth. Further, the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our operating margins. If we are not effective in managing any leadership transition in our sales organization, our business could be adversely impacted and our operating results and financial condition could be harmed.
Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. Additionally, the industry in which we operate generally experiences high employee attrition. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
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

If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed.
Because we depend on third-party manufacturers to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on third-party manufacturers, primarily Flextronics International Ltd., our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflicts minerals. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such customers may choose not to purchase our products, which could adversely impact sales of our products. In addition, we incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast we provide to our third-party manufacturers, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.
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
We rely on revenue from subscription and support services, which may decline, and because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales of these subscription and support services are not immediately reflected in full in our operating results.
Services revenue accounts for a significant portion of our revenue, comprising 43% of total revenue in the nine months ended of April 30, 2014 and 37% of total revenue in the nine months ended of April 30, 2013. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters.

Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
Defects, errors, or vulnerabilities in our products or services or the failure of our products or services to block a virus or prevent a security breach could harm our reputation and adversely impact our results of operations.
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility that were not detected before shipping the product. Additionally, defects may cause our products or services to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our services to effectively update end-customers’ hardware products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.
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
Our products are very complex and, despite testing prior to their release, they have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages, and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations, and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. For example, from time to time, certain of our end-customers have experienced temporary delays or interoperability issues when implementing our products in large complex global deployments where our products are required to interoperate with a complex environment of third party products. The occurrence of hardware or software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations.
The limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. Although we may be indemnified by our third-party manufacturers for product liability claims arising out of manufacturing defects, because we control the design of our products, we may not be indemnified for product liability claims arising out of design defects. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation.
If the enterprise security market does not continue to adopt our enterprise security platform, our sales will not grow as quickly as anticipated, and the market price of our common stock could decline.
We are seeking to disrupt the enterprise security market with our enterprise security platform. However, organizations that use legacy products and services for their enterprise security needs may believe that these products and services sufficiently achieve their purpose. Organizations may also believe that our products and services only serve the needs of a portion of the enterprise security market. Accordingly, organizations may continue allocating their IT budgets for legacy products and services and may not adopt our enterprise security platform. If the market for enterprise security solutions does not continue to adopt our enterprise security platform, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue may not grow or may decline, which would have a material adverse effect on our operating results and financial condition.
If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing end-customer needs in the enterprise security market, our competitive position and prospects will be harmed.
The enterprise security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and services and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.
Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including the areas of mobility, virtualization, cloud computing, and software defined networks (SDN), our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive .
To remain competitive, we must successfully manage product introductions and transitions.
Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, and enhance existing products and services. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions on our business and results of operations.
Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.
Developing our products and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.
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
We have a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer contracts. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our operating results may be adversely impacted.
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

•
greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices;

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
For the nine months ended of April 30, 2014, three channel partners represented 69% of our total revenue, and as of April 30, 2014, three channel partners represented 66% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, spending on enterprise security by various agencies of the U.S. government may be reduced as a result of sequestration, which could adversely impact our business and operating results. In addition, the U.S. Congress may take additional action in 2014 to further reduce federal spending and the deficit which could further impact our business and operating results.
The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government, affecting our ability to sell these products to the U.S. government.
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
Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and services to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly when the sales of our products exceed our internal forecasts. To the extent that we or our partners are unsuccessful in hiring, training, and retaining adequate support resources, our and our channel partners’ ability to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and services will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our or our channel partners failure to provide and maintain high quality support services would have a material adverse effect on our business, financial condition, and operating results.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc., and in April 2014, we acquired Cyvera Ltd., both cybersecurity companies. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, operating results, and financial condition.
False detection of applications, viruses, spyware, vulnerability exploits, data patterns or URL categories could adversely affect our business.
Our classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
Claims by others that we infringe their proprietary technology or other rights could harm our business.
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, in December 2011, Juniper Networks, Inc. ("Juniper"), one of our competitors, filed a lawsuit against us alleging patent infringement. In September 2013, we filed a lawsuit against Juniper alleging patent infringement. In May 2014, we entered into a Settlement, Release and Cross-License Agreement (the "settlement agreement") with Juniper to resolve all pending disputes between Juniper and the Company, including dismissal of all pending litigation. Refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for more information related to our intellectual property litigation and settlement with Juniper.
Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition, and operating results to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected products or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties, or other fees. Any of these events could seriously harm our business, financial condition, and operating results.
In addition, although we have settled our litigation with Juniper, there is no guarantee that future claims of infringement may not arise between us and Juniper or other third parties. Under the settlement agreement with Juniper, the parties agreed to a mutual dismissal of all pending litigation, a cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. We also agreed to pay Juniper a one-time settlement amount of approximately $175.0 million, consisting of $75.0 million in cash, 1,080,747 shares of our common stock with an approximate value of $70.0 million, and a warrant to purchase 463,177 shares of our common stock with an approximate value of $30.0 million. After the eight-year covenant not to sue period, Juniper could file additional lawsuits against us, asserting patent infringement for other patents that are not subject to the cross-license.
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
A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability and cause us financial harm. These breaches may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation and may therefore adversely impact market acceptance of our products.

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
Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
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
Our financial condition and results of operations could suffer if there is an impairment of goodwill or intangible assets.
As of April 30, 2014, our goodwill and intangible assets were $204.7 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
We recently reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, changes in domestic and international tax laws negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities, or we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and results of operations may be negatively impacted.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, income taxes, and, with respect to business combinations, determining purchase price allocation and estimating the fair value of assets acquired and liabilities assumed.

Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions could harm our business, operating results, and financial condition.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
Risks Related to Ownership of Our Common Stock
Our actual operating results may differ significantly from our guidance.
From time to time, we have released, and may continue to release, guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
The market price of our common stock may be volatile and the value of your investment could decline.
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $80.84 to $39.08, through May 12, 2014. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2014, we had outstanding approximately 77,055,000 shares of our common stock.
We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
In addition, additional shares may be sold through registration statements on Form S-3 that we have agreed to file. As a result of our settlement with Juniper, Juniper will beneficially own approximately 1,544,000 shares of our common stock (including the shares of common stock underlying the warrant to be issued to Juniper). In accordance with the settlement agreement, we have agreed to file a registration statement on Form S-3 to register the resale of the shares held by Juniper no later than the later of (i) June 10, 2014 or (ii) three (3) business days following the date upon which a judgment or stipulation for entry of judgment has been issued by the courts in each pending court proceeding with Juniper (but in any event, no sooner than the date on which the warrant is issued). We have also agreed to file a registration statement on Form S-3 to register the resale of the approximately 1,557,000 shares of common stock issued to certain former shareholders of Cyvera Ltd. ("Cyvera"), in connection with our acquisition of Cyvera. Once these registration statements are effective, the shares held by Juniper and the former shareholders of Cyvera may be sold freely in the public market, with Juniper subject to our insider trading policy and other terms described in the settlement agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain and maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.
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
The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, industry sector, or products, our share price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
a)    Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the nine months ended April 30, 2014 other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.

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

Date: June 2, 2014

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

4.1	Shareholders Agreement between the Registrant, Cyvera Ltd. and the shareholders named therein, dated March 22, 2014.

10.1	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.

10.2
Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.

10.3	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

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