Form 10-K
period 2014-07-31
Palo Alto Networks Inc
filed 2014-09-18
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $3,496,229,947 as of the end of the Registrant's second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on January 31, 2014). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On September 10, 2014, 79,628,471 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended July 31, 2014.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our business plan and our ability to effectively manage our growth;

•	trends in and expectations regarding revenue, costs of revenue, gross margin, cash flows, interest expense, and operating expenses, including future share-based compensation expense;

•	our expectations regarding future investments in research and development, customer support, and in our sales force, including expectations regarding growth in our sales headcount;

•	our ability to extend our leadership position in next-generation enterprise security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to offer differentiated products and compete effectively;

•	our ability to introduce new subscriptions, renew existing contracts, and increase sales to our existing customer base;

•	costs associated with defending intellectual property infringement and other claims;

•	the effects of seasonal trends and macroeconomic conditions on our results of operations;

•	the adequacy of our current facilities;

•	the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;

•	future acquisitions of, or investments in, complementary companies, products, services, or technologies;

•	our ability to grow our installed end-customer base; and

•	our expectations regarding current and future product releases.
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
General
We have pioneered the next-generation of enterprise security with our innovative platform that allows enterprises, service providers, and government entities to simultaneously empower and secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches stemming from targeted cyber attacks. Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection, which we expect to release in fiscal 2015, prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using a dedicated appliance.
Our platform offers a number of compelling benefits for our end-customers, including the ability to identify, control, and safely enable applications while offering full prevention of breaches stemming from cyber attacks in real time. We believe our platform also offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their enterprise security infrastructure and eliminating the need for multiple, stand-alone security appliances and software products. Our products and services can address a broad range of our end-customers’ enterprise security requirements, from the data center to the network perimeter, as well as the distributed enterprise, which includes branch offices and a growing number of endpoints and mobile devices.
Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications, at the user level, at all times, and at the full speed of the network in order to control usage, content, risks, and cyber threats. This enables our end-customers to transform their organizations by safely enabling applications through a positive security model with fine-grained policy implementation capabilities and by preventing breaches stemming from cyber attacks.
The network-based element of our platform is delivered in the form of a hardware or virtual appliance and includes a suite of subscription services. The endpoint-based element of our platform is delivered in the form of software. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using our dedicated WF-500 appliances. Our subscription services can be easily activated on any of our appliances without requiring additional hardware or processing resources, thereby providing a seamless implementation path for our end-customers. All of our appliances incorporate our PAN-OS operating system and are based on our proprietary identification technologies, application visibility and control (App-ID), user identification (User-ID), and Content-ID, which allow security policies to be defined within the context of applications, users, and content. We deliver these capabilities through an innovative, Single Pass Parallel Processing (SP3) architecture that simultaneously performs multiple identification, security, and networking functions. As a result, our end-customers achieve safe application enablement and prevention of cyber attacks, while maintaining high network performance.
We serve the enterprise network and endpoint security markets, which consists of Firewall, Unified Threat Management (UTM), Web Gateway, Intrusion Detection and Prevention (IDS/IPS), Specialized Threat Analysis and Protection (STAP), Virtual Private Network (VPN), and Enterprise Endpoint Security technologies.
We sell our platform through a high touch, channel fulfilled sales model. Our business is geographically diversified, with 66% of our total revenue from the Americas, 21% from Europe, the Middle East, and Africa (EMEA), and 13% from Asia Pacific and Japan (APAC) in fiscal 2014. As of July 31, 2014, we had more than 19,000 end-customers in more than 130 countries.
We were incorporated in 2005 as Palo Alto Networks, Inc., a Delaware corporation. Our principal executive offices are located in Santa Clara, California, and our telephone number is +1 (408) 753-4000. Our website is www.paloaltonetworks.com.
We are organized and operate in a single segment. See Note 15. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Products and Services
Appliances. All firewall appliances come with the same rich set of features ensuring consistent operation across the entire product line. These features include: App-ID, User-ID, site-to-site VPN, remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). We classify our appliances based on throughput. Our firewall appliances come in a physical form factor, as well as in a virtual form factor that is available for virtualization platforms from VMware, Inc. (“VMware”) and Citrix Systems, Inc. In addition to firewall appliances, we offer dedicated Panorama, GlobalProtect, and WildFire appliances.
Panorama. Panorama is our centralized security management solution for global control of all of our appliances deployed on an end-customer’s network as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (NAT), QoS, policy based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (DDoS/DoS) protection aspects of the appliances and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.

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

•
URL Filtering Subscription. This service provides the uniform resource locator (URL) filtering capabilities of our platform. The URL filtering database consists of millions of URLs across many categories and is designed to monitor and control employee web surfing activities. The on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. URLs that are not categorized by the local URL database can be pulled into a separate, cache-based URL database from a very extensive, cloud-based URL database.

•
GlobalProtect Subscription. This service provides protection for mobile users of both traditional laptop devices and mobile devices. It expands the boundaries of the physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Windows and Apple laptops as well as mobile devices, such as Android phones and tablets and Apple iPhones and iPads, will stay connected to the corporate network whenever they are on a network of any kind. As a result, they are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.

•
WildFire Subscription. This service provides protection against targeted malware and advanced persistent threats. Its cloud-based analysis service provides a near real-time analysis engine for detecting previously unseen malware. The core component of this service is a sandbox environment that can operate on an end-customers' private cloud or our public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, preventive measures are automatically generated and delivered to all devices that subscribe to the service. By providing this as a cloud-based service, all of our end-customers benefit from malware found on any network.

•
Endpoint Software Subscription. This service, called Traps, provides protection for Windows-based fixed and virtual endpoints, and is expected to be released in fiscal 2015. It protects against cyber attacks that aim to exploit software vulnerabilities through its unique capability of stopping the underlying exploit techniques and can prevent cyber attacks without relying on prior knowledge of the attack.

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
Professional Services. Professional services include on-location, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. We generally do not directly provide such professional services to our end-customers. Instead, we primarily deliver these services through our authorized partners. These services include application traffic management, solution design and planning, configuration, and firewall migration. Our education services provide online and classroom-style training and are also primarily delivered through our authorized partners.
Major Product Development Projects
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings during fiscal 2014. These new product offerings include: the PA-7050 firewall with a throughput of 120Mbps; the GP-100 mobile security management appliance, which offers an easy to deploy, high-performance, dedicated management appliance for our GlobalProtect customers; and the VM-1000-HV virtual Next-Generation Firewall, which is fully integrated with VMware’s NSX virtualization platform.

Technology
We combine our proprietary SP3 hardware and software architecture, PAN-OS operating system, Traps endpoint software, and Threat Intelligence Cloud to provide a comprehensive enterprise security platform. The core of our platform is our Next-Generation Firewall, which integrates application visibility and control and is comprised of three identification technologies, App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative SP3 architecture.
App-ID. Our application classification engine, called App-ID, uses multiple identification techniques to determine the exact identity of applications traversing the network. App-ID is the foundational classification engine that provides the core traffic classification to all other functions in our platform. The App-ID classification is used to invoke other security functions.
App-ID uses a series of classification techniques to accurately identify an application. When traffic first enters the network, App-ID applies an initial policy check based on Internet Protocol (IP) and port. Signatures are then applied to the traffic to identify the application based on application properties and related transaction characteristics. If the traffic is encrypted and a decryption policy is in place, the application is first decrypted, then application signatures are applied. Additional context-based signature analysis is then performed to identify known protocols that may be hiding other applications. Encrypted traffic that was decrypted is then re-encrypted before being sent back into the network. For evasive applications that cannot be identified through advanced signature and protocol analysis, heuristics or behavioral analysis are used to determine the identity of the application. When an application is accurately identified during this series of successive techniques, the policy check determines how to treat the application and associated functions. The policy check can block the application, allow it and scan for threats, inspect it for unauthorized file transfer and data patterns, or shape its use of network resources by applying a quality-of-service policy.
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
User-ID. User-ID integrates our platform with a wide range of enterprise user directories and technologies, including Active Directory, eDirectory, Open LDAP, Citrix Terminal Server, Microsoft Exchange, Microsoft Terminal Server, and ZENworks. A network-based, User-ID agent communicates with the domain controllers, directories, or supported enterprise applications, mapping information such as user, role, and current IP address to the firewall, making the policy integration transparent. In cases where user repository information does not include the current IP address of the user, a transparent, captive portal authentication or challenge/response mechanism can be used to tie users into the security policy. In cases where a user repository or application is in place that already has knowledge of users and their current IP address, a standards-based application programming interface (API) can be used to tie the repository to our platform.
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
Our cloud-based analysis service, called WildFire, provides a near real-time analysis engine for detecting previously unseen targeted malware. The core component of WildFire is a sandbox environment that can be deployed in a customer's private cloud or on Palo Alto Networks' public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the WildFire service. By providing WildFire as a cloud-based service, all of our end-customers benefit from malware found on a single network.
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
Our single-pass software accomplishes two key functions in our platform. First, it performs operations once per packet. As a packet is processed, the networking functions, the policy lookup, the application identification and decoding, and the signature matching for any and all threats and content are all performed simultaneously. This significantly reduces the amount of processing required to perform multiple functions in one security device. Second, the content scanning step is stream-based and uses uniform signature matching to detect and block threats. Instead of using multiple scanning passes and file proxies, which require download prior to scanning, our single-pass software scans content once in a stream-based fashion to minimize latency. This results in very high throughput and low latency, even with all security functions active. It also offers a single, fully integrated policy, thus enabling easier management of enterprise security.
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
We believe that the combination of single-pass software and parallel processing hardware is unique in the enterprise security industry and allows our platform to safely enable applications and prevent cyber threats at very high levels of performance and throughput.
PAN-OS Operating System. The PAN-OS operating system provides the foundation for our enterprise security platform and contains App-ID, User-ID, and Content-ID. PAN-OS performs the core functions of our platform while also providing the networking, security, and management functions needed for implementation. The PAN-OS networking functions include dynamic routing, switching, high availability, and VPN support, which enables deployment into a broad range of networking environments.
We have the ability to enable a series of virtual firewall instances or virtual systems. Each virtual system is an independent (virtual) firewall within the device that is managed separately and cannot be accessed or viewed by any other administrator of any other virtual system. This capability allows enterprises and service providers to separate firewall instances in departmental and multi-tenant managed services scenarios.
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
PAN-OS also includes attack protection capabilities, such as blocking invalid or malformed packets, IP defragmentation, Transmission Control Protocol (TCP) reassembly, and network traffic normalization. PAN-OS eliminates invalid and malformed packets, while TCP reassembly and IP de-fragmentation is performed to ensure the utmost accuracy and protection despite any attack evasion techniques.
Certifications. Our products have been awarded Federal Information Processing Standard (FIPS) 140-2 Level 2, Common Criteria/National Information Assurance Partnership (NIAP) Evaluation Assurance Level (EAL) 2, Common Criteria/NIAP EAL4+, Network Equipment-Building System (NEBS), and ICSA Firewall certifications.
Customers
We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscription services, depending on size, security needs and requirements, and network complexity. As of July 31, 2014, we had shipped our products to over 19,000 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2014.
Backlog
Orders for services for multiple years are billed upfront shortly after receipt of an order and are included in deferred revenue. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. Because orders may be rescheduled by our partners without penalty and the majority of our product revenue comes from orders that are received and shipped in the same quarter, we do not believe that our product backlog at any particular time is meaningful, as it is not necessarily indicative of actual product revenue for any future period.

Sales, Customer Support and Marketing
Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between the end-customers and the marketing and product development organizations. For additional information about revenue and assets by geographic region, refer to Note 15. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We expect to continue to grow our sales headcount in all of our principal markets and expand our presence into countries where we currently do not have a direct sales presence.
Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.
Channel Program. We work with channel partners that provide our platform to end-customers. We focus on building in-depth relationships with a smaller number of solutions-oriented partners that have strong enterprise security expertise. As of July 31, 2014, we had approximately 2,673 channel partners. These channel partners are supported by our sales and marketing organization and consist of distributors and resellers with proven enterprise security experience. Sales to these channel partners are subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2014, 70% of our total revenue was derived from sales to three channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform, driving pipeline and end-customer demand, and operating the channel program. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing is responsible for the channel program, NextWave, as well as the channel enablement functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every year we organize our end-customer conference “Ignite.” We publish major market research papers such as the “Application Usage and Threat Report,” which are based on the application and cyber threat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
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
The component parts within our products are either sourced by our contract manufacturers or by various suppliers. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing, which could increase our exposure to supply shortages or price fluctuations related to raw materials.
Research and Development
Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing products. We believe that hardware and software both are critical to expanding our leadership in enterprise security. Our engineering team has deep networking and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape.

We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.
We plan to continue to significantly invest in our research and development effort.
Competition
We operate in the intensely competitive enterprise security market that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into four categories:

•	large networking vendors such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”) that incorporate enterprise security features in their products;

•
large companies such as Intel Corporation (“Intel”), International Business Machines (“IBM”), and Hewlett-Packard Company (“HP”) that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”) and Fortinet, Inc. (“Fortinet”) that offer network security products and Symantec, Inc. (“Symantec”) that offers endpoint security products; and

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
As of July 31, 2014, we had 52 issued patents and 70 patent applications pending in the United States. Our issued patents expire between 2017 and 2032. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have purchased and licensed patents from other entities. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the enterprise security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, or our end-customers, which our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors—Claims by others that we infringe their proprietary technology or other rights could harm our business” and “Legal Proceedings” below for additional information.
Employees
As of July 31, 2014, we had 1,722 employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Available Information
Our website is located at www.paloaltonetworks.com, and our investor relations website is located at investors.paloaltonetworks.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2013 to the end of fiscal 2014, our headcount increased from 1,147 to 1,722 employees, and our number of end-customers increased from more than 13,500 to over 19,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully implement improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in our existing systems and processes. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, including employees we acquired in connection with our acquisition of Cyvera Ltd. (“Cyvera”). Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, we relocated our corporate headquarters to a larger office space in Santa Clara, California in November 2013. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
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

•	changes in mix of our products and services including increases in multi-year subscriptions and support and maintenance;

•	price competition;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from recent acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we have completed, or that we may undertake;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase enterprise security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our results of operations from any acquisition consummated;

•	the cost and potential outcomes of litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•
future accounting pronouncements or changes in our accounting policies, including the potential impact of the adoption and implementation of the May 2014 Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2014-09 regarding revenue recognition;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred assets;

•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar;

•	political, economic and social instability, including continued hostilities in the Middle East and any disruption these events may cause to broader global industrial economy; and

•	general macroeconomic conditions, both domestically and in our foreign markets.
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
We have recently experienced revenue growth rates of 51% and 55% in fiscal 2014 and 2013, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $226.5 million in fiscal 2014, $29.2 million in fiscal 2013, and $12.5 million in fiscal 2011. As a result, we had an accumulated deficit of

$335.7 million at July 31, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into four categories:

•	large networking vendors such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”) that incorporate enterprise security features in their products;

•
large companies such as Intel Corporation (“Intel”), International Business Machines (“IBM”), and Hewlett-Packard Company (“HP”) that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”) and Fortinet, Inc. (“Fortinet”) that offer network security products and Symantec, Inc. (“Symantec”) that offers endpoint security products; and

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
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee, Inc. and Stonesoft Oyj, Check Point’s acquisition of Nokia Corporation’s security appliance business, and Cisco's acquisition of SourceFire, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing enterprise security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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
Our employees do not have employment arrangements that require them to continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business.
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
We depend on third-party manufacturers, primarily Flextronics International Ltd. (“Flextronics”), our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. In addition, while the majority of our products are manufactured by our contract manufacturers at facilities located in the United States, any growth or expansion of such manufacturing at facilities in foreign countries may subject us to additional risks associated with complying with local rules and regulations. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflicts minerals. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such customers may choose not to purchase our products, which could adversely impact sales of our products. In addition, we incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. Our contract with Flextronics permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change contract manufacturers, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
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
Services revenue accounts for a significant portion of our revenue, comprising 43% of total revenue in fiscal 2014 and 38% of total revenue in fiscal 2013. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
Defects, errors, or vulnerabilities in our products or services or the failure of our products or services to block a virus or prevent a security breach could harm our reputation and adversely impact our results of operations.
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility that were not detected before shipping the product. Additionally, defects may cause our products or services to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our services to effectively update end-customers’ hardware products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.
Any defects, errors, or vulnerabilities in our products could result in:

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
We are seeking to disrupt the enterprise security market with our enterprise security platform. However, organizations that use legacy products and services for their enterprise security needs may believe that these products and services sufficiently achieve their purpose. Organizations may also believe that our products and services only serve the needs of a portion of the enterprise security market. Accordingly, organizations may continue allocating their information technology (IT) budgets for legacy products and services and may not adopt our enterprise security platform. If the market for enterprise security solutions does not continue to adopt our enterprise security platform, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue may not grow or may decline, which would have a material adverse effect on our operating results and financial condition.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	political, economic and social uncertainty around the world, in particular, macroeconomic challenges in Europe and continued hostilities in the Middle East;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

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
For fiscal 2014, three channel partners represented 70% of our total revenue, and as of July 31, 2014, three channel partners represented 73% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, the U.S. Congress may take additional action in 2014 to further reduce federal spending and the deficit which could further impact our business and operating results.
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
Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and services to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly when the sales of our products exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our and our channel partners’ ability to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and services will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our or our channel partners' failure to provide and maintain high quality support services would have a material adverse effect on our business, financial condition, and operating results.
We face risks associated with having operations and employees located in Israel.
As a result of our acquisition of Cyvera, we have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. Most recently, there has been a significant increase in hostilities and political unrest between Hamas and Israel. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Any disruption in our operations in Israel could adversely affect our business.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc. (“Morta”), and in April 2014, we acquired Cyvera, both cybersecurity companies. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, operating results, and financial condition.
False detection of applications, viruses, spyware, vulnerability exploits, data patterns, or URL categories could adversely affect our business.
Our classifications of application type, virus, spyware, vulnerability exploits, data, or uniform resource locator (URL) categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
Claims by others that we infringe their proprietary technology or other rights could harm our business.
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, in December 2011, Juniper, one of our competitors, filed a lawsuit against us alleging patent infringement. In September 2013, we filed a lawsuit against Juniper alleging patent infringement. In May 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper to resolve all pending disputes between Juniper and us, including dismissal of all pending litigation. Please refer to the discussion under “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K for more information related to our intellectual property litigation and settlement with Juniper.
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
In addition, although we have settled our litigation with Juniper, there is no guarantee that future claims of infringement will not arise between us and Juniper or other third parties. Under the settlement agreement with Juniper, the parties agreed to a mutual dismissal of all pending litigation, a cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. We also agreed to pay Juniper a one-time settlement amount of approximately $175.0 million, consisting of $75.0 million in cash, 1,080,747 shares of our common stock, and a warrant to purchase 463,177 shares of our common stock. After the eight-year covenant not to sue period, Juniper could file additional lawsuits against us, asserting patent infringement for other patents that are not subject to the cross-license.

Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products without compensating us.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to patent-related laws enacted in the United States and other jurisdictions, including the America Invents Act and changes that may bring into question the validity of certain categories of software patents, and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. As a result, we may not be able to obtain adequate patent protection or effectively enforce any issued patents.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (IP) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation and may therefore adversely impact market acceptance of our products.
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
As of July 31, 2014, our goodwill and intangible assets were $203.0 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued 0.0% Convertible Senior Notes due 2019 (the “Notes”) and any conversion of some or all of the Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.” Furthermore, if we engage in debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, income taxes, and, with respect to business combinations, determining purchase price allocation and estimating the fair value of assets acquired and liabilities assumed.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (EU), Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS), and the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
We may still incur substantially more debt or take other actions which would diminish our ability to make payments on the Notes when due.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. While the terms of any future indebtedness we may incur could restrict our ability to incur additional indebtedness, any such restrictions will indirectly benefit holders of the Notes only to the extent any such indebtedness or credit facility is not repaid or does not mature while the Notes are outstanding.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under GAAP, we must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. GAAP further requires the equity component of the Notes to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
The market price of our common stock historically has been volatile and the value of your investment could decline.
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $99.90 to $39.08, through September 10, 2014. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock as a result of the existence of the Notes. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the sale of the Notes, we entered into convertible note hedge transactions with the certain counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of any converted Notes, as the case may be. The warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants unless, subject to certain conditions, we elect to cash settle the warrants.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a Note holder’s ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that such Note holder will receive upon conversion of the Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2014, we had outstanding approximately 79,519,000 shares of our common stock.
We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
In addition, additional shares may be sold through two registration statements on Form S-3 that we have filed. First, as a result of our settlement with Juniper in May 2014, Juniper received approximately 1,544,000 shares of our common stock (including the shares of common stock underlying the warrant issued to Juniper). In accordance with the settlement agreement, we filed a registration statement on Form S-3 to register the resale of the shares held by Juniper. Second, we have also filed a registration statement on Form S-3 to register the resale of the approximately 1,557,000 shares of common stock issued to certain former shareholders of Cyvera, in connection with our acquisition of Cyvera. Pursuant to these effective registration statements, the shares held by Juniper and the former shareholders of Cyvera may be sold freely in the public market, with Juniper subject to our insider trading policy and other terms described in the settlement agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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

While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our charter documents and Delaware law, as well as certain provisions of our Notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Additionally, certain provisions of our Notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions of our Notes also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 300,000 square feet of space under a lease agreement that expires in July 2023, with two separate five-year options to extend the lease term. We also lease space for operations and sales personnel in locations throughout the United States and various international locations, including the Netherlands, Singapore, the United Kingdom, Japan, Australia, and France. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 8. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.0001 par value per share, began trading on the New York Stock Exchange (NYSE) on July 20, 2012, where its prices are quoted under the symbol “PANW.”
Holders of Record
As of September 10, 2014, there were 133 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the New York Stock Exchange:

	High	Low
Year Ended July 31, 2013
First Quarter	$72.61	$53.27
Second Quarter	$57.65	$47.00
Third Quarter	$62.19	$50.29
Fourth Quarter	$56.60	$39.08
Year Ended July 31, 2014
First Quarter	$50.50	$42.04
Second Quarter	$64.92	$40.36
Third Quarter	$80.84	$57.02
Fourth Quarter	$85.78	$57.47
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
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during fiscal 2014 other than those transactions previously reported to the Securities and Exchange Commission (SEC) on our Current Reports on Form 8-K.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index. This performance graph assumes $100 was invested on July 20, 2012, the date our common stock commenced trading on the NYSE, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	7/20/2012	7/31/2012	7/31/2013	7/31/2014
Palo Alto Networks, Inc.	$100.00	$107.55	$92.11	$152.19
NYSE Composite Index	$100.00	$101.34	$123.19	$138.23
NYSE Arca Tech 100 Index	$100.00	$101.35	$127.39	$154.80

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2014, 2013, and 2012 and the consolidated balance sheet data as of July 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2011 and 2010 and the consolidated balance sheet data as of July 31, 2012, 2011, and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Consolidated Statements of Operations Data:
Revenue:
Product	$340,143	$243,707	$174,462	$84,800	$36,789
Services	258,036	152,400	80,676	33,797	11,993
Total revenue	598,179	396,107	255,138	118,597	48,782
Cost of revenue:
Product(1)	85,503	63,412	44,615	21,766	10,822
Services(1)	74,125	46,344	25,938	10,507	4,812
Total cost of revenue	159,628	109,756	70,553	32,273	15,634
Total gross profit	438,551	286,351	184,585	86,324	33,148
Operating expenses:
Research and development(1)	104,813	62,482	38,570	21,366	12,788
Sales and marketing(1)	334,763	199,771	115,917	62,254	29,726
General and administrative(1)	73,149	42,719	26,207	13,108	11,291
Legal settlement	141,173	—	—	—	—
Total operating expenses	653,898	304,972	180,694	96,728	53,805
Operating income (loss)	(215,347)	(18,621)	3,891	(10,404)	(20,657)
Interest expense	(1,883)	(74)	(36)	(25)	(1)
Other income (expense), net	(4,930)	39	(1,056)	(1,623)	(419)
Income (loss) before income taxes	(222,160)	(18,656)	2,799	(12,052)	(21,077)
Provision for income taxes	4,292	10,590	2,062	476	56
Net income (loss)	$(226,452)	$(29,246)	$737	$(12,528)	$(21,133)
Net income (loss) attributable to common stockholders, basic and diluted	$(226,452)	$(29,246)	$—	$(12,528)	$(21,133)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(3.05)	$(0.43)	$0.00	$(0.88)	$(1.78)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	74,291	68,682	19,569	14,201	11,901

(1)	Includes share-based compensation expense as follows:

	Year Ended July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of product revenue	$1,636	$765	$121	$27	$9
Cost of services revenue	9,434	3,586	653	179	46
Research and development	29,524	9,931	3,733	1,020	318
Sales and marketing	42,647	20,493	4,267	1,133	364
General and administrative	16,668	9,101	5,151	2,374	132
Total share-based compensation	$99,909	$43,876	$13,925	$4,733	$869

	July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$653,812	$310,614	$322,642	$40,517	$18,835
Investments	320,570	126,321	—	—	—
Working capital	610,155	323,597	259,651	9,739	7,000
Total assets	1,478,466	585,606	407,804	91,172	38,119
Convertible senior notes, net	466,875	—	—	—	—
Preferred stock warrant liability	—	—	—	2,068	491
Redeemable convertible preferred stock	—	—	—	64,491	64,491
Common stock including additional paid-in capital	804,414	381,710	309,099	9,311	2,589
Total stockholders’ equity (deficit)	$468,583	$272,420	$229,071	$(71,454)	$(65,648)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Part I, Item 1A of this report.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our generally accepted accounting principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. Discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing fiscal 2014 and 2013, and fiscal 2013 and 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. Overview of contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2014, including expected payment schedule.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next-generation of enterprise security with our innovative platform that allows enterprises, service providers, and government entities to simultaneously empower and secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches stemming from targeted cyber attacks. Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection, which we expect to release in fiscal 2015, prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using a dedicated appliance.
We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is generated from sales of our Next-Generation Firewall, which is available in hardware and virtualized form factors. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-to-site virtual private network (VPN), remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). Our products are designed for different performance requirements throughout an organization, ranging from the PA-200, which is designed for enterprise remote offices, to the PA-7050, which is designed for data centers and high-speed networks. The same firewall functionality that is delivered in the hardware appliances is also available in the VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments. Multiple firewalls can jointly use our WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware appliances across an organization with our Panorama product. In addition, our GlobalProtect appliance, GP-100, provides mobile device management, malware detection, and shares device state information to safely enable mobile devices for business use.

Services revenue is generated from sales of subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. Our Advanced Endpoint Protection, which we expect to release in fiscal 2015, protects against cyber attacks that exploit software vulnerabilities in Windows-based fixed and virtual endpoints through the use of its unique capability of stopping the underlying exploit techniques, and can prevent cyber attacks without relying on prior knowledge of the attack. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. We leverage our appliances to sell software as a service (SaaS) subscription services to meet our customers’ evolving enterprise security requirements. Our hybrid SaaS revenue model consists of product, subscriptions, and support and maintenance, which will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. Sales of these services increase our deferred revenue balance and contribute significantly to our positive cash flow provided by operating activities.
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
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings during fiscal 2014. These new product offerings include: the PA-7050 firewall with a throughput of 120Mbps; the GP-100 mobile security management appliance, which offers an easy to deploy, high-performance, dedicated management appliance for our GlobalProtect customers; and the VM-1000-HV virtual Next-Generation Firewall, which is fully integrated with VMware's NSX virtualization platform.
In addition, we extended our enterprise security platform and our technology leadership with the acquisitions of Cyvera Ltd. (“Cyvera”) and Morta Security, Inc. (“Morta”). Cyvera's endpoint software protects enterprises from cyber threats by using an innovative approach to block unknown, zero-day attacks on the endpoint. We intend to invest approximately $25.0 million in fiscal 2015 in research and development, customer support, and growing our Advanced Endpoint Protection sales force. We anticipate billings (non-GAAP) and revenue of our Advanced Endpoint Protection will begin ramping in the second half of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016. Morta provides a team of cybersecurity experts that will enhance our WildFire threat prevention offering. These enhancements enable quick discovery and elimination of previously unknown malware, zero-day exploits, and advanced persistent threats.
In May 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper Networks, Inc. (“Juniper”). Under the terms of the settlement agreement, we agreed to pay Juniper $75.0 million in cash, transfer 1.1 million shares of our common stock, and issue a warrant to purchase 0.5 million shares of our common stock. The terms of the settlement agreement provide for mutual dismissal with prejudice of all pending litigation between the parties, cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. The settlement with Juniper resolves all pending litigation matters between us and will allow us to further focus on innovating and strengthening our product portfolio, servicing our customers, and growing our business.
For fiscal 2014, we added more than 5,300 new customers, including some of the largest Fortune 100 and Global 2000 companies in the world. We had more than 19,000 end-customers in over 130 countries as of July 31, 2014. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. As of July 31, 2014, we had 1,722 employees.
For fiscal 2014, 2013, and 2012, revenues were $598.2 million, $396.1 million, and $255.1 million, respectively, representing year over year growth of 51.0% for fiscal 2014 and 55.3% for fiscal 2013, despite continued uncertainty in the macroeconomic environment.
All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 73.1% to $123.2 million, followed by support and maintenance services, which grew 66.0% to $134.8 million, and product, which grew 39.6% to $340.1 million. The growth reflected increasing recurring revenue in our business model and rapid adoption of high margin subscription services in our base of end-customers.
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% convertible senior notes due 2019 (the "Notes"). The net proceeds from the offering, after deducting fees and offering expenses of $15.4 million, were approximately $559.6 million. In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.2 million shares of our common stock at a price of approximately $110.28 per share. In addition, concurrent with entering into the convertible note hedge transactions, we entered into separate warrant transactions whereby we sold warrants to acquire approximately 5.2 million shares of our common stock at an initial strike price of approximately $137.85 per share. We used approximately $32.7 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds from the warrant transactions). Refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to the Notes. Our cash, cash equivalents, and investments were $974.4 million as of July 31, 2014.
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

	July 31,
	2014	2013
	(in thousands)
Total deferred revenue	$422,578	$249,230
Cash, cash equivalents, and investments	$974,382	$436,935

	Year Ended July 31,
	2014	2013	2012
	(dollars in thousands)
Total revenue	$598,179	$396,107	$255,138
Year over year percentage increase	51.0%	55.3%	115.1%
Gross margin percentage(5)	73.3%	72.3%	72.3%
Operating income (loss)(1)(2)(3)(4)(5)	$(215,347)	$(18,621)	$3,891
Operating margin percentage	(36.0)%	(4.7)%	1.5%
Billings (non-GAAP)	$771,375	$509,529	$323,691
Cash flow provided by operating activities	$88,406	$114,519	$77,368
Free cash flow (non-GAAP)(6)	$52,299	$92,077	$62,803
______________

(1)	Includes share-based compensation expense of $99.9 million, $43.9 million, and $13.9 million for fiscal 2014, 2013, and 2012, respectively.

(2)	Includes intellectual property litigation expense of $11.3 million, $3.6 million, and $0.7 million for fiscal 2014, 2013, and 2012, respectively.

(3)	Includes legal settlement expense of $141.2 million, nil, and nil for fiscal 2014, 2013, and 2012, respectively.

(4)	Includes acquisition transaction costs of $4.4 million, nil, and nil for fiscal 2014, 2013, and 2012, respectively.

(5)	Includes amortization of Juniper intellectual property licenses of $2.0 million, nil, and nil for fiscal 2014, 2013, and 2012, respectively.

(6)	Includes our cash payments of $75.0 million and $20.0 million in fiscal 2014 for the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively.

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended July 31,
	2014	2013	2012
	(in thousands)
Cash Flow:
Cash flow provided by operating activities	$88,406	$114,519	$77,368
Less: purchase of property, equipment, and other assets	36,107	22,442	14,565
Free cash flow (non-GAAP)(1)	$52,299	$92,077	$62,803
Net cash used in investing activities	$(320,348)	$(151,565)	$(14,565)
Net cash provided by financing activities	$575,140	$25,018	$219,322
______________

(1)	Includes our cash payments of $75.0 million and $20.0 million in fiscal 2014 for the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively.

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

	Year Ended July 31,
	2014	2013	2012
	(in thousands)
Billings (non-GAAP):
Total revenue	$598,179	$396,107	$255,138
Add: change in total deferred revenue, net of acquired deferred revenue	173,196	113,422	68,553
Billings (non-GAAP)	$771,375	$509,529	$323,691
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

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. We expect to release our Advanced Endpoint Protection in fiscal 2015. We anticipate revenue from our Advanced Endpoint Protection will begin ramping in the second half of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016. Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions are priced as a percentage of the appliance’s list price. Our contractual subscription and support and maintenance terms are typically one to five years. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our installed end-customer base.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount, and amortization of intangible assets.

•
Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer. Our cost of product revenue also includes amortization of intellectual property licenses, product testing costs, allocated costs, warranty costs, shipping costs, and personnel costs associated with logistics and quality control. We expect our cost of product revenue to increase as our product revenue increases.

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support organization, amortization of intangible assets acquired, allocated costs, and URL filtering database service fees. We expect our cost of services revenue to increase as our installed end-customer base grows.

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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expense, and legal settlement expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2014, we expect to recognize approximately $320.8 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
General and Administrative. General and administrative expense consists of personnel costs, professional services, and certain non-recurring general expenses. General and administrative personnel include our executive, finance, human resources, legal, and IT organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue.

•
Legal Settlement. Legal settlement expense consists of charges related to the settlement agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc. (“Fortinet”). Refer to the discussion under Note 9. Legal Settlement of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to these matters.

Interest Expense
Interest expense consists of the amortization of the debt discount and debt issuance costs related to the Notes. We expect interest expense to increase over the term of the Notes.
Other Income (Expense), Net
Other income (expense), net consists primarily of the change in the fair value of the warrant issued to Juniper, which was classified as a liability on our consolidated balance sheets and remeasured to fair value from the date of issuance through the date of exercise with the corresponding change recorded as other expense. Other income (expense), net also includes interest income earned on our cash, cash equivalents, and investments, foreign currency re-measurement gains and losses, and foreign currency transaction gains and losses.
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

	Year Ended July 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$340,143	$243,707	$174,462
Services	258,036	152,400	80,676
Total revenue	598,179	396,107	255,138
Cost of revenue:
Product	85,503	63,412	44,615
Services	74,125	46,344	25,938
Total cost of revenue	159,628	109,756	70,553
Total gross profit	438,551	286,351	184,585
Operating expenses:
Research and development	104,813	62,482	38,570
Sales and marketing	334,763	199,771	115,917
General and administrative	73,149	42,719	26,207
Legal settlement	141,173	—	—
Total operating expenses	653,898	304,972	180,694
Operating income (loss)	(215,347)	(18,621)	3,891
Interest expense	(1,883)	(74)	(36)
Other income (expense), net	(4,930)	39	(1,056)
Income (loss) before income taxes	(222,160)	(18,656)	2,799
Provision for income taxes	4,292	10,590	2,062
Net income (loss)	$(226,452)	$(29,246)	$737

	Year Ended July 31,
	2014	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	56.9%	61.5%	68.4%
Services	43.1%	38.5%	31.6%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	14.3%	16.0%	17.5%
Services	12.4%	11.7%	10.2%
Total cost of revenue	26.7%	27.7%	27.7%
Total gross profit	73.3%	72.3%	72.3%
Operating expenses:
Research and development	17.5%	15.8%	15.1%
Sales and marketing	56.0%	50.4%	45.4%
General and administrative	12.2%	10.8%	10.3%
Legal settlement	23.6%	—%	—%
Total operating expenses	109.3%	77.0%	70.8%
Operating income (loss)	(36.0)%	(4.7)%	1.5%
Interest expense	(0.3)%	—%	—%
Other income (expense), net	(0.8)%	—%	(0.4)%
Income (loss) before income taxes	(37.1)%	(4.7)%	1.1%
Provision for income taxes	0.8%	2.7%	0.8%
Net income (loss)	(37.9)%	(7.4)%	0.3%

Comparison of Fiscal 2014 and 2013
Revenue

	Year Ended July 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$340,143	56.9%	$243,707	61.5%	$96,436	39.6%
Services
Subscription	123,236	20.6%	71,203	18.0%	52,033	73.1%
Support and maintenance	134,800	22.5%	81,197	20.5%	53,603	66.0%
Total services	258,036	43.1%	152,400	38.5%	105,636	69.3%
Total revenue	$598,179	100.0%	$396,107	100.0%	$202,072	51.0%
Revenue by geographic theater:
Americas	$396,626	66.3%	$247,616	62.5%	$149,010	60.2%
EMEA	126,915	21.2%	91,496	23.1%	35,419	38.7%
APAC	74,638	12.5%	56,995	14.4%	17,643	31.0%
Total revenue	$598,179	100.0%	$396,107	100.0%	$202,072	51.0%
Product revenue increased $96.4 million, or 39.6%, for fiscal 2014 compared to fiscal 2013. The increase was driven by increased demand for our higher end appliances. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $105.6 million, or 69.3%, for fiscal 2014 compared to fiscal 2013. The increase was driven by a 73.1% increase in our subscription revenue and a 66.0% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscriptions and support and maintenance revenue will fluctuate over time, depending on the mix of services revenue and the introduction of new subscription offerings. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for fiscal 2014 compared to fiscal 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (EMEA) and Asia Pacific and Japan (APAC) increased during fiscal 2014 compared to fiscal 2013 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue and Gross Margin

	Year Ended July 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$85,503		$63,412		$22,091
Services	74,125		46,344		27,781
Total cost of revenue	$159,628		$109,756		$49,872
Gross profit:
Product	$254,640	74.9%	$180,295	74.0%	$74,345	0.9%
Services	183,911	71.3%	106,056	69.6%	77,855	1.7%
Total gross profit	$438,551	73.3%	$286,351	72.3%	$152,200	1.0%

Product cost increased $22.1 million, or 34.8%, for fiscal 2014 compared to fiscal 2013 due to an increase in product unit volume. Product cost for fiscal 2014 includes $2.0 million of amortization related to Juniper intellectual property licenses.
Service cost increased $27.8 million, or 59.9%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $14.8 million related to increasing our headcount, allocated costs of $5.5 million, professional services costs of $2.1 million, amortization of acquired intangible assets of $1.6 million, and other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
 Gross margin increased 100 basis points for fiscal 2014 compared to fiscal 2013. The increase of 90 basis points in product margin was due to continued focus on material cost reductions, partially offset by $2.0 million of amortization related to Juniper intellectual property licenses. The increase of 170 basis points in services margin was due to contributions from our higher margin subscription services.
Operating Expenses

	Year Ended July 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$104,813	17.5%	$62,482	15.8%	$42,331	67.7%
Sales and marketing	334,763	56.0%	199,771	50.4%	134,992	67.6%
General and administrative	73,149	12.2%	42,719	10.8%	30,430	71.2%
Legal settlement	141,173	23.6%	—	—%	141,173	N/A
Total operating expenses	$653,898	109.3%	$304,972	77.0%	$348,926	114.4%
Includes share-based compensation of:
Research and development	$29,524		$9,931		$19,593	197.3%
Sales and marketing	42,647		20,493		22,154	108.1%
General and administrative	16,668		9,101		7,567	83.1%
Total	$88,839		$39,525		$49,314	124.8%
Research and development expense increased $42.3 million, or 67.7%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $31.4 million largely due to an increase in headcount, an increase in allocated costs of $6.4 million, and an increase in development costs of $2.5 million to support continued investment in our future product and service offerings.
Sales and marketing expense increased $135.0 million, or 67.6%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $94.6 million largely due to an increase in sales commissions and headcount, an increase in allocated costs of $13.9 million, an increase in travel and entertainment costs of $8.9 million, an increase in professional services costs of $7.6 million, and an increase in demand generation activities, trade shows, and other marketing activities of $6.1 million.
General and administrative expense increased $30.4 million, or 71.2%, for fiscal 2014 compared to fiscal 2013 due to an increase in professional services costs of $12.5 million, including expenses related to the intellectual property litigation with Juniper of $7.7 million and expenses related to our acquisitions of Cyvera and Morta of $4.4 million, an increase in personnel costs of $12.3 million, largely due to an increase in headcount, and an increase of allocated costs of $2.4 million.
Legal settlement expense increased $141.2 million for fiscal 2014 compared to fiscal 2013 due to the recognition of an expense of $121.2 million and $20.0 million for the settlement agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively.

Interest Expense

	Year Ended July 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest expense	$1,883	$74	$1,809	2,444.6%
Interest expense increased $1.8 million for fiscal 2014 compared to fiscal 2013 due to the amortization of debt discount and debt issuance costs related to the Notes. Interest expense related to the amortization of debt discount and debt issuance costs will range from $22.3 million to $25.7 million per year over the next five fiscal years.
Other Income (Expense), Net

	Year Ended July 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$(4,930)	$39	$(4,969)	NM
Other income (expense), net decreased $5.0 million for fiscal 2014 compared to fiscal 2013 due to an expense of $5.9 million to record the change in the fair value of the warrant issued to Juniper from June 3, 2014, the issuance date of the warrant, through July 1, 2014, the date the warrant was exercised, partially offset by foreign currency remeasurement gains and an increase in interest income.
Provision for Income Taxes

	Year Ended July 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$4,292	$10,590	$(6,298)	(59.5)%
Effective tax rate	(1.9)%	(56.8)%
 We recorded an income tax provision for fiscal 2014 due to foreign income taxes and foreign withholding taxes. The provision for income taxes decreased $6.3 million for fiscal 2014 compared to fiscal 2013 due to decreased U.S. taxable income, primarily attributable to the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet.

Comparison of Fiscal 2013 and 2012
Revenue

	Year Ended July 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$243,707	61.5%	$174,462	68.4%	$69,245	39.7%
Services
Subscription	71,203	18.0%	38,698	15.2%	32,505	84.0%
Support and maintenance	81,197	20.5%	41,978	16.4%	39,219	93.4%
Total services	152,400	38.5%	80,676	31.6%	71,724	88.9%
Total revenue	$396,107	100.0%	$255,138	100.0%	$140,969	55.3%
Revenue by geographic theater:
Americas	$247,616	62.5%	$161,873	63.4%	$85,743	53.0%
EMEA	91,496	23.1%	61,994	24.3%	29,502	47.6%
APAC	56,995	14.4%	31,271	12.3%	25,724	82.3%
Total revenue	$396,107	100.0%	$255,138	100.0%	$140,969	55.3%
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
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for fiscal 2013 compared to fiscal 2012 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased during fiscal 2013 compared to fiscal 2012 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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
Service cost increased $20.4 million, or 78.7%, for fiscal 2013 compared to fiscal 2012 due to an increase in personnel costs of $9.5 million, including share-based compensation of $2.9 million. The remaining increase was attributable to other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
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
General and administrative expense increased $16.5 million, or 63.0%, for fiscal 2013 compared to fiscal 2012 due to an increase in professional services costs of $6.9 million, including expenses related to IP litigation with Juniper of $3.6 million. The remaining increase was due to an increase in personnel costs of $6.6 million, and an increase in allocated costs of $2.3 million related to overall growth to support the business and building our infrastructure to meet the regulatory requirements of being a public company.

Other Income (Expense), Net

	Year Ended July 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$39	$(1,056)	$1,095	NM
Other income (expense), net consisted primarily of foreign currency remeasurement losses for fiscal 2013 and the change in fair value of our preferred stock warrant liability for fiscal 2012. The increase in other income (expense), net was due to the elimination of the expense related to our preferred stock warrant liability as a result of exercise of these warrants by the holders in December 2011 and January 2012, partially offset by an increase in foreign currency remeasurement loss.
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
Liquidity and Capital Resources

	July 31,
	2014	2013
	(in thousands)
Working capital	$610,155	$323,597
Cash, cash equivalents, and investments:
Cash and cash equivalents	$653,812	$310,614
Investments	320,570	126,321
Total cash, cash equivalents, and investments	$974,382	$436,935
At July 31, 2014, our cash and cash equivalents and investments of $974.4 million were held for working capital purposes, of which approximately $101.5 million was held outside the United States. Our current plans do not include repatriating these funds. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued the Notes with an aggregate principal amount of $575.0 million. The Notes will mature on July 1, 2019. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on the specific circumstances. Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes to be converted and we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of July 31, 2014, the Notes were not convertible.

The net proceeds from the offering, after deducting fees and offering expenses of $15.4 million, were approximately $559.6 million. In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase up to 5.2 million shares of our common stock at a price of approximately $110.28 per share. In addition, concurrent with entering into the convertible note hedge transactions, we entered into separate warrant transactions whereby we sold warrants to acquire approximately 5.2 million shares of our common stock at an initial strike price of approximately $137.85 per share. We used approximately $32.7 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds from the warrant transactions). The remaining net proceeds will be used for general corporate purposes, including working capital, capital expenditures, potential acquisitions, and strategic transactions.
The following table summarizes cash flows for the years ended July 31, 2014, 2013, and 2012.

	Year Ended July 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$88,406	$114,519	$77,368
Cash used in investing activities	(320,348)	(151,565)	(14,565)
Cash provided by financing activities	575,140	25,018	219,322
Net increase (decrease) in cash and cash equivalents	$343,198	$(12,028)	$282,125
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In addition, we may be required to pay additional taxes related to the acquisition of Cyvera if we transfer the acquired intellectual property out of Israel. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for fiscal 2014, 2013, and 2012 was $88.4 million, $114.5 million, and $77.4 million, respectively.
Cash provided by operating activities in fiscal 2014 was $88.4 million, a decrease of $26.1 million compared to fiscal 2013 due to payments of $75.0 million and $20.0 million in fiscal 2014 for the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively. The decrease was partially offset by an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Cash provided by operating activities in fiscal 2013 was $114.5 million, an increase of $37.2 million compared to fiscal 2012 due to changes in our assets and liabilities, partially offset by an increase in our net loss in fiscal 2013. Our net loss for fiscal 2013 increased due to an increase in share-based compensation expense. Changes in assets and liabilities in fiscal 2013 compared to fiscal 2012 include an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2014 was $320.3 million, an increase of $168.8 million as compared to fiscal 2013. The increase was due to net cash payments of $85.7 million for business acquisitions, an increase of $69.4 million in net purchases of available-for-sale investments, and an increase of $13.7 million in purchases of property, equipment, and other assets.
Cash used in investing activities during fiscal 2013 was $151.6 million, an increase of $137.0 million as compared to fiscal 2012. The increase was primarily due to net purchases of short-term and long-term investments of $129.1 million and an increase of $7.9 million in purchases of property, equipment, and other assets.

Financing Activities
Our financing activities have consisted of proceeds from the issuance of the Notes, proceeds from sale of our common stock in our initial public offering, and proceeds from the exercises of stock options and the employee stock purchase plan.
Cash provided by financing activities during fiscal 2014 was $575.1 million, an increase of $550.1 million as compared to fiscal 2013. The increase was due to net proceeds from the issuance of the Notes of $527.7 million. The remaining increase was due to higher proceeds from the sale of shares through employee equity incentive plans during fiscal 2014 and the last payments of our initial public offering costs in fiscal 2013.
Cash provided by financing activities during fiscal 2013 was $25.0 million, a decrease of $194.3 million as compared to fiscal 2012. The decrease was due to proceeds of $215.4 million from our initial public offering during fiscal 2012. The decrease was partially offset by higher proceeds from exercise of stock options and employee stock purchase plan during fiscal 2013.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
0.0% convertible senior notes due 2019	$575,000	$—	$—	$575,000	$—
Operating lease obligations(1) (2)	105,710	14,170	27,466	21,471	42,603
Purchase obligations(3)	29,895	29,895	—	—	—
Total(4)	$710,605	$44,065	$27,466	$596,471	$42,603
______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)
Excludes proceeds from contractual sublease of $10.7 million, which consists of $2.6 million to be received in less than one year, $6.0 million to be received in one to three years, $2.1 million to be received in three to five years, and nil to be received in more than five years.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of July 31, 2014, we had approximately $4.5 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through July 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Share-Based Compensation
Compensation expense related to share-based transactions is measured and recognized in the financial statements based on fair value. The fair value of option awards and purchases under our 2012 Equity Incentive Plan (the “2012 Plan”) and 2012 Employee Stock Purchase Plan (the “2012 ESPP”) is estimated on the grant date. The fair value of restricted stock units (RSUs) is based on the closing market price of our common stock on the date of grant. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.
The fair value of options and shares sold through our 2012 Plan and 2012 ESPP is determined using the Black-Scholes option-pricing model. Our option-pricing model requires the input of the fair value of our common stock and subjective assumptions, including the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.
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
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement.
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
From time to time, we are involved in disputes, litigation, and other legal actions. We are vigorously defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. Refer to the discussion under “Commitments and Contingencies—Litigation” in Note 8. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to pending litigation.
Goodwill, Intangibles, and Other Long-Lived Assets
We make significant estimates, assumptions, and judgments when valuing goodwill and other purchased intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other purchased intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets, and the profit margin a market participant would receive. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe impairment indicators exist. We first analyze qualitative factors, which include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If qualitative factors indicate that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then we will perform the quantitative analysis required under the two-step goodwill impairment test.
Under the two-step goodwill impairment test, we first compare the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. If the fair value of the reporting unit does not exceed the carrying amount of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. When the carrying amount of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of a reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
To date, we have not recognized any impairment losses on our goodwill, intangible assets, and long-lived assets.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2014 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2014 would not have been material to our financial statements assuming consistent investment levels.
Market Risk and Market Interest Risk
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% convertible senior notes due 2019 (the “Notes”). We carry this instrument at face value less unamortized discount on our balance sheet. As this instrument does not bear interest, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuate when interest rates change, and additionally, in the case of the Notes, when the market price of our common stock fluctuates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palo Alto Networks, Inc. at July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.

We have audited Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Palo Alto Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Palo Alto Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2014 of Palo Alto Networks, Inc. and our report dated September 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 18, 2014

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework). Based on that assessment, management concluded that, as of July 31, 2014, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of July 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of July 31, 2014.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$653,812	$310,614
Short-term investments	118,690	109,007
Accounts receivable, net of allowance for doubtful accounts of $471 and $51 at July 31, 2014 and July 31, 2013, respectively	135,518	87,461
Prepaid expenses and other current assets	50,306	22,617
Total current assets	958,326	529,699
Property and equipment, net	48,744	32,086
Long-term investments	201,880	17,314
Goodwill	155,033	—
Intangible assets, net	47,955	1,358
Other assets	66,528	5,149
Total assets	$1,478,466	$585,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,526	$15,544
Accrued compensation	48,727	22,004
Accrued and other liabilities	25,000	14,609
Deferred revenue	259,918	153,945
Total current liabilities	348,171	206,102
Convertible senior notes, net	466,875	—
Long-term deferred revenue	162,660	95,285
Other long-term liabilities	32,177	11,799
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding at July 31, 2014 and July 31, 2013	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 79,519 and 71,612 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	8	7
Additional paid-in capital	804,406	381,703
Accumulated other comprehensive loss	(105)	(16)
Accumulated deficit	(335,726)	(109,274)
Total stockholders’ equity	468,583	272,420
Total liabilities and stockholders’ equity	$1,478,466	$585,606

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2014	2013	2012
Revenue:
Product	$340,143	$243,707	$174,462
Services	258,036	152,400	80,676
Total revenue	598,179	396,107	255,138
Cost of revenue:
Product	85,503	63,412	44,615
Services	74,125	46,344	25,938
Total cost of revenue	159,628	109,756	70,553
Total gross profit	438,551	286,351	184,585
Operating expenses:
Research and development	104,813	62,482	38,570
Sales and marketing	334,763	199,771	115,917
General and administrative	73,149	42,719	26,207
Legal settlement (Note 9)	141,173	—	—
Total operating expenses	653,898	304,972	180,694
Operating income (loss)	(215,347)	(18,621)	3,891
Interest expense	(1,883)	(74)	(36)
Other income (expense), net	(4,930)	39	(1,056)
Income (loss) before income taxes	(222,160)	(18,656)	2,799
Provision for income taxes	4,292	10,590	2,062
Net income (loss)	$(226,452)	$(29,246)	$737
Net income (loss) attributable to common stockholders, basic and diluted	$(226,452)	$(29,246)	$—
Net income (loss) per share attributable to common stockholders, basic and diluted	$(3.05)	$(0.43)	$0.00
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	74,291	68,682	19,569

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended July 31,
	2014	2013	2012
Net income (loss)	$(226,452)	$(29,246)	$737
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(72)	(15)	—
Reclassification adjustment for realized net gains on investments included in net loss	(17)	(1)	—
Net change	(89)	(16)	—
Comprehensive income (loss)	$(226,541)	$(29,262)	$737

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2011	41,084	$64,491	19,751	$2	$9,309	$—	$(80,765)	$(71,454)
Net income and comprehensive income	—	—	—	—	—	—	737	737
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(41,305)	(67,517)	41,305	4	67,513	—	—	67,517
Issuance of common stock from initial public offering, net of offering costs	—	—	5,617	1	215,374	—	—	215,375
Stock option exercises, net of unvested portion and excess tax benefit	—	—	1,044	—	2,422	—	—	2,422
Share-based compensation for equity based awards	—	—	—	—	13,837	—	—	13,837
Repurchase of unvested restricted common stock from terminated employees	—	—	(57)	—	—	—	—	—
Issuance of restricted common stock to employees	—	—	192	—	—	—	—	—
Proceeds from settlement of note receivable	—	—	—	—	637	—	—	637
Exercise of preferred stock warrants	221	3,026	—	—	—	—	—	—
Balance as of July 31, 2012	—	—	67,852	7	309,092	—	(80,028)	229,071
Net loss	—	—	—	—	—	—	(29,246)	(29,246)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Stock option exercises, net of unvested portion and excess tax benefit	—	—	3,627	—	22,640	—	—	22,640
Issuance of common stock upon vesting of restricted stock units	—	—	5	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	170	—	6,267	—	—	6,267
Share-based compensation for equity based awards	—	—	—	—	43,704	—	—	43,704
Repurchase of unvested restricted common stock from terminated employees	—	—	(42)	—	—	—	—	—
Balance as of July 31, 2013	—	—	71,612	7	381,703	(16)	(109,274)	272,420
Net loss	—	—	—	—	—	—	(226,452)	(226,452)
Issuance of common stock in connection with legal settlement	—	—	1,544	—	113,332	—	—	113,332
Issuance of common stock in connection with acquisition	—	—	1,281	—	87,477	—	—	87,477
Issuance of restricted common stock in connection with acquisition	—	—	276	—	—	—	—	—
Equity component of convertible senior notes, net	—	—	—	—	106,836	—	—	106,836
Purchase of convertible senior note hedges	—	—	—	—	(110,975)	—	—	(110,975)
Issuance of warrants	—	—	—	—	78,258	—	—	78,258
Other comprehensive loss	—	—	—	—	—	(89)		(89)
Stock option exercises, net of unvested portion and excess tax benefit	—	—	3,645	1	35,132	—	—	35,133
Issuance of common stock upon vesting of restricted stock units	—	—	870	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	319	—	12,869	—	—	12,869
Share-based compensation for equity based awards	—	—	—	—	99,774	—	—	99,774
Repurchase of unvested restricted common stock from terminated employees	—	—	(28)	—	—	—	—	—
Balance as of July 31, 2014	—	$—	79,519	$8	$804,406	$(105)	$(335,726)	$468,583
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(226,452)	$(29,246)	$737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation for equity based awards	99,774	43,704	13,837
Issuance of common stock for legal settlement	46,173	—	—
Depreciation and amortization	19,419	9,892	6,134
Amortization of investment premiums, net of accretion of purchase discounts	1,518	1,943	—
Amortization of debt discount and debt issuance costs	1,826	—	—
Change in fair value of common stock warrant	5,859	—	—
Excess tax benefit from share-based compensation	(957)	(6,762)	(215)
Change in fair value of preferred stock warrants	—	—	958
Loss on facility sublease	—	262	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(47,949)	(41,819)	(15,965)
Prepaid expenses and other assets	(10,308)	(8,865)	(11,063)
Accounts payable	(1,100)	5,830	3,779
Accrued compensation	26,331	10,697	2,066
Accrued and other liabilities	1,076	15,461	7,846
Deferred revenue	173,196	113,422	68,553
Reimbursement of cost of leasehold improvements	—	—	701
Net cash provided by operating activities	88,406	114,519	77,368
Cash flows from investing activities
Purchase of investments	(506,642)	(345,324)	—
Proceeds from sales of investments	74,597	13,491	—
Proceeds from maturities of investments	233,530	202,710	—
Acquisition of business, net of cash acquired	(85,726)	—	—
Purchase of property, equipment, and other assets	(36,107)	(22,442)	(14,565)
Net cash used in investing activities	(320,348)	(151,565)	(14,565)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	560,433	—	—
Proceeds from issuance of warrants	78,258	—	—
Purchase of convertible note hedges	(110,975)	—	—
Proceeds from exercise of stock options	33,730	14,765	1,956
Proceeds from employee stock purchase plan	12,869	6,267	—
Excess tax benefit from share-based compensation	957	6,762	215
Proceeds from settlement of note receivable	—	—	637
Payments of initial public offering costs	—	(2,698)	—
Proceeds from initial public offering, net of offering costs	—	—	215,375
Change in restricted cash	—	—	1,221
Repurchase of restricted common stock from terminated employees	(132)	(78)	(82)
Net cash provided by financing activities	575,140	25,018	219,322
Net increase (decrease) in cash and cash equivalents	343,198	(12,028)	282,125
Cash and cash equivalents—beginning of period	310,614	322,642	40,517
Cash and cash equivalents—end of period	$653,812	$310,614	$322,642
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,523	$304	$1,355
Cash paid for interest	$44	$58	$23
Non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$87,477	$—	$—
Conversion of preferred stock into common stock	$—	$—	$67,517
Issuance of preferred stock upon exercise of warrant	$—	$—	$3,026
See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar and share amounts rounded to the nearest thousand, except per share data)
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
Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection, which we expect to release in fiscal 2015, prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using a dedicated appliance.
We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. Our partners are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include all adjustments necessary for a fair presentation of our annual results. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the best estimate of selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our property and equipment, identified intangibles and goodwill, future taxable income, contract manufacturer liabilities, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Our accounts receivables are primarily derived from our channel partners representing various geographical locations. We perform ongoing credit evaluations of our channel partners and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2014, three partners represented 36%, 24%, and 13% of our gross accounts receivable. For fiscal 2014, three partners represented 32%, 25%, and 13% of our total revenue. We rely on an independent contract manufacturer to assemble most of our products and sole suppliers for a certain number of our components.

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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each partner’s expected ability to pay, and the collection history with each partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2014 and 2013, the allowance for doubtful accounts activity was not significant.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.
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
Through July 31, 2014, we have not recognized any impairment losses on our goodwill, intangible assets, and long-lived assets.
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our partners upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer. Through July 31, 2014, we have not accrued any significant costs associated with this exposure.
Convertible Senior Notes
On June 30, 2014, we issued $575,000,000 aggregate principal amount of 0.0% convertible senior notes due 2019 (the "Notes"). In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the consolidated balance sheets.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3,693,000, $1,808,000, and $1,604,000, during the years ended July 31, 2014, 2013, and 2012, respectively.
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
The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.
Share-Based Compensation
Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. The fair value of restricted stock units (RSUs) is based on the closing market price of our common stock on the date of grant. The fair value of option awards and purchases under our 2012 Equity Incentive Plan (the “2012 Plan”) and 2012 Employee Stock Purchase Plan (the “2012 ESPP”) is estimated using the Black-Scholes option-pricing model. This model requires the input of the fair value of our common stock and that at the date of grant we determine the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards. We estimate a forfeiture rate to calculate the share-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.
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
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance is effective for us in the first quarter of fiscal 2015 and will be applied prospectively. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The guidance was effective for us in the first quarter of fiscal 2014. Our adoption of this guidance did not impact our financial statements as the guidance is related to disclosure only and we did not have significant reclassifications out of accumulated other comprehensive income.
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

The following table presents the fair value of our financial assets and liabilities using the above input categories as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014				July 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$—	$—	$—	$1,822	$—	$—	$1,822
U.S. government and agency securities	—	—	—	—	—	46,700	—	46,700
Money market funds	—	—	—	—	131,845	—	—	131,845
Total cash equivalents	—	—	—	—	133,667	46,700	—	180,367
Short-term investments:
Corporate debt securities	—	22,239	—	22,239	—	32,834	—	32,834
U.S. government and agency securities	—	96,451	—	96,451	—	76,173	—	76,173
Total short-term investments	—	118,690	—	118,690	—	109,007	—	109,007
Long-term investments:
Certificates of deposit	—	1,000	—	1,000	—	—	—	—
Corporate debt securities	—	39,018	—	39,018	—	12,317	—	12,317
U.S. government and agency securities	—	161,862	—	161,862	—	4,997	—	4,997
Total long-term investments	—	201,880	—	201,880	—	17,314	—	17,314
Other assets:
Restricted cash	1,220	—	—	1,220	1,221	—	—	1,221
Total other assets	1,220	—	—	1,220	1,221	—	—	1,221
Total assets measured at fair value	$1,220	$320,570	$—	$321,790	$134,888	$173,021	$—	$307,909
Refer to Note 7. Convertible Senior Notes for the carrying amount and estimated fair value of the Notes, which were not recorded at fair value as of July 31, 2014.
3. Investments
The following table summarizes the unrealized gains and losses and fair value of our investments as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	61,299	16	(58)	61,257
U.S. government and agency securities	258,376	45	(108)	258,313
Total	$320,675	$61	$(166)	$320,570

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,822	$—	$—	$1,822
Corporate debt securities	45,173	12	(34)	45,151
U.S. government and agency securities	127,864	8	(2)	127,870
Money market funds	131,845	—	—	131,845
Total	$306,704	$20	$(36)	$306,688

The following table presents our investments that were in an unrealized loss position as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$43,868	$(58)	$—	$—	$43,868	$(58)
U.S. government and agency securities	142,490	(108)	—	—	142,490	(108)
Total	$186,358	$(166)	$—	$—	$186,358	$(166)

	July 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$31,429	$(34)	$—	$—	$31,429	$(34)
U.S. government and agency securities	15,926	(2)	—	—	15,926	(2)
Total	$47,355	$(36)	$—	$—	$47,355	$(36)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at July 31, 2014.
We received proceeds of $74,597,000, $13,491,000, and nil from sales of investments during the years ended July 31, 2014, 2013, and 2012, respectively. We use the specific identification method to determine the cost basis of investments sold. Through July 31, 2014, our realized gains and losses on sales of investments were not material.
The following table summarizes the amortized cost and fair value of our investments as of July 31, 2014, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$118,678	$118,690
Due within one to two years	193,952	193,853
Due within two to three years	8,045	8,027
Total	$320,675	$320,570
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
In addition, we issued 276,000 shares of restricted common stock with a total fair value of $17,612,000 to certain Cyvera employees. The restriction on these shares will be released over a period of three years from the acquisition date, subject to continued employment. These shares were excluded from the purchase consideration and are being expensed over the remaining service periods on a straight-line basis as share-based compensation. As of July 31, 2014, all of the restricted common stock issued in connection with the acquisition remained unvested.
We expensed the related acquisition costs in the amount of $3,940,000 in general and administrative expenses for the year ended July 31, 2014.
The following table summarizes our allocation of the purchase consideration based on the estimated fair value of assets acquired and liabilities assumed (in thousands):

Amount
Cash	$6,930
Goodwill	144,906
Identified intangible assets	42,300
Accrued and other liabilities, net	(6,950)
Long-term deferred tax liability, net	(9,539)
Total	$177,647
The estimated fair values of assets acquired and liabilities assumed in the table above have been adjusted to reflect a change in our estimated blended state tax rate during the measurement period. Additional adjustments to current and noncurrent income taxes payable and deferred taxes may be required as additional information is received and certain tax returns are finalized. We expect to finalize the allocation of the purchase consideration to the assets acquired and liabilities assumed as soon as practicable, but not later than 12 months from the acquisition date.
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$34,500	7 years
In-process research and development	7,600	N/A
Other	200	2 years
Total	$42,300
Goodwill generated from this business combination is primarily attributable to the assembled workforce and synergies from combined selling opportunities of both network security products and endpoint security products. The goodwill is not tax deductible for income tax purposes.
Cyvera’s operating results are included in our consolidated statements of operations from the date of the acquisition and are considered immaterial for purposes of financial disclosures.
The following table presents the unaudited pro forma financial information for the years ended July 31, 2014 and 2013, as though the companies were combined as of August 1, 2012 (in thousands):

	Year Ended July 31,
	2014	2013
Total revenue	$598,254	$396,131
Net loss	$(241,920)	$(43,041)
The pro forma financial information for the years ended July 31, 2014 and 2013 has been calculated after adjusting our results and those of Cyvera to reflect the business combination accounting effects resulting from this acquisition as though the acquisition occurred as of August 1, 2012, including acquisition related transaction costs, the amortization expense from acquired intangible assets, and post-acquisition share-based compensation expense related to restricted common stock and the replacement of unvested Cyvera options. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal 2013.

The pro forma financial information for the years ended July 31, 2014 and 2013 combines our historical results for the years ended July 31, 2014 and 2013 and the adjusted historical results of Cyvera for the twelve months ended June 30, 2014 and 2013, due to differences in reporting periods and considering the date we acquired Cyvera.
Morta Security, Inc.
On December 26, 2013, we completed our acquisition of Morta Security, Inc. (“Morta”), a privately-held cybersecurity company. We have accounted for this transaction as a business combination and exchanged total cash consideration of $10,345,000, of which $2,500,000 was withheld for Morta's indemnification obligations. Morta brings us a team of cybersecurity experts which will enhance the proven detection and prevention capabilities of our WildFire offering.
The following table summarizes our allocation of the purchase consideration based on the estimated fair value of assets acquired and liabilities assumed (in thousands):

Amount
Goodwill	$10,127
Identified intangible assets	2,200
Net liabilities assumed	(1,982)
Total	$10,345
The estimated fair values of assets acquired and liabilities assumed in the table above have been adjusted to reflect changes in our blended tax rate during the measurement period. Additional adjustments to current and noncurrent income taxes payable and deferred taxes may be required as additional information is received and certain tax returns are finalized. We expect to finalize the allocation of the purchase consideration to the assets acquired and liabilities assumed as soon as practicable, but not later than 12 months from the acquisition date.
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
In-process research and development held for defensive purposes	$1,900	3 years
Other	300	2 years
Total	$2,200
Morta’s operating results are included in our consolidated statements of operations from the date of the acquisition and are considered immaterial for purposes of pro forma financial disclosures. Goodwill generated from this business combination is primarily attributable to human capital with threat intelligence experience and capabilities, and is not tax deductible for income tax purposes.
Other Purchased Intangible Assets
On September 4, 2013 we entered into an agreement to purchase intellectual property for $5,000,000, which is being amortized over a weighted-average period of thirteen years.
5. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Net Carrying Amount
Balance as of July 31, 2013	$—	$—	$—
Goodwill acquired	155,033	—	155,033
Balance as of July 31, 2014	$155,033	$—	$155,033

Purchased Intangible Assets
The following tables present details of our purchased intangible assets as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$34,500	$(1,643)	$32,857
Acquired intellectual property	6,546	(958)	5,588
In-process research and development held for defensive purposes	1,900	(370)	1,530
Other	500	(120)	380
Total intangible assets with finite lives	43,446	(3,091)	40,355
In-process research and development with indefinite lives	7,600	—	7,600
Total purchased intangible assets	$51,046	$(3,091)	$47,955

	July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property	$1,546	$(188)	$1,358
We recognized amortization expense of $2,903,000, $125,000, and $39,000 for the years ended July 31, 2014, 2013, and 2012, respectively.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of July 31, 2014 (in thousands):

	Fiscal Years Ending July 31,
	2015	2016	2017	2018	2019	2020 and Thereafter
Developed technology	$4,928	$4,928	$4,928	$4,928	$4,928	$8,217
Acquired intellectual property	761	704	611	484	399	2,629
In-process research and development held for defensive purposes	633	633	264	—	—	—
Other	250	130	—	—	—	—
Total future amortization expense	$6,572	$6,395	$5,803	$5,412	$5,327	$10,846
6. Other Financial Information
The following table presents details of property and equipment, net as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31,
	2014	2013
Computers, equipment, and software	$38,147	$27,239
Leasehold improvements	21,258	10,176
Demonstration units	14,832	11,401
Furniture and fixtures	5,129	2,746
Total property and equipment	79,366	51,562
Less: accumulated depreciation	(30,622)	(19,476)
Total property and equipment, net	$48,744	$32,086

We recognized depreciation expense of $14,028,000, $9,786,000, and $6,057,000 related to property and equipment during the years ended July 31, 2014, 2013, and 2012, respectively.
The following table presents details of accrued and other liabilities as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31,
	2014	2013
Accrued expenses payable	$12,210	$11,144
Other liabilities	12,790	3,465
Total accrued and other liabilities	$25,000	$14,609
7. Convertible Senior Notes
Convertible Senior Notes
On June 30, 2014, we issued $575,000,000 aggregate principal amount of 0.0% convertible senior notes due 2019. The Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee. The Notes are unsecured, unsubordinated obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on July 1, 2019 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
The Notes are convertible for up to 5,214,000 shares of our common stock at an initial conversion rate of approximately 9.068 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $110.28 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding January 1, 2019, only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "measurement period"), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or

•	upon the occurrence of specified corporate events.
On or after January 1, 2019, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, holders will receive cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the Notes being converted.
The conversion price will be subject to adjustment in some events. Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the Indenture governing the Notes are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture governing the Notes, holders of the Notes may require us to repurchase for cash all or a portion of the Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid contingent interest.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the "debt discount"), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded in other assets in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the consolidated balance sheets. We recorded liability issuance costs, or debt issuance costs, of $12,497,000 and equity issuance costs of $2,949,000.
The Notes consisted of the following as of July 31, 2014 (in thousands):

Amount
Liability:
Principal	$575,000
Less: debt discount, net of amortization	108,125
Net carrying amount	$466,875

Equity	$(109,785)
The total estimated fair value of the Notes at July 31, 2014 was $587,087,000. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2014 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $80.86 on July 31, 2014, the if-converted value of the Notes was less than its principal amount.
The following table sets forth total interest expense recognized related to the Notes for the year ended July 31, 2014 (in thousands, except for percentage):

Amount
Amortization of debt issuance costs	$166
Amortization of debt discount	1,660
Total	$1,826
Effective interest rate of the liability component	4.8%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the "Note Hedges") with respect to our common stock concurrent with the issuance of the Notes. The Note Hedges cover up to 5,214,000 shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The shares receivable related to the Note Hedges are excluded from the calculation of diluted earnings per share as they are anti-dilutive.
We paid an aggregate amount of $110,975,000 for the Note Hedges, which is included in additional paid-in capital in the consolidated balance sheets.
Warrants
Separately, but concurrently with our issuance of the Notes, we entered into warrant transactions (the “Warrants”) whereby we sold warrants to acquire up to 5,214,000 shares of our common stock at a strike price of approximately $137.85 per share, subject to adjustments. The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the Warrants. The Warrants are separate transactions and are not part of the Notes or Notes Hedges, and are not remeasured through earnings each reporting period. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
We received aggregate proceeds of $78,258,000 from the sale of the Warrants, which is included in additional paid-in capital in the consolidated balance sheets.
8. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.

In September 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our new corporate headquarters beginning in November 2013. The leases have inception dates of November 2012 and August 2013, expire in July 2023, and allow for two separate 5-year options to extend the lease term. Payments under these leases are approximately $94,321,000 over the lease term. Each lease has a rent holiday, which was included in the determination of rent expense.
In July 2013, we entered into a 51-month sub-lease agreement for our current corporate headquarters with a lease inception date of January 2014. Net proceeds from this sub-lease is approximately $10,696,000 over the lease term. The sub-lease agreement contains a rent credit of $528,000, which was included in the determination of rental income.
We recognized rent expense of $13,207,000, $4,356,000, and $2,258,000 for the years ended July 31, 2014, 2013, and 2012, respectively. Rent expense is recognized using the straight-line method over the term of the lease.
The following table presents details of the aggregate future non-cancelable minimum rental payments on our operating leases as of July 31, 2014 (in thousands):

Amount
Years ending July 31:
2015	$14,170
2016	14,279
2017	13,187
2018	11,774
2019	9,697
2020 and thereafter	42,603
Committed gross lease payments	105,710
Less: proceeds from sublease rental	10,696
Net operating lease obligation	$95,014
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next twelve months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of July 31, 2014, we had $29,895,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. (“Juniper”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. The complaint sought preliminary and permanent injunctions against infringement, treble damages, and attorneys' fees. On September 4, 2012, Juniper filed a motion to amend its complaint to allege that our appliances infringe two additional U.S. patents but also to withdraw its allegations as to a previously-asserted patent. This amended complaint was officially filed on September 25, 2012, pursuant to a stipulation between the parties. On October 12, 2012, we filed an answer to Juniper’s amended complaint, which denied that we infringed Juniper’s patents and asserted that Juniper’s patents were invalid. The Court issued an order on February 6, 2014, in which the Court construed several disputed claim limitations, granted Juniper’s motion for summary judgment of assignor estoppel, precluding us from raising in the litigation challenges to the validity of Juniper’s patents, denied Juniper’s motion for summary judgment of infringement, and granted in part and denied in part our motion for summary judgment of non-infringement. A trial took place in February 2014. Following the trial, the jury was unable to reach a verdict and the Court declared a mistrial.
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
On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper to resolve all pending litigation between the parties, including those discussed above. Refer to Note 9. Legal Settlement for more information on the settlement agreement.
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
9. Legal Settlement
Settlement, Release and Cross-License Agreement with Juniper
On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement (the "settlement agreement") with Juniper, whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we agreed to pay Juniper a one-time settlement amount of approximately $175,000,000, which was comprised of $75,000,000 in cash, 1,081,000 shares of our common stock with an approximate value of $70,000,000, and a warrant to purchase 463,000 shares of our common stock with an approximate value of $30,000,000, in exchange for the following:

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
For accounting purposes, the fair value of the total consideration as of the settlement date was $182,473,000, which was comprised of $75,000,000 in cash, $75,231,000 in common stock, and $32,242,000 in warrant. The fair values of the common stock and warrant were measured using the closing price of our common stock on the settlement date.
The warrant was issued on June 3, 2014 and entitled Juniper to purchase up to 463,000 shares of common stock at an exercise price of $0.0001 per share and was classified as a liability during the period it was outstanding. On July 1, 2014, Juniper exercised the warrant in full. Accordingly, we recorded the change in the fair value of the warrant liability through the exercise date of $5,859,000 within other income (expense), net in the consolidated statement of operations for the year ended July 31, 2014.
We accounted for the settlement agreement as a multiple-element arrangement and allocated the fair value of the consideration as of the settlement date to the identifiable elements based on their estimated fair values. Of the total settlement amount, $61,300,000 was allocated to the licensing of intellectual property, $54,300,000 was allocated to the mutual dismissal of claims, and the remaining amount was allocated to the mutual covenant not to sue. The mutual dismissal of claims and the mutual covenant not to sue have no identifiable future benefit, and as a result we recorded a settlement charge within operating expenses in the consolidated statements of operations for the year ended July 31, 2014. The licensing of intellectual property is being amortized over the estimated period of benefit of five years.

Mutual Covenant Not to Sue and Release Agreement
On January 27, 2014, we executed a Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc. (“Fortinet”), thereby extending an existing covenant for six more years. We evaluated the transaction as a multiple-element arrangement and allocated the one-time payment that we made in the amount of $20,000,000 to each identifiable element using its relative fair value. Based on our estimates of fair value, we determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, we recorded a $20,000,000 settlement charge within operating expenses in the consolidated statements of operatiions for the year ended July 31, 2014.
10. Stockholders’ Equity
In July 2012, we completed our initial public offering (IPO) whereby 6,200,000 shares of common stock were sold to the public at a price of $42.00 per share. We sold 4,687,000 common shares and selling stockholders sold 1,513,000 common shares. In connection with the exercise of the underwriters’ over-allotment option, 930,000 additional shares of common stock were sold to the public at the initial offering price of $42.00 per share. We received aggregate proceeds of $219,400,000 from the initial public offering and the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $4,000,000. Proceeds from our initial public offering are presented net of offering costs in the consolidated financial statements. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock automatically converted into 41,305,000 shares of common stock.
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
11. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (the "2012 Plan") was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering. The 2012 Plan replaced our 2005 Equity Incentive Plan (the “2005 Plan”). Our 2012 Plan provides for the granting of stock options, restricted stock awards, RSUs, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants.
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
A total of 19,941,000 shares of our common stock are reserved for issuance pursuant to the 2012 Plan and includes shares that are (i) reserved but unissued under the 2005 Plan on the effective date of the 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan (the "2012 ESPP") was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective upon completion of our initial public offering.
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
A total of 1,227,000 shares of our common stock are available for sale under the 2012 ESPP as of July 31, 2014. On the first day of each fiscal year, starting with August 1, 2013, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
2005 Plan
Our 2005 Plan was terminated upon the completion of our initial public offering. Awards that were outstanding upon termination remained outstanding pursuant to their original terms.
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	10,033	$11.74	7.8	$373,228
Options granted	—	—
Options forfeited	(558)	14.62
Options exercised	(3,645)	9.25
Balance—July 31, 2014	5,830	13.02	7.0	$395,507
Options vested and expected to vest—July 31, 2014	5,698	$12.92	7.0	$387,122
Options exercisable—July 31, 2014	3,412	$10.51	6.8	$240,034
The weighted-average grant-date fair value of employee options granted during the years ended July 31, 2014, 2013, and 2012 was nil, $26.09, and $8.17, respectively. The intrinsic value of employee options exercised during the years ended July 31, 2014, 2013, and 2012 was $198,828,000, $186,845,000, and $20,334,000, respectively. The grant-date fair value of employee options vested during the years ended July 31, 2014, 2013, and 2012 was $17,137,000, $21,351,000, and $6,960,000, respectively.
RSU Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2013	2,241	$54.36	1.5	$109,675
RSUs granted	5,154	61.00
RSUs vested	(870)	55.03
RSUs forfeited	(479)	55.42
Balance—July 31, 2014	6,046	$59.84	1.4	$488,880
RSUs vested and expected to vest—July 31, 2014	5,473	$59.65	1.3	$442,547

The weighted-average grant-date fair value of employee RSUs granted during the years ended July 31, 2014, 2013, and 2012 was $61.00, $54.51, and nil, respectively. The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2014, 2013, and 2012 was $57,431,000, $272,000, and nil, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of July 31, 2014 (in thousands):

Number of shares
Balance at beginning of fiscal year	8,932
Authorized	3,223
RSUs granted	(5,154)
Repurchased	28
Options forfeited	558
RSUs forfeited	479
Balance at end of fiscal year	8,066
Employee Stock Purchase Plan
We recognized compensation expense of $4,473,000, $5,263,000, and $172,000 in connection with the 2012 ESPP during the years ended July 31, 2014, 2013, and 2012, respectively. Employees purchased approximately 319,000 shares of common stock at an average exercise price of $40.36 per share during the year ended July 31, 2014.
Share-Based Compensation
We record share-based compensation awards based on fair value as of the grant date. For option awards and Employee Stock Purchase Plan (ESPP) purchases we use the Black-Scholes option-pricing model to determine fair value. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period. The assumptions for our option-pricing model are determined as follows:
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
Dividend Yield
The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the assumptions relating to our stock options:

	Year Ended July 31,
	2013	2012
Risk-free interest rate	1.0%	0.7% - 1.1%
Expected term	6 years	4 – 6 years
Volatility	50%	49% – 51%
Dividend yield	—%	—%
The following table summarizes the assumptions related to the 2012 ESPP:

	Year Ended July 31,
	2014	2013	2012
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term	< 1 year	< 1 year	< 1 year
Volatility	40%	42%	46%
Dividend yield	—%	—%	—%
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Year Ended July 31,
	2014	2013	2012
Cost of revenue	$11,070	$4,351	$774
Research and development	29,524	9,931	3,733
Sales and marketing	42,647	20,493	4,267
General and administrative	16,668	9,101	5,151
Total	$99,909	$43,876	$13,925
At July 31, 2014, total compensation cost related to unvested share-based awards granted to employees but not yet recognized was $320,805,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
For fiscal 2014, we accelerated the vesting of certain share-based awards in connection with our acquisitions of Morta and Cyvera and as a result, we recorded $3,446,000 of compensation expense within general and administrative expense.
For fiscal 2013, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $1,861,000 of compensation expense within sales and marketing expense.
For fiscal 2012, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $854,000 of compensation expense within research and development expense.
12. Income Taxes
The following table presents the components of income (loss) before income taxes (in thousands):

	Year Ended July 31,
	2014	2013	2012
United States	$(149,243)	$5,198	$1,646
Foreign	(72,917)	(23,854)	1,153
Total	$(222,160)	$(18,656)	$2,799

The following table summarizes the provision for income taxes (in thousands):

	Year Ended July 31,
	2014	2013	2012
Federal:
Current	$795	$5,883	$525
Deferred	—	—	—
State:
Current	230	1,758	647
Deferred	(324)	—	—
Foreign:
Current	4,679	3,296	861
Deferred	(1,088)	(347)	29
Total	$4,292	$10,590	$2,062
The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes:

	Year Ended July 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	1.3	1.0	9.7
Change in valuation allowance	(20.0)	(7.3)	(85.4)
Foreign income at other than U.S. rates	(12.1)	(62.4)	17.2
Share-based compensation	(3.2)	(16.1)	66.6
Preferred stock warrant liability	—	—	12.3
Meals and entertainment	(0.3)	(2.0)	11.9
Other, net	(2.6)	(5.0)	7.4
Total	(1.9)%	(56.8)%	73.7%
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2014 and July 31, 2013 (in thousands):

	July 31,
	2014	2013
Deferred tax assets:
Accruals and reserves	$38,372	$23,461
Research and development and foreign tax credits	8,741	4,702
Net operating loss carryforwards	32,282	2,170
Share-based compensation	17,715	10,619
Gross deferred tax assets	97,110	40,952
Valuation allowance	(89,309)	(37,659)
Total deferred tax assets	7,801	3,293
Deferred tax liabilities:
Fixed assets and intangible assets	(15,040)	(2,937)
Other deferred tax liabilities	(565)	—
Total deferred tax liabilities	(15,605)	(2,937)
Total	$(7,804)	$356

A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2014, we have provided a valuation allowance for our federal, state, and certain foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by approximately $51,650,000 during fiscal 2014, which was primarily attributable to taxable losses in our federal and state jurisdictions.
As of July 31, 2014, we had federal, state, and foreign NOL carryforwards of approximately $330,428,000, $233,973,000, and $16,038,000, respectively as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts from the years ending July 31, 2027 through 2034 and July 31, 2017 through 2034, respectively. If not utilized, a portion of our foreign NOL carryforwards will expire in the year ending July 31, 2023. The remainder of our foreign NOL will carry forward indefinitely.
As of July 31, 2014, we had federal and state research and development tax credit carryforwards of approximately $9,563,000 and $11,565,000, respectively as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts from the years ending July 31, 2026 through 2034. The state credit will carry forward indefinitely.
As of July 31, 2014, we had foreign tax credit carryforwards of $816,000 as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts from the years ending July 31, 2020 through 2024.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
We use the with-and-without approach to determine the recognition and measurement of excess tax benefits resulting from share-based awards. Accordingly, we have elected to recognize excess income tax benefits from share-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. As of July 31, 2014, we had excess tax benefits from share-based awards of $257,674,000, $149,759,000, and $5,786,000 included in federal, state, and foreign NOL, respectively. We also had $5,289,000 of excess tax benefits from share-based awards included in federal research and development tax credit. The impact of this excess tax benefit is recognized as additional paid-in capital when it reduces taxes payable. In addition, we have elected to account for the indirect effects of share-based awards on other tax attributes, such as the research, foreign and other tax credits, through the consolidated statements of operations.
During the years ended July 31, 2014, 2013, and 2012, we recorded excess tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of RSUs directly to stockholders’ equity in the amount of $957,000, $6,762,000, and $215,000, respectively.
As of July 31, 2014, we had $10,385,000 of unrecognized tax benefits, $3,878,000 of which would affect income tax expense if recognized, after consideration of our valuation allowance in the U.S. As of July 31, 2014, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination by the major jurisdictions in which we are subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years which have been carried forward and may be audited in subsequent years when utilized. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2014, 2013, and 2012, we recognized interest and penalties of $336,000, $222,000, and $72,000, respectively. We had accrued interest and penalties related to unrecognized tax benefits of $630,000 and $294,000 as of July 31, 2014 and 2013, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits (in thousands):

	Year Ended July 31,
	2014	2013	2012
Unrecognized tax benefits at the beginning of the period	$6,561	$2,630	$1,972
Additions for tax positions taken in prior years	428	585	9
Reductions for tax positions taken in prior years	—	(3)	—
Additions for tax positions related to the current year	3,396	3,349	649
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits at the end of the period	$10,385	$6,561	$2,630

As of July 31, 2014, we had approximately $3,810,000 of undistributed earnings in foreign subsidiaries. We expect to permanently reinvest these earnings outside of the U.S. to fund future foreign operations. We project that we will have sufficient cash flow in the U.S. and will not need to repatriate the foreign earnings to finance our domestic operations. If we were to distribute these earnings to the U.S., we would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. We have not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If we were to repatriate these earnings to the U.S., any associated income tax liability would be insignificant.
13. Net Income (Loss) Per Share
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
The following table presents the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Year Ended July 31,
	2014	2013	2012
Net income (loss) used to compute net income (loss) per share:
Net income (loss)	$(226,452)	$(29,246)	$737
Less: undistributed earnings allocated to participating securities	—	—	(737)
Net income (loss) attributable to common stockholders, basic and diluted	$(226,452)	$(29,246)	$—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	74,291	68,682	19,569
Net income (loss) per share attributable to common stockholders, basic and diluted	$(3.05)	$(0.43)	$0.00
The following securities were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended July 31,
	2014	2013	2012
Options	5,830	10,033	4,116
RSUs	6,046	2,241	—
ESPP shares	95	114	—
Convertible senior notes	5,214	—	—
Warrants related to the issuance of convertible senior notes	5,214	—	—

14. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the plan and have made no contributions to the plan since inception.
15. Segment Information
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
The following table presents revenue by geographic theater based on the billing address of the partner (in thousands):

	Year Ended July 31,
	2014	2013	2012
Revenue:
Americas
United States	$363,174	$228,604	$151,435
Other Americas	33,452	19,012	10,438
Total Americas	396,626	247,616	161,873
EMEA	126,915	91,496	61,994
APAC	74,638	56,995	31,271
Total revenue	$598,179	$396,107	$255,138
The following table presents revenue for groups of similar product and services (in thousands):

	Year Ended July 31,
	2014	2013	2012
Revenue:
Product	$340,143	$243,707	$174,462
Services
Subscription	123,236	71,203	38,698
Support and maintenance	134,800	81,197	41,978
Total services	258,036	152,400	80,676
Total revenue	$598,179	$396,107	$255,138
Substantially all of our assets were attributable to the Americas operations as of July 31, 2014 and 2013.
16. Related Party Transactions
Certain members of our board of directors serve as board members or executive officers of certain of our customers and in some cases are also investors of these customers. We believe these transactions with related party customers are carried out on terms that are consistent with similar transactions with our comparable customers. We recognized revenue from sales transactions with significant related party customers of $6,173,000 and $2,623,000 for the years ended July 31, 2014 and 2013, respectively. We did not have any material sales transactions with related party customers in the year ended July 31, 2012. Amounts payable to and due from related party customers were not material at July 31, 2014.

17. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited financial data for the years ended July 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended
	Oct. 31, 2013	Jan. 31, 2014	Apr. 30, 2014	Jul. 31, 2014
Revenue:
Product	$75,485	$80,823	$84,128	$99,707
Services	52,695	60,245	66,572	78,524
Total revenue	128,180	141,068	150,700	178,231
Cost of revenue:
Product	17,954	20,221	20,425	26,903
Services	15,853	17,283	19,285	21,704
Total cost of revenue	33,807	37,504	39,710	48,607
Total gross profit	94,373	103,564	110,990	129,624
Operating expenses:
Research and development	19,893	24,253	27,837	32,830
Sales and marketing	67,366	76,734	83,995	106,668
General and administrative	14,125	19,733	23,717	15,574
Legal settlement (Note 9)	—	20,000	121,173	—
Total operating expenses	101,384	140,720	256,722	155,072
Operating loss	(7,011)	(37,156)	(145,732)	(25,448)
Interest expense	(8)	(14)	(13)	(1,848)
Other income (expense), net	405	(170)	430	(5,595)
Loss before income taxes	(6,614)	(37,340)	(145,315)	(32,891)
Provision for (benefit from) income taxes	1,247	2,606	1,272	(833)
Net loss	$(7,861)	$(39,946)	$(146,587)	$(32,058)
Net loss per share, basic and diluted	$(0.11)	$(0.55)	$(1.96)	$(0.41)

	Three Months Ended
	Oct. 31, 2012	Jan. 31, 2013	Apr. 30, 2013	Jul. 31, 2013
Revenue:
Product	$55,514	$61,944	$60,793	$65,456
Services	30,420	34,555	40,496	46,929
Total revenue	85,934	96,499	101,289	112,385
Cost of revenue:
Product	14,416	16,636	15,855	16,505
Services	9,774	10,982	11,835	13,753
Total cost of revenue	24,190	27,618	27,690	30,258
Total gross profit	61,744	68,881	73,599	82,127
Operating expenses:
Research and development	13,312	15,495	16,048	17,627
Sales and marketing	42,607	45,796	51,733	59,635
General and administrative	8,956	9,747	12,268	11,748
Total operating expenses	64,875	71,038	80,049	89,010
Operating loss	(3,131)	(2,157)	(6,450)	(6,883)
Interest expense	(40)	(7)	(18)	(9)
Other income (expense), net	(32)	63	(6)	14
Loss before income taxes	(3,203)	(2,101)	(6,474)	(6,878)
Provision for income taxes	312	512	808	8,958
Net loss	$(3,515)	$(2,613)	$(7,282)	$(15,836)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.22)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
For “Management's Annual Report on Internal Control Over Financial Reporting” see the report under Part II, Item 8 of this Annual Report on Form 10-K, which report is incorporated herein by reference.

For the “Report of Independent Registered Public Accounting Firm,” see the report under Part II, Item 8 of this Annual Report on Form 10-K, which report is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Information required by this Item is incorporated herein by reference to the sections entitled “Executive Officers,” “Proposal No. 1—Election of Directors,” “Board of Directors and Corporate Governance,” and “Other Matters” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference to the section entitled ”Executive Compensation” and “Board of Directors and Corporate Governance—Non-Employee Director Compensation” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference to the sections entitled ”Related Party Transactions” and “Board of Directors and Corporate Governance—Director Independence” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated herein by reference to the section entitled “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2014.

PALO ALTO NETWORKS, INC.

By:	/s/ MARK D. MCLAUGHLIN
Mark D. McLaughlin
Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. McLaughlin and Steffan C. Tomlinson, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK D. MCLAUGHLIN	Chief Executive Officer, President and Director, (Principal Executive Officer)	September 18, 2014
Mark D. McLaughlin

/s/ STEFFAN C. TOMLINSON	Chief Financial Officer (Principal Accounting and Financial Officer)	September 18, 2014
Steffan C. Tomlinson

/s/ NIR ZUK	Chief Technical Officer and Director	September 18, 2014
Nir Zuk

/s/ ASHEEM CHANDNA	Director	September 18, 2014
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 18, 2014
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 18, 2014
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 18, 2014
James J. Goetz

/s/ CHARLES J. ROBEL	Director	September 18, 2014
Charles J. Robel

/s/ DANIEL J. WARMENHOVEN	Director	September 18, 2014
Daniel J. Warmenhoven

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-35594	3.2	October 4, 2012

4.1	Shareholders Agreement between the Registrant, Cyvera Ltd. and the shareholders named therein, dated March 22, 2014.	10-Q	001-35594	4.1	June 3, 2014

4.3	Warrant to Purchase Stock by Juniper Networks, Inc.	8-K	001-35594	4.1	June 4, 2014

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 30, 2014.	8-K	001-35594	4.1	July 1, 2014

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended.

10.5*	Employee Incentive Compensation Plan.	10-K	001-35594	10.16	October 4, 2012

10.6*	Offer Letter between the Registrant and Mark D. McLaughlin, dated July 21, 2011, as amended.	S-1	333-180620	10.6	April 6, 2012

10.7*	Offer Letter between the Registrant and Steffan C. Tomlinson, dated January 17, 2012.	S-1	333-180620	10.7	April 6, 2012

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.9*	Letter Agreement between the Registrant and Rajiv Batra, dated December 19, 2011.	S-1	333-180620	10.9	April 6, 2012

10.10*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.11*	Offer Letter between the Registrant and Charles J. Robel, dated June 9, 2011.	S-1	333-180620	10.12	April 6, 2012

10.12*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.13*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.14*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012	8-K	001-35594	10.1	September 20, 2012

10.15*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.16	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.17	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.	10-K	001-35594	10.17	September 25, 2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit
10.18	Lease between the Registrant and SI 34 LLC, dated September 17, 2012	10-K	001-35594	10.16	October 4, 2012

10.19	Lease between the Registrant and SI 34 LLC, dated September 17, 2012	10-K	001-35594	10.16	October 4, 2012

10.20**	Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems Ltd., dated September 20, 2010.	S-1	333-180620	10.15	April 6, 2012
10.21*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Registrant and Nir Zuk.	8-K	001-35594	10.1	March 11, 2013

10.22*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Registrant and Rajiv Batra.	8-K	001-35594	10.2	March 11, 2013

10.23	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.24	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.	10-Q	001-35594	10.1	June 3, 2014

10.25	Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.	10-Q	001-35594	10.2	June 3, 2014

10.26	Purchase Agreement, dated June 24, 2014, by and among the Registrant and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-35594	10.1	June 26, 2014

10.27	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 26, 2014

10.28	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 26, 2014

10.29*	Letter Agreement between the Registrant and Wilson Xu, dated September 4, 2014.

21.1	List of subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit
101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**
Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

†
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.