Form 10-Q
period 2014-10-31
Palo Alto Networks Inc
filed 2014-11-25
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of November 17, 2014 was 80,545,942.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	October 31, 2014	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$543,747	$653,812
Short-term investments	227,752	118,690
Accounts receivable, net of allowance for doubtful accounts of $983 and $471 at October 31, 2014 and July 31, 2014, respectively	116,224	135,518
Prepaid expenses and other current assets	45,844	50,306
Total current assets	933,567	958,326
Property and equipment, net	49,823	48,744
Long-term investments	289,011	201,880
Goodwill	155,033	155,033
Intangible assets, net	47,451	47,955
Other assets	65,471	66,528
Total assets	$1,540,356	$1,478,466
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,497	$14,526
Accrued compensation	35,935	48,727
Accrued and other liabilities	27,852	25,000
Deferred revenue	286,682	259,918
Total current liabilities	360,966	348,171
Convertible senior notes, net	471,856	466,875
Long-term deferred revenue	184,038	162,660
Other long-term liabilities	30,285	32,177
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at October 31, 2014 and July 31, 2014	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 80,518 and 79,519 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	8	8
Additional paid-in capital	859,010	804,406
Accumulated other comprehensive loss	(13)	(105)
Accumulated deficit	(365,794)	(335,726)
Total stockholders’ equity	493,211	468,583
Total liabilities and stockholders’ equity	$1,540,356	$1,478,466

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	October 31,
	2014	2013
Revenue:
Product	$101,476	$75,485
Services	90,870	52,695
Total revenue	192,346	128,180
Cost of revenue:
Product	29,141	17,954
Services	24,320	15,853
Total cost of revenue	53,461	33,807
Total gross profit	138,885	94,373
Operating expenses:
Research and development	37,305	19,893
Sales and marketing	106,366	67,366
General and administrative	18,977	14,125
Total operating expenses	162,648	101,384
Operating loss	(23,763)	(7,011)
Interest expense	(5,489)	(8)
Other income, net	341	405
Loss before income taxes	(28,911)	(6,614)
Provision for income taxes	1,157	1,247
Net loss	$(30,068)	$(7,861)
Net loss per share, basic and diluted	$(0.38)	$(0.11)
Weighted-average shares used to compute net loss per share, basic and diluted	79,388	71,681

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2014	2013
Net loss	$(30,068)	$(7,861)
Other comprehensive gain, net of tax:
Change in unrealized gains (losses) on investments	92	21
Comprehensive loss	$(29,976)	$(7,840)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	October 31,
	2014	2013
Cash flows from operating activities
Net loss	$(30,068)	$(7,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	38,443	14,383
Depreciation and amortization	6,115	3,146
Amortization of investment premiums, net of accretion of purchase discounts	667	386
Amortization of debt discount and debt issuance costs	5,478	—
Excess tax benefit from share-based compensation	(346)	(56)
Changes in operating assets and liabilities:
Accounts receivable, net	19,294	(3,978)
Prepaid expenses and other assets	3,409	(1,707)
Accounts payable	(4,460)	(205)
Accrued compensation	(12,792)	1,614
Accrued and other liabilities	1,046	3,433
Deferred revenue	48,142	29,726
Net cash provided by operating activities	74,928	38,881
Cash flows from investing activities
Purchase of investments	(247,849)	(122,238)
Proceeds from sales of investments	1,999	—
Proceeds from maturities of investments	50,692	43,959
Purchase of property, equipment, and other assets	(5,935)	(15,680)
Net cash used in investing activities	(201,093)	(93,959)
Cash flows from financing activities
Proceeds from exercise of stock options	7,963	4,610
Proceeds from employee stock purchase plan	7,791	5,988
Excess tax benefit from share-based compensation	346	56
Repurchase of restricted common stock from terminated employees	—	(8)
Net cash provided by financing activities	16,100	10,646
Net decrease in cash and cash equivalents	(110,065)	(44,432)
Cash and cash equivalents—beginning of period	653,812	310,614
Cash and cash equivalents—end of period	$543,747	$266,182

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
Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using a dedicated appliance.
We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. Our partners are supported by our sales and marketing organization in the Americas, in Europe, the Middle East, and Africa (EMEA), and in Asia Pacific and Japan (APAC).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The condensed consolidated financial statements include all adjustments necessary for a fair presentation of our quarterly results. All adjustments are of a normal recurring nature. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years ending after December 15, 2016, and for interim periods thereafter. Early adoption is permitted. We will adopt the new standard in our fiscal year ending 2017. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 regarding Accounting Standards Codification (ASC) Topic 606-Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance was effective for us in the first quarter of fiscal 2015. Our adoption of this guidance did not have any impact on our condensed consolidated financial statements.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31, 2014				July 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Corporate debt securities	$—	$39,297	$—	$39,297	$—	$22,239	$—	$22,239
U.S. government and agency securities	—	188,455	—	188,455	—	96,451	—	96,451
Total short-term investments	—	227,752	—	227,752	—	118,690	—	118,690
Long-term investments:
Certificates of deposit	—	1,000	—	1,000	—	1,000	—	1,000
Corporate debt securities	—	63,433	—	63,433	—	39,018	—	39,018
U.S. government and agency securities	—	224,578	—	224,578	—	161,862	—	161,862
Total long-term investments	—	289,011	—	289,011	—	201,880	—	201,880
Other assets:
Restricted cash	1,220	—	—	1,220	1,220	—	—	1,220
Total other assets	1,220	—	—	1,220	1,220	—	—	1,220
Total assets measured at fair value	$1,220	$516,763	$—	$517,983	$1,220	$320,570	$—	$321,790
Refer to Note 5. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes, which were not recorded at fair value as of October 31, 2014.
3. Investments
The following tables summarize the unrealized gains and losses and fair value of our investments as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	102,797	18	(85)	102,730
U.S. government and agency securities	412,980	172	(119)	413,033
Total	$516,777	$190	$(204)	$516,763

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	61,299	16	(58)	61,257
U.S. government and agency securities	258,376	45	(108)	258,313
Total	$320,675	$61	$(166)	$320,570
The following tables present our investments that were in an unrealized loss position as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$72,352	$(85)	$—	$—	$72,352	$(85)
U.S. government and agency securities	185,151	(119)	—	—	185,151	(119)
Total	$257,503	$(204)	$—	$—	$257,503	$(204)

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$43,868	$(58)	$—	$—	$43,868	$(58)
U.S. government and agency securities	142,490	(108)	—	—	142,490	(108)
Total	$186,358	$(166)	$—	$—	$186,358	$(166)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at October 31, 2014.
The following table summarizes the amortized cost and fair value of our investments as of October 31, 2014, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$227,738	$227,752
Due within one to two years	287,530	287,506
Due within two to three years	1,509	1,505
Total	$516,777	$516,763

4. Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31, 2014			July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$42,100	$(2,965)	$39,135	$34,500	$(1,643)	$32,857
Acquired intellectual property	7,796	(1,169)	6,627	6,546	(958)	5,588
In-process research and development held for defensive purposes	1,900	(528)	1,372	1,900	(370)	1,530
Other	500	(183)	317	500	(120)	380
Total intangible assets with finite lives	52,296	(4,845)	47,451	43,446	(3,091)	40,355
In-process research and development with indefinite lives	—	—	—	7,600	—	7,600
Total purchased intangible assets	$52,296	$(4,845)	$47,451	$51,046	$(3,091)	$47,955
We recognized amortization expense of $1,754,000 and $155,000 for the three months ended October 31, 2014 and 2013, respectively. Our in-process research and development acquired from Cyvera Ltd. in April 2014 was transferred to developed technology during the three months ended October 31, 2014 and is being amortized over its estimated useful life of seven years.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of October 31, 2014 (in thousands):

	Fiscal Years Ending July 31,
	Remaining 2015	2016	2017	2018	2019	2020 and Thereafter
Developed technology	$4,511	$6,014	$6,014	$6,014	$6,014	$10,568
Acquired intellectual property	644	816	722	596	511	3,338
In-process research and development held for defensive purposes	475	633	264	—	—	—
Other	187	130	—	—	—	—
Total future amortization expense	$5,817	$7,593	$7,000	$6,610	$6,525	$13,906
5. Convertible Senior Notes
Convertible Senior Notes
On June 30, 2014, we issued $575,000,000 aggregate principal amount of 0.0% convertible senior notes due 2019 (the “Notes”). The Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee. The Notes are unsecured, unsubordinated obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on July 1, 2019 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
The Notes are convertible for up to 5,214,000 shares of our common stock at an initial conversion rate of approximately 9.068 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $110.28 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding January 1, 2019, only under the following circumstances, none of which have occurred to date:

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

•
during the five business day period after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day; or

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
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded in other assets in the condensed consolidated balance sheets and are being amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the condensed consolidated balance sheets. We recorded liability issuance costs, or debt issuance costs, of $12,497,000 and equity issuance costs of $2,949,000.
The following table sets forth the components of the Notes as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31, 2014	July 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	103,144	108,125
Net carrying amount	$471,856	$466,875

Equity	$(109,785)	$(109,785)
The total estimated fair value of the Notes was $677,856,000 and $587,087,000 at October 31, 2014 and July 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2014 and July 31, 2014 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $105.70 on October 31, 2014, the if-converted value of the Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes for the three months ended October 31, 2014 (dollars in thousands):

Amount
Amortization of debt issuance costs	$497
Amortization of debt discount	4,981
Total interest expense recognized	$5,478

Effective interest rate of the liability component	4.8%

Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with respect to our common stock concurrent with the issuance of the Notes. The Note Hedges cover up to 5,214,000 shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The shares receivable related to the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
We paid an aggregate amount of $110,975,000 for the Note Hedges, which is included in additional paid-in capital in the condensed consolidated balance sheets.
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
We received aggregate proceeds of $78,258,000 from the sale of the Warrants, which is included in additional paid-in capital in the condensed consolidated balance sheets.
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments on our operating leases as of October 31, 2014 (in thousands):

Amount
Fiscal years ending July 31:
Remaining 2015	$11,686
2016	15,629
2017	14,549
2018	12,016
2019	9,697
2020 and thereafter	42,603
Committed gross lease payments	106,180
Less: proceeds from sublease rental	10,282
Net operating lease obligation	$95,898
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next twelve months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of October 31, 2014, we had $39,018,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. (“Juniper”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement, which sought preliminary and permanent injunctions against infringement, treble damages, and attorneys' fees. On September 30, 2013, we filed a lawsuit against Juniper in the United States District Court for the Northern District of California alleging that Juniper’s products infringe three of our U.S. patents, and sought monetary damages and a permanent injunction.
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2014, we have not recorded any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
7. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	5,830	$13.02	7.0	$395,507
Options granted	—	—
Options forfeited	(17)	13.17
Options exercised	(618)	12.86
Balance—October 31, 2014	5,195	$13.04	6.8	$481,369
Options vested and expected to vest—October 31, 2014	5,105	$12.95	6.8	$473,489
Options exercisable—October 31, 2014	3,247	$10.63	6.6	$308,692
Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	6,046	$59.84	1.4	$488,880
RSUs granted	511	92.61
RSUs vested	(265)	50.88
RSUs forfeited	(99)	59.39
Balance—October 31, 2014	6,193	$62.93	1.3	$654,600
RSUs vested and expected to vest—October 31, 2014	5,658	$62.64	1.2	$598,051
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Three Months Ended October 31,
	2014	2013
Cost of product revenue	$749	$250
Cost of services revenue	3,495	1,413
Research and development	13,999	3,262
Sales and marketing	15,799	6,628
General and administrative	4,433	2,858
Total	$38,475	$14,411
At October 31, 2014, total compensation cost related to unvested share-based awards not yet recognized was $327,189,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
8. Income Taxes
Our provision for income taxes for the three months ended October 31, 2014 reflects an effective tax rate of negative 4.0%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision consist of foreign income, foreign withholding taxes, and limited US federal and state income tax due primarily to our net operating loss carryforward. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the three months ended October 31, 2013, our negative effective tax rate changed due to fluctuations in our overall loss before income taxes and the geographic mix of income due to global expansion.
Our provision for income taxes for the three months ended October 31, 2013 reflects an effective tax rate of negative 18.9%, and consists of foreign income, withholding taxes, and limited state income tax due to our net operating loss carryforwards and other tax attributes.
9. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended
	October 31,
	2014	2013
Net loss	$(30,068)	$(7,861)
Weighted-average shares used to compute net loss per share, basic and diluted	79,388	71,681
Net loss per share, basic and diluted	$(0.38)	$(0.11)
The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as their effect would have been antidilutive (in thousands):

	October 31,
	2014	2013
Options to purchase common stock	5,195	9,203
RSUs	6,193	2,565
ESPP shares	35	53
Convertible senior notes	5,214	—
Warrants related to the issuance of the convertible senior notes	5,214	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: statements regarding trends in billings, revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, interest expense, income taxes, investments and liquidity; expectations regarding billings and revenue from our Advanced Endpoint Protection offering; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our generally accepted accounting principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. A discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing the three months ended October 31, 2014 to the three months ended October 31, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

•	Available Information. A discussion of sources of additional information available to investors.
Overview
We have pioneered the next-generation of enterprise security with our innovative platform that allows enterprises, service providers, and government entities to simultaneously empower and secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches stemming from targeted cyber attacks. Our enterprise security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints. Our Threat Intelligence Cloud provides central intelligence capabilities as well as automated delivery of preventative measures against cyber attacks. The cloud-based element of our platform is delivered in the form of a service that can be used either in the public cloud or in a private cloud using a dedicated appliance.
We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is generated from sales of our Next-Generation Firewall, which is available in hardware and virtualized form factors. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-

to-site virtual private network (VPN), remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). Our products are designed for different performance requirements throughout an organization, ranging from the PA-200, which is designed for enterprise remote offices, to the PA-7050, which is designed for data centers and high-speed networks. The same firewall functionality that is delivered in the hardware appliances is also available in the VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments. Multiple firewalls can jointly use our WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware appliances across an organization with our Panorama product. In addition, our GlobalProtect appliance, GP-100, provides mobile device management, malware detection, and shares device state information to safely enable mobile devices for business use.
Services revenue is generated from sales of subscriptions and support and maintenance. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. Our Advanced Endpoint Protection subscription protects against cyber attacks that exploit software vulnerabilities in Windows-based fixed and virtual endpoints through the use of its unique capability of stopping the underlying exploit techniques, and can prevent cyber attacks without relying on prior knowledge of the attack.
When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs. We leverage our appliances to sell software as a service (SaaS) subscription services to meet our customers’ evolving enterprise security requirements. Our hybrid SaaS revenue model consists of product, subscriptions, and support and maintenance, which we believe will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base.
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
We continue to invest in innovation and strengthening our product portfolio. For example, in September 2014, we announced the availability of Traps, our Advanced Endpoint Protection offering, designed to prevent sophisticated cyber attacks on endpoints. In addition, in October 2014, we expanded our partnership with VMware, Inc. (“VMware”) by extending our advanced security to VMware’s public cloud platform, vCloud Air.
As of October 31, 2014, we had sold to approximately 21,000 end-customers in over 130 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. Also, during the first quarter of fiscal 2015, our headcount increased by 178 to 1,900 employees.
For the first quarter of fiscal 2015 and 2014, revenues were $192.3 million and $128.2 million, respectively, representing year-over-year growth of 50.1%. All three components of our hybrid SaaS revenue model experienced year-over-year growth, led by revenue from subscription services, which grew 76.2% to $43.7 million, followed by support and maintenance services, which grew 69.1% to $47.2 million, and product, which grew 34.4% to $101.5 million. Revenue growth reflected rapid adoption of our Next-Generation Firewall and related support and maintenance, as well as increasing momentum in our subscription services business. We believe the growth was also driven by increased security spending by customers, as security continues to be a critical business imperative for every business in the world.
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

	October 31, 2014	July 31, 2014
	(in thousands)
Total deferred revenue	$470,720	$422,578
Cash, cash equivalents, and investments	$1,060,510	$974,382

	Three Months Ended October 31,
	2014	2013
	(dollars in thousands)
Total revenue	$192,346	$128,180
Year over year percentage increase	50.1%	49.2%
Gross margin percentage	72.2%	73.6%
Operating loss	$(23,763)	$(7,011)
Operating margin percentage	(12.4)%	(5.5)%
Billings (non-GAAP)	$240,488	$157,906
Cash flow provided by operating activities	$74,928	$38,881
Free cash flow (non-GAAP)	$68,993	$23,201

•
Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced, but that have not yet been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

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

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Free cash flow (non-GAAP):
Cash flow provided by operating activities	$74,928	$38,881
Less: purchase of property, equipment, and other assets	5,935	15,680
Free cash flow (non-GAAP)	$68,993	$23,201
Net cash used in investing activities	$(201,093)	$(93,959)
Net cash provided by financing activities	$16,100	$10,646

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

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Billings (non-GAAP):
Total revenue	$192,346	$128,180
Add: change in total deferred revenue	48,142	29,726
Billings (non-GAAP)	$240,488	$157,906
Financial Overview
Revenue
We derive revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue is comprised of the following:

•
Product Revenue. The substantial majority of our product revenue is derived from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama, GlobalProtect, and the VM-Series. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions and support and maintenance. In addition, in September 2014, we released Traps, our Advanced Endpoint Protection subscription. We anticipate billings (non-GAAP) from Traps will begin ramping in the second half of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016. Our contractual subscription and support and maintenance terms are typically one year, with three to five year terms available. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our installed end-customer base.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2014, we expect to recognize approximately $327.2 million of share-based compensation expense over a weighted-average period of three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, professional services, and allocated costs. We continue to increase the size of our sales force and have also substantially grown our sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

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

Interest Expense
Interest expense consists of the amortization of the debt discount and debt issuance costs related to our 0.0% convertible senior notes due 2019 (the “Notes”). This interest expense is non-cash and will range from $22.3 million to $25.7 million per year through fiscal 2019.
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, foreign currency re-measurement gains and losses, and foreign currency transaction gains and losses.
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

	Three Months Ended October 31,
	2014	2013
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$101,476	$75,485
Services	90,870	52,695
Total revenue	192,346	128,180
Cost of revenue:
Product	29,141	17,954
Services	24,320	15,853
Total cost of revenue	53,461	33,807
Total gross profit	138,885	94,373
Operating expenses:
Research and development	37,305	19,893
Sales and marketing	106,366	67,366
General and administrative	18,977	14,125
Total operating expenses	162,648	101,384
Operating loss	(23,763)	(7,011)
Interest expense	(5,489)	(8)
Other income, net	341	405
Loss before income taxes	(28,911)	(6,614)
Provision for income taxes	1,157	1,247
Net loss	$(30,068)	$(7,861)

Number of employees at period end	1,900	1,264

	Three Months Ended October 31,
	2014	2013
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	52.8%	58.9%
Services	47.2%	41.1%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	15.2%	14.0%
Services	12.6%	12.4%
Total cost of revenue	27.8%	26.4%
Total gross profit	72.2%	73.6%
Operating expenses:
Research and development	19.4%	15.5%
Sales and marketing	55.3%	52.6%
General and administrative	9.9%	11.0%
Total operating expenses	84.6%	79.1%
Operating loss	(12.4)%	(5.5)%
Interest expense	(2.9)%	—%
Other income, net	0.2%	0.3%
Loss before income taxes	(15.1)%	(5.2)%
Provision for income taxes	0.5%	1.0%
Net loss	(15.6)%	(6.2)%

Comparison of the Three Month Periods Ended October 31, 2014 and 2013
Revenue

	Three Months Ended October 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue:
Product	$101,476	52.8%	$75,485	58.9%	$25,991	34.4%
Services
Subscription	43,698	22.7%	24,796	19.3%	18,902	76.2%
Support and maintenance	47,172	24.5%	27,899	21.8%	19,273	69.1%
Total services	90,870	47.2%	52,695	41.1%	38,175	72.4%
Total revenue	$192,346	100.0%	$128,180	100.0%	$64,166	50.1%
Revenue by geographic theater:
Americas	$131,855	68.6%	$86,166	67.2%	$45,689	53.0%
EMEA	38,484	20.0%	23,875	18.6%	14,609	61.2%
APAC	22,007	11.4%	18,139	14.2%	3,868	21.3%
Total revenue	$192,346	100.0%	$128,180	100.0%	$64,166	50.1%

Product revenue increased $26.0 million, or 34.4%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase was driven by increased demand, including broader adoption of our newly introduced PA-7050 firewall. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $38.2 million, or 72.4%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase was driven by a 76.2% increase in our subscription revenue and a 69.1% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscription and support and maintenance revenue will fluctuate over time, depending on the mix of services revenue and the introduction of new subscription offerings. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Percentage
	(dollars in thousands)
Cost of revenue:
Product	$29,141		$17,954		$11,187	62.3%
Services	24,320		15,853		8,467	53.4%
Total cost of revenue	$53,461		$33,807		$19,654	58.1%
Includes share-based compensation of:
Product	$749		$250		$499	199.6%
Services	3,495		1,413		2,082	147.3%
Total	$4,244		$1,663		$2,581	155.2%
Gross profit:
Product	$72,335	71.3%	$57,531	76.2%	$14,804	(4.9)%
Services	66,550	73.2%	36,842	69.9%	29,708	3.3%
Total gross profit	$138,885	72.2%	$94,373	73.6%	$44,512	(1.4)%
Product cost increased $11.2 million, or 62.3%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to an increase in product unit volume.
Service cost increased $8.5 million, or 53.4%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to an increase in personnel costs of $4.2 million related to increasing our headcount, amortization of acquired intangible assets of $1.3 million, allocated costs of $1.1 million, and other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
Gross margin decreased 140 basis points for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The decrease of 490 basis points in product margin was driven by a decrease of 300 basis points due to amortization of intellectual property licenses of $3.1 million. The remaining decrease was due to higher product cost as a result of new product introductions, including the PA-7050 firewalls, which will have lower product margins until increased volume drives better economies of scale. The increase of 330 basis points in services margin was driven by an increase of 480 basis points due to contributions from our higher margin subscription services, partially offset by a 150 basis points decrease due to amortization of purchased intangible assets.

Operating Expenses

	Three Months Ended October 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$37,305	19.4%	$19,893	15.5%	$17,412	87.5%
Sales and marketing	106,366	55.3%	67,366	52.6%	39,000	57.9%
General and administrative	18,977	9.9%	14,125	11.0%	4,852	34.4%
Total operating expenses	$162,648	84.6%	$101,384	79.1%	$61,264	60.4%
Includes share-based compensation of:
Research and development	$13,999		$3,262		$10,737	329.2%
Sales and marketing	15,799		6,628		9,171	138.4%
General and administrative	4,433		2,858		1,575	55.1%
Total	$34,231		$12,748		$21,483	168.5%
Research and development expense increased $17.4 million, or 87.5%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, due to an increase in personnel costs of $15.6 million largely due to an increase in headcount and an increase in allocated costs of $1.2 million.
Sales and marketing expense increased $39.0 million, or 57.9%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, due to an increase in personnel costs of $23.5 million largely due to an increase in headcount, an increase in demand generation activities, trade shows, and other marketing activities of $4.9 million, an increase in allocated costs of $3.4 million, and an increase in travel and entertainment costs of $3.3 million.
General and administrative expense increased $4.9 million, or 34.4%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, due to an increase in personnel costs of $3.8 million, largely due to an increase in headcount.
Interest Expense

	Three Months Ended October 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Interest expense	$5,489	$8	$5,481	NM
Interest expense increased $5.5 million for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to the amortization of the debt discount and debt issuance costs related to the Notes. This interest expense is non-cash and will range from $22.3 million to $25.7 million per year through fiscal 2019.
Provision for Income Taxes

	Three Months Ended October 31,
	2014	2013	Change
	(dollars in thousands)
Provision for income taxes	$1,157	$1,247	$(90)	(7.2)%
Effective tax rate	(4.0)%	(18.9)%
We recorded an income tax provision for the three months ended October 31, 2014 due to federal, state, and foreign income taxes and foreign withholding taxes. The provision for income taxes decreased for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to increased U.S. taxable income and a shift in geographical mix of income due to global expansion.
Liquidity and Capital Resources

	October 31, 2014	July 31, 2014
	(in thousands)
Working capital	$572,601	$610,155
Cash, cash equivalents, and investments:
Cash and cash equivalents	$543,747	$653,812
Investments	516,763	320,570
Total cash, cash equivalents, and investments	$1,060,510	$974,382
At October 31, 2014, our cash, cash equivalents, and investments of $1.1 billion were held for general corporate purposes, of which approximately $140.5 million was held outside the United States. Our current plans do not include repatriating these funds. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued the Notes with an aggregate principal amount of $575.0 million. The Notes will mature on July 1, 2019. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes to be converted and we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of October 31, 2014, the Notes were not convertible. Refer to Note 5. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
The following table summarizes our cash flows for the three months ended October 31, 2014 and 2013.

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$74,928	$38,881
Cash used in investing activities	(201,093)	(93,959)
Cash provided by financing activities	16,100	10,646
Net decrease in cash and cash equivalents	$(110,065)	$(44,432)
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In addition, from time to time we may incur additional tax liability in connection with certain tax structuring decisions, for example, we may be required to pay additional taxes related to the acquisition of Cyvera Ltd. if we transfer the acquired intellectual property out of Israel.
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

Cash provided by operating activities during the three months ended October 31, 2014 was $74.9 million, an increase of $36.0 million compared to the three months ended October 31, 2013 due to changes in our assets and liabilities and growth of our business during the three months ended October 31, 2014. Changes in assets and liabilities during the three months ended October 31, 2014 compared to the three months ended October 31, 2013 include an increase in collections on accounts receivable and an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue, partially offset by an increase in commissions paid during the three months ended October 31, 2014.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2014 was $201.1 million, an increase of $107.1 million as compared to the three months ended October 31, 2013. The increase was primarily due to higher net purchases of available-for-sale investments, partially offset by decreased purchases of property, equipment, and other assets during the three months ended October 31, 2014.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the three months ended October 31, 2014 was $16.1 million, an increase of $5.5 million as compared to the three months ended October 31, 2013. The increase was due to higher proceeds from the sale of shares through employee equity incentive plans during the three months ended October 31, 2014.
Off-Balance Sheet Arrangements
Through October 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 18, 2014, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. See “Available Information” below for instructions on how to access our Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies and estimates as filed in such report.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Available Information
Our website is located at www.paloaltonetworks.com, and our investor relations website is located at http://investors.paloaltonetworks.com. Copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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
Our exposures to market risk have not changed materially since July 31, 2014. For our quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2014.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 6. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Risks Related to Our Business and Our Industry
Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2014 to the end of the first quarter of fiscal 2015, our headcount increased from 1,722 to 1,900 employees, and our number of end-customers increased from more than 19,000 to approximately 21,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, including employees we acquired in connection with our acquisition of Cyvera Ltd. (“Cyvera”). Any future growth would add complexity to our organization and require effective coordination throughout our organization. For example, as a result of growth in our employee headcount, we relocated our corporate headquarters to a larger office space in Santa Clara, California in November 2013. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
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
We have recently experienced revenue growth rates of 50% and 49% in the first quarter of fiscal 2015 and 2014, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $30.1 million in the first quarter of fiscal 2015, $226.5 million in fiscal 2014, and $29.2 million in fiscal 2013. As a result, we had an accumulated deficit of $365.8 million at October 31, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and FireEye, Inc. (“FireEye”) that offer network security products, and Symantec Corporation (“Symantec”), that offers endpoint security products; and

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
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee, Inc. and Stonesoft Oyj, Cisco's acquisition of SourceFire, Inc., and FireEye's acquisitions of Mandiant Corporation and nPulse Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing enterprise security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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
Services revenue accounts for a significant portion of our revenue, comprising 47% of total revenue in the first quarter of fiscal 2015 and 41% of total revenue in the first quarter of fiscal 2014. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
Any defects, errors, or vulnerabilities in our products, whether real or perceived, could result in:

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
Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including the areas of mobility, virtualization, cloud computing, and software defined networks (SDN), our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. For example, in September 2014, we released Traps, our Advanced Endpoint Protection offering, which protects against cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints; however, there is no assurance that this new offering will gain market acceptance. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.
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
For the three months ended of October 31, 2014, three channel partners represented 69% of our total revenue, and as of October 31, 2014, four channel partners represented 81% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, the U.S. Congress may take additional action in 2014 to further reduce federal spending and the deficit, which could further impact our business and operating results.
The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
If our products do not interoperate with our end-customers’ infrastructure, sales of our products and services could be negatively affected, which would harm our business.
Our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find defects in the hardware, we replace the hardware as part of our normal warranty process. If we find errors in the existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products and services, and our ability to sell products and services could be adversely affected. In addition, government and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition.
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
As a result of our acquisition of Cyvera, we have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past year. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, in December 2011, Juniper, one of our competitors, filed a lawsuit against us alleging patent infringement. In September 2013, we filed a lawsuit against Juniper alleging patent infringement. In May 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper to resolve all pending disputes between Juniper and us, including dismissal of all pending litigation. Please refer to the discussion under “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q for more information related to our intellectual property litigation and settlement with Juniper.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-

customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (IP) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation and may therefore adversely impact market acceptance of our products.
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
As of October 31, 2014, our goodwill and intangible assets were $202.5 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued 0.0% Convertible Senior Notes due 2019 (the “Notes”) and any conversion of some or all of the Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.” Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
We have completed the implementation of a corporate structure more closely aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and results of operations could be adversely affected.
We reorganized our corporate structure and intercompany relationships in fiscal 2013 to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts will require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and results of operations may be negatively impacted.
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
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $112.11 to $39.08, through November 17, 2014. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2014, we had approximately 80,518,000 shares of our common stock outstanding.
We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
In addition, additional shares may be sold through a registration statement on Form S-3 that we have filed to register the resale of the approximately 1,557,000 shares of common stock issued to certain former shareholders of Cyvera, in connection with our acquisition of Cyvera. Pursuant to this effective registration statement, the shares held by the former shareholders of Cyvera may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the New York Stock Exchange (NYSE), and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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

Date: November 24, 2014

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

10.1	Offer Letter between the Registrant and Stanley J. Meresman, dated September 8, 2014.	8-K	001-35594	10.1	September 22, 2014

10.2 *	Employee Incentive Compensation Plan, as amended and restated.

10.3 *	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Schema Linkbase Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.DEF††	XBRL Taxonomy Definition Linkbase Document.

101.LAB††	XBRL Taxonomy Labels Linkbase Document.

101.PRE††	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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