Form 10-Q
period 2015-01-31
Palo Alto Networks Inc
filed 2015-03-03
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of February 18, 2015 was 82,272,834.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	January 31, 2015	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$342,983	$653,812
Short-term investments	332,074	118,690
Accounts receivable, net of allowance for doubtful accounts of $855 and $471 at January 31, 2015 and July 31, 2014, respectively	135,251	135,518
Prepaid expenses and other current assets	51,196	50,306
Total current assets	861,504	958,326
Property and equipment, net	52,639	48,744
Long-term investments	463,908	201,880
Goodwill	155,402	155,033
Intangible assets, net	45,856	47,955
Other assets	93,475	66,528
Total assets	$1,672,784	$1,478,466
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,001	$14,526
Accrued compensation	53,158	48,727
Accrued and other liabilities	23,436	25,000
Deferred revenue	324,479	259,918
Total current liabilities	415,074	348,171
Convertible senior notes, net	476,872	466,875
Long-term deferred revenue	211,364	162,660
Other long-term liabilities	53,413	32,177
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at January 31, 2015 and July 31, 2014	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 82,265 and 79,519 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	8	8
Additional paid-in capital	924,634	804,406
Accumulated other comprehensive income (loss)	221	(105)
Accumulated deficit	(408,802)	(335,726)
Total stockholders’ equity	516,061	468,583
Total liabilities and stockholders’ equity	$1,672,784	$1,478,466

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenue:
Product	$115,621	$80,823	$217,097	$156,308
Services	102,034	60,245	192,904	112,940
Total revenue	217,655	141,068	410,001	269,248
Cost of revenue:
Product	30,640	20,221	59,781	38,175
Services	28,685	17,283	53,005	33,136
Total cost of revenue	59,325	37,504	112,786	71,311
Total gross profit	158,330	103,564	297,215	197,937
Operating expenses:
Research and development	46,948	24,253	84,253	44,146
Sales and marketing	122,875	76,734	229,241	144,100
General and administrative	27,023	19,733	46,000	33,858
Legal settlement	—	20,000	—	20,000
Total operating expenses	196,846	140,720	359,494	242,104
Operating loss	(38,516)	(37,156)	(62,279)	(44,167)
Interest expense	(5,539)	(14)	(11,028)	(22)
Other income (expense), net	344	(170)	685	235
Loss before income taxes	(43,711)	(37,340)	(72,622)	(43,954)
Provision for (benefit from) income taxes	(703)	2,606	454	3,853
Net loss	$(43,008)	$(39,946)	$(73,076)	$(47,807)
Net loss per share, basic and diluted	$(0.53)	$(0.55)	$(0.91)	$(0.66)
Weighted-average shares used to compute net loss per share, basic and diluted	80,824	72,854	80,105	72,260

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net loss	$(43,008)	$(39,946)	$(73,076)	$(47,807)
Other comprehensive gain, net of tax:
Change in unrealized gains (losses) on investments	234	48	326	69
Reclassification adjustment for realized net gains on investments included in net loss	—	(10)	—	(10)
Net change	234	38	326	59
Comprehensive loss	$(42,774)	$(39,908)	$(72,750)	$(47,748)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	January 31,
	2015	2014
Cash flows from operating activities
Net loss	$(73,076)	$(47,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	95,291	38,729
Depreciation and amortization	12,917	7,082
Amortization of investment premiums, net of accretion of purchase discounts	1,510	747
Amortization of debt discount and debt issuance costs	10,999	—
Excess tax benefit from share-based compensation arrangements	(1,271)	(674)
Changes in operating assets and liabilities:
Accounts receivable, net	267	1,371
Prepaid expenses and other assets	(32,435)	(6,207)
Accounts payable	(1,897)	(4,387)
Accrued compensation	4,431	7,709
Accrued and other liabilities	21,753	8,353
Deferred revenue	113,265	75,361
Net cash provided by operating activities	151,754	80,277
Cash flows from investing activities
Purchases of investments	(587,273)	(249,803)
Proceeds from sales of investments	1,999	6,630
Proceeds from maturities of investments	109,921	129,096
Acquisition of business, net of cash acquired	—	(10,102)
Purchases of property, equipment, and other assets	(12,035)	(25,483)
Net cash used in investing activities	(487,388)	(149,662)
Cash flows from financing activities
Proceeds from exercise of stock options	15,743	14,085
Proceeds from employee stock purchase plan	7,791	5,988
Excess tax benefit from share-based compensation arrangements	1,271	674
Repurchases of restricted common stock from terminated employees	—	(109)
Net cash provided by financing activities	24,805	20,638
Net decrease in cash and cash equivalents	(310,829)	(48,747)
Cash and cash equivalents—beginning of period	653,812	310,614
Cash and cash equivalents—end of period	$342,983	$261,867

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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
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
In May 2014, the FASB issued ASU No. 2014-09 regarding Accounting Standards Codification (ASC) Topic 606-Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The guidance is effective for us in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance was effective for us in the first quarter of fiscal 2015. Our adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015				July 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Certificates of deposit	$—	$1,001	$—	$1,001	$—	$—	$—	$—
Corporate debt securities	—	51,352	—	51,352	—	22,239	—	22,239
U.S. government and agency securities	—	279,721	—	279,721	—	96,451	—	96,451
Total short-term investments	—	332,074	—	332,074	—	118,690	—	118,690
Long-term investments:
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	107,579	—	107,579	—	39,018	—	39,018
U.S. government and agency securities	—	356,329	—	356,329	—	161,862	—	161,862
Total long-term investments	—	463,908	—	463,908	—	201,880	—	201,880
Other assets:
Certificates of deposit	1,220	—	—	1,220	1,220	—	—	1,220
Total other assets	1,220	—	—	1,220	1,220	—	—	1,220
Total assets measured at fair value	$1,220	$795,982	$—	$797,202	$1,220	$320,570	$—	$321,790
Refer to Note 6. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2015.
3. Investments
The following tables summarize the unrealized gains and losses and fair value of our investments as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$1	$—	$1,001
Corporate debt securities	158,933	60	(62)	158,931
U.S. government and agency securities	635,702	423	(75)	636,050
Total	$795,635	$484	$(137)	$795,982

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	61,299	16	(58)	61,257
U.S. government and agency securities	258,376	45	(108)	258,313
Total	$320,675	$61	$(166)	$320,570
The following tables present our investments that were in an unrealized loss position as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$84,073	$(62)	$—	$—	$84,073	$(62)
U.S. government and agency securities	206,056	(75)	—	—	206,056	(75)
Total	$290,129	$(137)	$—	$—	$290,129	$(137)

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$43,868	$(58)	$—	$—	$43,868	$(58)
U.S. government and agency securities	142,490	(108)	—	—	142,490	(108)
Total	$186,358	$(166)	$—	$—	$186,358	$(166)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at January 31, 2015.
The following table summarizes the amortized cost and fair value of our investments as of January 31, 2015, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$332,047	$332,074
Due within one to two years	462,498	462,819
Due within two to three years	1,090	1,089
Total	$795,635	$795,982

4. Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015			July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$42,100	$(4,469)	$37,631	$34,500	$(1,643)	$32,857
Acquired intellectual property	8,156	(1,399)	6,757	6,546	(958)	5,588
In-process research and development held for defensive purposes	1,900	(686)	1,214	1,900	(370)	1,530
Other	500	(246)	254	500	(120)	380
Total intangible assets with finite lives	52,656	(6,800)	45,856	43,446	(3,091)	40,355
In-process research and development with indefinite lives	—	—	—	7,600	—	7,600
Total purchased intangible assets	$52,656	$(6,800)	$45,856	$51,046	$(3,091)	$47,955
We recognized amortization expense of $1,955,000 and $3,709,000 for the three and six months ended January 31, 2015, respectively, and $270,000 and $425,000 for the three and six months ended January 31, 2014, respectively. Our in-process research and development acquired from Cyvera Ltd. (“Cyvera”) in April 2014 was transferred to developed technology during the three months ended October 31, 2014 and is being amortized over its estimated useful life of seven years.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of January 31, 2015 (in thousands):

	Fiscal Years Ending July 31,
	Remaining 2015	2016	2017	2018	2019	2020 and Thereafter
Developed technology	$3,007	$6,014	$6,014	$6,014	$6,014	$10,568
Acquired intellectual property	491	947	853	617	511	3,338
In-process research and development held for defensive purposes	317	633	264	—	—	—
Other	124	130	—	—	—	—
Total future amortization expense	$3,939	$7,724	$7,131	$6,631	$6,525	$13,906
5. Other Financial Information
The following table presents details of our other assets as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015	July 31, 2014
Intellectual property licenses	$44,624	$46,997
Deferred tax charge	30,423	—
Debt issuance costs	11,330	12,332
Other assets	7,098	7,199
Total other assets	$93,475	$66,528
In December 2014, we reorganized our corporate structure to more closely align with the global nature of our business. As a result, we recorded a deferred tax charge in other assets in our condensed consolidated balance sheets. This amount will be amortized on a straight-line basis over approximately six years as a component of provision for income taxes in our condensed consolidated statements of operations.
6. Convertible Senior Notes

Convertible Senior Notes
On June 30, 2014, we issued $575,000,000 aggregate principal amount of 0.0% convertible senior notes due 2019 (the “Notes”). The Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (the “Indenture”). The Notes are unsecured, unsubordinated obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on July 1, 2019 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
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
The conversion price will be subject to adjustment in some events. Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the Indenture are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require us to repurchase for cash all or a portion of the Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid contingent interest.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in our condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded in other assets in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in our condensed consolidated balance sheets. We recorded liability issuance costs, or debt issuance costs, of $12,497,000 and equity issuance costs of $2,949,000.
The following table sets forth the components of the Notes as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31, 2015	July 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	98,128	108,125
Net carrying amount	$476,872	$466,875

Equity	$(109,785)	$(109,785)

The total estimated fair value of the Notes was $751,813,000 and $587,087,000 at January 31, 2015 and July 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2015 and July 31, 2014 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of January 31, 2015, the if-converted value of the Notes exceeded its principal amount by $74,929,000.
The following table sets forth interest expense recognized related to the Notes for the three and six months ended January 31, 2015 (dollars in thousands):

	Three Months Ended	Six Months Ended
	January 31, 2015
Amortization of debt issuance costs	$505	$1,002
Amortization of debt discount	5,016	9,997
Total interest expense recognized	$5,521	$10,999

Effective interest rate of the liability component	4.8%	4.8%
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
We paid an aggregate amount of $110,975,000 for the Note Hedges, which is included in additional paid-in capital in our condensed consolidated balance sheets.
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
We received aggregate proceeds of $78,258,000 from the sale of the Warrants, which is included in additional paid-in capital in our condensed consolidated balance sheets.
7. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of January 31, 2015 (in thousands):

Amount
Fiscal years ending July 31:
Remaining 2015	$8,479
2016	16,901
2017	15,919
2018	12,926
2019	10,620
2020 and thereafter	42,833
Committed gross lease payments	107,678
Less: proceeds from sublease rental	9,703
Net operating lease obligation	$97,975
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next twelve months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of January 31, 2015, we had $38,893,000 of open orders.
Litigation
In December 2011, Juniper Networks, Inc. (“Juniper”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement, which sought preliminary and permanent injunctions against infringement, treble damages, and attorneys' fees. On September 30, 2013, we filed a lawsuit against Juniper in the United States District Court for the Northern District of California alleging that Juniper’s products infringe three of our U.S. patents, and sought monetary damages and a permanent injunction. On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement (the “settlement agreement”) with Juniper to resolve all pending litigation between the parties, including those discussed above. Refer to Note 8. Legal Settlement for more information on the settlement agreement.
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2015, we have not recorded any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
8. Legal Settlement
Mutual Covenant Not to Sue and Release Agreement
On January 27, 2014, we executed a Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc., thereby extending an existing covenant for six more years. We evaluated the transaction as a multiple-element arrangement and allocated the one-time payment that we made in the amount of $20,000,000 to each identifiable element using its relative fair value. Based on our estimates of fair value, we determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, we recorded a $20,000,000 settlement charge within legal settlement expense in our condensed consolidated statement of operations during the three months ended January 31, 2014.
Settlement, Release and Cross-License Agreement with Juniper
On May 27, 2014, we entered into the settlement agreement with Juniper, whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we agreed to pay Juniper a one-time settlement amount of approximately $175,000,000, which was comprised of $75,000,000 in cash, 1,081,000 shares of our common stock with an approximate value of $70,000,000, and a warrant to purchase 463,000 shares of our common stock with an approximate value of $30,000,000, in exchange for the following:

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
The warrant was issued on June 3, 2014 and entitled Juniper to purchase up to 463,000 shares of common stock at an exercise price of $0.0001 per share and was classified as a liability during the period it was outstanding. On July 1, 2014, Juniper exercised the warrant in full. Accordingly, we recorded the change in the fair value of the warrant liability through the exercise date of $5,859,000 within other income (expense), net in our consolidated statement of operations during the three months ended July 31, 2014.
We accounted for the settlement agreement as a multiple-element arrangement and allocated the fair value of the consideration as of the settlement date to the identifiable elements based on their estimated fair values. Of the total settlement amount, $61,300,000 was allocated to the licensing of intellectual property, $54,300,000 was allocated to the mutual dismissal of claims, and the remaining amount was allocated to the mutual covenant not to sue. The mutual dismissal of claims and the mutual covenant not to sue have no identifiable future benefit, and as a result we recorded a settlement charge within legal settlement expense in our condensed consolidated statement of operations during the three months ended April 30, 2014. The licensing of intellectual property is being amortized over the estimated period of benefit of five years.
9. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	5,830	$13.02	7.0	$395,507
Options granted	—	—
Options forfeited	(38)	17.31
Options exercised	(1,304)	12.09
Balance—January 31, 2015	4,488	$13.26	6.6	$507,727
Options vested and expected to vest—January 31, 2015	4,431	$13.18	6.5	$501,634
Options exercisable—January 31, 2015	2,993	$11.07	6.3	$345,153
Restricted Stock Unit (RSU) Activities

A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	6,046	$59.84	1.4	$488,880
RSUs granted	3,150	107.24
RSUs vested	(1,326)	54.68
RSUs forfeited	(199)	62.32
Balance—January 31, 2015	7,671	$80.13	1.4	$969,538
RSUs vested and expected to vest—January 31, 2015	6,943	$79.68	1.4	$877,526
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Cost of product revenue	$955	$320	$1,704	$584
Cost of services revenue	5,140	2,085	8,635	3,571
Research and development	18,990	5,807	32,989	9,159
Sales and marketing	21,727	9,745	37,526	16,678
General and administrative	10,069	6,427	14,502	8,803
Total	$56,881	$24,384	$95,356	$38,795
At January 31, 2015, total compensation cost related to unvested share-based awards not yet recognized was $528,930,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
10. Income Taxes
Our provision for (benefit from) income taxes for the three and six months ended January 31, 2015 reflects an effective tax rate of 1.6% and negative 0.6%, respectively. Our effective tax rate for the six months ended January 31, 2015 was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision consist of foreign income, foreign withholding taxes, and U.S. federal and state income taxes. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed due to fluctuations in our overall loss before income taxes and the geographic mix of income due to global expansion.
Our provision for income taxes for the three and six months ended January 31, 2014 reflects an effective tax rate of negative 7.0% and negative 8.8%, respectively. Our effective tax rates for these periods were negative due to the fact that we recorded a provision for income taxes on year to date losses. The key components of our income tax provision, and the related effective tax rate, consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and foreign income and withholding taxes.
In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively extends the federal research and development credit, bonus depreciation, and other corporate tax incentives through December 31, 2014. The benefit from income tax derived from this for the fiscal year ending July 31, 2015 is dependent on actual results for the year.
As of January 31, 2015, we had $44,583,000 of unrecognized tax benefits, $4,856,000 of which would affect income tax expense if recognized, after consideration of our valuation allowance in the U.S. and other assets. The increase in unrecognized tax benefits since July 31, 2014 relates to positions taken in the current year. As of January 31, 2015, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
11. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net loss	$(43,008)	$(39,946)	$(73,076)	$(47,807)
Weighted-average shares used to compute net loss per share, basic and diluted	80,824	72,854	80,105	72,260
Net loss per share, basic and diluted	$(0.53)	$(0.55)	$(0.91)	$(0.66)
The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as their effect would have been antidilutive (in thousands):

	January 31,
	2015	2014
Options to purchase common stock	4,488	7,807
RSUs	7,671	5,201
ESPP shares	98	132
Convertible senior notes	5,214	—
Warrants related to the issuance of convertible senior notes	5,214	—
Total	22,685	13,140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, interest expense, income taxes, investments and liquidity; expectations regarding billings and revenue from Traps, our Advanced Endpoint Protection offering; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our generally accepted accounting principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. A discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended January 31, 2015 to the three and six months ended January 31, 2014.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of January 31, 2015, including expected payment schedule.

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

We derive revenue from sales of our products and services, which together comprise our platform. Product revenue is generated from sales of our Next-Generation Firewall, which is available in hardware and virtualized form factors. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. These capabilities include: application visibility and control (App-ID), user identification (User-ID), site-to-site virtual private network (VPN), remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). Our products are designed for different performance requirements throughout an organization, ranging from the PA-200, which is designed for enterprise remote offices, to the PA-7050, which is designed for data centers and high-speed networks. The same firewall functionality that is delivered in our hardware appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments. Multiple firewalls can jointly use our WildFire appliance, WF-500, which identifies, analyzes, and blocks known and unknown malware in a private cloud-based environment. Our platform can be centrally managed in both virtualized and hardware appliances across an organization with our Panorama product. In addition, our GlobalProtect appliance, GP-100, provides mobile device management, malware detection, and shares device state information to safely enable mobile devices for business use.
Services revenue is generated from sales of subscriptions and support and maintenance, which together provide us with a source of recurring services revenue. Our Threat Prevention, URL Filtering, GlobalProtect, and WildFire subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. Our Advanced Endpoint Protection subscription protects against cyber attacks that exploit software vulnerabilities in Windows-based fixed and virtual endpoints through the use of its unique capability of stopping the underlying exploit techniques, and can prevent cyber attacks without relying on prior knowledge of the attack.
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
As of January 31, 2015, we had sold to more than 22,500 end-customers in over 130 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. Also, during the six months ended January 31, 2015, our headcount increased by 361 to 2,083 employees.
For the second quarter of fiscal 2015 and 2014, revenues were $217.7 million and $141.1 million, respectively, representing year over year growth of 54.3%. All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 73.8% to $50.1 million, followed by support and maintenance services, which grew 65.3% to $52.0 million, and product, which grew 43.1% to $115.6 million. Revenue growth reflected rapid adoption of our Next-Generation Firewall and related support and maintenance, as well as increasing momentum in our subscription services business. We believe the growth was also driven by increased security spending by customers, as security continues to be a critical business imperative for every business in the world.
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

	January 31, 2015	July 31, 2014
	(in thousands)
Total deferred revenue	$535,843	$422,578
Cash, cash equivalents, and investments	$1,138,965	$974,382

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$217,655	$141,068	$410,001	$269,248
Year over year percentage increase	54.3%	46.2%	52.3%	47.6%
Gross margin percentage	72.7%	73.4%	72.5%	73.5%
Operating loss	$(38,516)	$(37,156)	$(62,279)	$(44,167)
Operating margin percentage	(17.7)%	(26.3)%	(15.2)%	(16.4)%
Billings (non-GAAP)	$282,778	$186,703	$523,266	$344,609
Cash flow provided by operating activities			$151,754	$80,277
Free cash flow (non-GAAP)			$139,719	$54,794

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

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Free cash flow (non-GAAP):
Cash flow provided by operating activities	$151,754	$80,277
Less: purchases of property, equipment, and other assets	12,035	25,483
Free cash flow (non-GAAP)	$139,719	$54,794
Net cash used in investing activities	$(487,388)	$(149,662)
Net cash provided by financing activities	$24,805	$20,638

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Billings (non-GAAP):
Total revenue	$217,655	$141,068	$410,001	$269,248
Add: change in total deferred revenue	65,123	45,635	113,265	75,361
Billings (non-GAAP)	$282,778	$186,703	$523,266	$344,609
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

•
Services Revenue. Services revenue is derived primarily from Threat Prevention, URL Filtering, WildFire, and GlobalProtect subscriptions and support and maintenance. In addition, in September 2014, we released Traps, our Advanced Endpoint Protection subscription. We anticipate billings (non-GAAP) from Traps will begin ramping in the second half of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016. Our contractual subscription and support and maintenance terms are typically one year, with three to five year terms available. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our installed end-customer base.

Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount, and amortization of intangible assets.

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

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support organization, amortization of acquired intangible assets, allocated costs, and URL filtering database service fees. We expect our cost of services revenue to increase as our installed end-customer base grows.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and legal settlement expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2015, we expect to recognize approximately $528.9 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•	Legal Settlement. Legal settlement expense consists of the charge related to the Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc. (“Fortinet”) in the second quarter of fiscal 2014.

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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and federal and state income taxes in the United States. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.
During the second quarter of fiscal 2015, we recorded a deferred tax charge of $36.7 million. The current portion of the deferred tax charge is included in prepaid expenses and other current assets and the remainder in other assets in our condensed consolidated balance sheets. The deferred tax charge will be amortized on a straight-line basis over approximately six years as a component of provision for income taxes.
Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$115,621	$80,823	$217,097	$156,308
Services	102,034	60,245	192,904	112,940
Total revenue	217,655	141,068	410,001	269,248
Cost of revenue:
Product	30,640	20,221	59,781	38,175
Services	28,685	17,283	53,005	33,136
Total cost of revenue	59,325	37,504	112,786	71,311
Total gross profit	158,330	103,564	297,215	197,937
Operating expenses:
Research and development	46,948	24,253	84,253	44,146
Sales and marketing	122,875	76,734	229,241	144,100
General and administrative	27,023	19,733	46,000	33,858
Legal settlement	—	20,000	—	20,000
Total operating expenses	196,846	140,720	359,494	242,104
Operating loss	(38,516)	(37,156)	(62,279)	(44,167)
Interest expense	(5,539)	(14)	(11,028)	(22)
Other income (expense), net	344	(170)	685	235
Loss before income taxes	(43,711)	(37,340)	(72,622)	(43,954)
Provision for (benefit from) income taxes	(703)	2,606	454	3,853
Net loss	$(43,008)	$(39,946)	$(73,076)	$(47,807)

Number of employees at period end	2,083	1,375	2,083	1,375

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	53.1%	57.3%	53.0%	58.1%
Services	46.9%	42.7%	47.0%	41.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	14.1%	14.3%	14.6%	14.2%
Services	13.2%	12.3%	12.9%	12.3%
Total cost of revenue	27.3%	26.6%	27.5%	26.5%
Total gross profit	72.7%	73.4%	72.5%	73.5%
Operating expenses:
Research and development	21.6%	17.2%	20.5%	16.4%
Sales and marketing	56.5%	54.4%	55.9%	53.5%
General and administrative	12.3%	13.9%	11.3%	12.6%
Legal settlement	—%	14.2%	—%	7.4%
Total operating expenses	90.4%	99.7%	87.7%	89.9%
Operating loss	(17.7)%	(26.3)%	(15.2)%	(16.4)%
Interest expense	(2.5)%	—%	(2.7)%	—%
Other income (expense), net	0.1%	(0.2)%	0.2%	0.1%
Loss before income taxes	(20.1)%	(26.5)%	(17.7)%	(16.3)%
Provision for (benefit from) income taxes	(0.3)%	1.8%	0.1%	1.4%
Net loss	(19.8)%	(28.3)%	(17.8)%	(17.7)%

Comparison of the Three and Six Month Periods Ended January 31, 2015 and 2014
Revenue

	Three Months Ended January 31,				Six Months Ended January 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$115,621	$80,823	$34,798	43.1%	$217,097	$156,308	$60,789	38.9%
Services
Subscription	50,076	28,818	21,258	73.8%	93,774	53,614	40,160	74.9%
Support and maintenance	51,958	31,427	20,531	65.3%	99,130	59,326	39,804	67.1%
Total services	102,034	60,245	41,789	69.4%	192,904	112,940	79,964	70.8%
Total revenue	$217,655	$141,068	$76,587	54.3%	$410,001	$269,248	$140,753	52.3%
Revenue by geographic theater:
Americas	$147,080	$90,869	$56,211	61.9%	$278,935	$177,035	$101,900	57.6%
EMEA	44,820	33,098	11,722	35.4%	83,304	56,973	26,331	46.2%
APAC	25,755	17,101	8,654	50.6%	47,762	35,240	12,522	35.5%
Total revenue	$217,655	$141,068	$76,587	54.3%	$410,001	$269,248	$140,753	52.3%
Product revenue increased $34.8 million, or 43.1%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Product revenue increased $60.8 million, or 38.9%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The increase in both periods was driven by increased demand, including broader adoption of our newly introduced PA-7050 firewall. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $41.8 million, or 69.4%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The increase was driven by a 73.8% increase in our subscription revenue and a 65.3% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. Services revenue increased $80.0 million, or 70.8%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The increase was driven by a 74.9% increase in our subscription revenue and a 67.1% increase in our support and maintenance revenue due to increased sales to new and existing end-customers. The relative increases in subscription and support and maintenance revenue will fluctuate over time, depending on the mix of services revenue and the introduction of new subscription offerings. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,				Six Months Ended January 31,
	2015		2014		2015		2014
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$30,640		$20,221		$59,781		$38,175
Services	28,685		17,283		53,005		33,136
Total cost of revenue	$59,325		$37,504		$112,786		$71,311
Includes share-based compensation of:
Product	$955		$320		$1,704		$584
Services	5,140		2,085		8,635		3,571
Total	$6,095		$2,405		$10,339		$4,155
Gross profit:
Product	$84,981	73.5%	$60,602	75.0%	$157,316	72.5%	$118,133	75.6%
Services	73,349	71.9%	42,962	71.3%	139,899	72.5%	79,804	70.7%
Total gross profit	$158,330	72.7%	$103,564	73.4%	$297,215	72.5%	$197,937	73.5%
Product cost increased $10.4 million, or 51.5%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014 due to an increase in product unit volume, as well as amortization of intellectual property licenses of $3.1 million.
Product cost increased $21.6 million, or 56.6%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014 due to an increase in product unit volume, as well as amortization of intellectual property licenses of $6.1 million.
Services cost increased $11.4 million, or 66.0%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014 due to an increase in personnel costs of $6.6 million related to increasing our headcount, amortization of acquired intangible assets of $1.5 million, allocated costs of $1.0 million, and other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
Services cost increased $19.9 million, or 60.0%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014 due to an increase in personnel costs of $10.8 million related to increasing our headcount, amortization of acquired intangible assets of $2.8 million, allocated costs of $2.1 million, and other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
Gross margin decreased 70 basis points for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The decrease of 150 basis points in product margin was driven by a decrease of 270 basis points due to amortization of intellectual property licenses of $3.1 million, partially offset by material cost reductions. The increase of 60 basis points in services margin was due to contributions from our higher margin subscription services, partially offset by a 150 basis points decrease due to amortization of purchased intangible assets.
Gross margin decreased 100 basis points for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. The decrease of 310 basis points in product margin was due to amortization of intellectual property licenses of $6.1 million. The increase of 180 basis points in services margin was due to contributions from our higher margin subscription services, partially offset by a 150 basis points decrease due to amortization of purchased intangible assets.

Operating Expenses

	Three Months Ended January 31,				Six Months Ended January 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$46,948	$24,253	$22,695	93.6%	$84,253	$44,146	$40,107	90.9%
Sales and marketing	122,875	76,734	46,141	60.1%	229,241	144,100	85,141	59.1%
General and administrative	27,023	19,733	7,290	36.9%	46,000	33,858	12,142	35.9%
Legal settlement	—	20,000	(20,000)	(100.0)%	—	20,000	(20,000)	(100.0)%
Total operating expenses	$196,846	$140,720	$56,126	39.9%	$359,494	$242,104	$117,390	48.5%
Includes share-based compensation of:
Research and development	$18,990	$5,807	$13,183	227.0%	$32,989	$9,159	$23,830	260.2%
Sales and marketing	21,727	9,745	11,982	123.0%	37,526	16,678	20,848	125.0%
General and administrative	10,069	6,427	3,642	56.7%	14,502	8,803	5,699	64.7%
Total	$50,786	$21,979	$28,807	131.1%	$85,017	$34,640	$50,377	145.4%
Research and development expense increased $22.7 million, or 93.6%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, due to an increase in personnel costs of $20.4 million, largely due to an increase in headcount, and an increase in allocated costs of $1.4 million.
Research and development expense increased $40.1 million, or 90.9%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, due to an increase in personnel costs of $36.0 million, largely due to an increase in headcount, and an increase in allocated costs of $2.6 million.
Sales and marketing expense increased $46.1 million, or 60.1%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, due to an increase in personnel costs of $35.4 million, largely due to an increase in headcount, an increase in demand generation activities, trade shows, and other marketing activities of $3.0 million, an increase in allocated costs of $3.0 million, and an increase in travel and entertainment costs of $2.0 million.
Sales and marketing expense increased $85.1 million, or 59.1%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, due to an increase in personnel costs of $59.0 million, largely due to an increase in headcount, an increase in demand generation activities, trade shows, and other marketing activities of $7.8 million, an increase in allocated costs of $6.4 million, and an increase in travel and entertainment costs of $5.2 million.
General and administrative expense increased $7.3 million, or 36.9%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, due to an increase in personnel costs of $6.6 million, largely due to an increase in headcount.
General and administrative expense increased $12.1 million, or 35.9%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, due to an increase in personnel costs of $10.3 million, largely due to an increase in headcount.
Legal settlement expense decreased $20.0 million for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014, due to the recognition of an expense of $20.0 million for the Mutual Covenant Not to Sue and Release Agreement with Fortinet in the three months ended January 31, 2014.

Interest Expense

	Three Months Ended January 31,				Six Months Ended January 31,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest expense	$5,539	$14	$5,525	NM	$11,028	$22	$11,006	NM
Interest expense increased $5.5 million and $11.0 million for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014, respectively, due to the amortization of the debt discount and debt issuance costs related to the Notes. This interest expense is non-cash and will range from $22.3 million to $25.7 million per year through fiscal 2019.
Provision for (Benefit from) Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(dollars in thousands)
Provision for (benefit from) income taxes	$(703)	$2,606	$454	$3,853
Effective tax rate	1.6%	(7.0)%	(0.6)%	(8.8)%
We recorded an income tax benefit and an income tax provision for the three and six months ended January 31, 2015, respectively, due to federal, state, and foreign income taxes and foreign withholding taxes. The provision for income taxes varied for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 due to a shift in geographical mix of income due to global expansion and tax benefits on certain foreign income.
Liquidity and Capital Resources

	January 31, 2015	July 31, 2014
	(in thousands)
Working capital	$446,430	$610,155
Cash, cash equivalents, and investments:
Cash and cash equivalents	$342,983	$653,812
Investments	795,982	320,570
Total cash, cash equivalents, and investments	$1,138,965	$974,382
At January 31, 2015, our cash, cash equivalents, and investments of $1.1 billion were held for general corporate purposes, of which approximately $177.5 million was held outside the United States. Our current plans do not include repatriating these funds. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued the Notes with an aggregate principal amount of $575.0 million. The Notes will mature on July 1, 2019. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes to be converted and we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of January 31, 2015, the Notes were not convertible. Refer to Note 6. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
The following table summarizes our cash flows for the six months ended January 31, 2015 and 2014.

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$151,754	$80,277
Cash used in investing activities	(487,388)	(149,662)
Cash provided by financing activities	24,805	20,638
Net decrease in cash and cash equivalents	$(310,829)	$(48,747)
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. In addition, from time to time we may incur additional tax liability in connection with certain tax structuring decisions.
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
Cash provided by operating activities during the six months ended January 31, 2015 was $151.8 million, an increase of $71.5 million compared to the six months ended January 31, 2014. The increase was due to growth of our business and changes in our assets and liabilities during the six months ended January 31, 2015.
Changes in assets and liabilities during the six months ended January 31, 2015 compared to the six months ended January 31, 2014 include an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue. In addition, during the second quarter of fiscal 2015, we made a tax payment of $12.8 million in connection with an intercompany transfer of intellectual property.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2015 was $487.4 million, an increase of $337.7 million as compared to the six months ended January 31, 2014. The increase was due to higher net purchases of available-for-sale investments during the six months ended January 31, 2015.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the six months ended January 31, 2015 was $24.8 million, an increase of $4.2 million as compared to the six months ended January 31, 2014. The increase was due to higher proceeds from the sale of shares through employee equity incentive plans during the six months ended January 31, 2015.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of January 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
0.0% convertible senior notes due 2019	$575,000	$—	$—	$575,000	$—
Operating lease obligations(1) (2)	107,678	16,966	31,569	21,540	37,603
Purchase obligations(3)	38,893	38,893	—	—	—
Total(4)	$721,571	$55,859	$31,569	$596,540	$37,603
______________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)
Excludes proceeds from contractual sublease of $9.7 million, which consists of $3.1 million to be received in less than one year, $6.1 million to be received in one to three years, $0.5 million to be received in three to five years, and nil to be received in more than five years.

(3)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)
No amounts related to Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of January 31, 2015, we had approximately $36.4 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through January 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 7. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of the first quarter of fiscal 2015 to the end of the second quarter of fiscal 2015, our headcount increased from 1,900 to 2,083 employees, and our number of end-customers increased from approximately 21,000 to more than 22,500. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•
future accounting pronouncements or changes in our accounting policies, including the potential impact of the adoption and implementation of the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) regarding revenue recognition;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred assets;

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar;

•
political, economic and social instability, including continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to broader global industrial economy; and

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
We have recently experienced revenue growth rates of 52% and 48% in the six months ended January 31, 2015 and six months ended January 31, 2014, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $73.1 million in the first two quarters of fiscal 2015, $226.5 million in fiscal 2014, and $29.2 million in fiscal 2013. As a result, we had an accumulated deficit of $408.8 million at January 31, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Our third-party manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. Our contract with Flextronics permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change contract manufacturers, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
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
Services revenue accounts for a significant portion of our revenue, comprising 47% of total revenue in the six months ended January 31, 2015 and 42% of total revenue in the six months ended January 31, 2014. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	political, economic and social uncertainty around the world, in particular, macroeconomic challenges in Europe, terrorist activities, and continued hostilities in the Middle East;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

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
For the six months ended January 31, 2015, three channel partners represented 70% of our total revenue, and as of January 31, 2015, two channel partners represented 66% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, the U.S. Congress may take additional action in 2015 to further reduce federal spending and the deficit, which could further impact our business and operating results.
The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
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
As of January 31, 2015, our goodwill and intangible assets were $201.3 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.
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
We have a corporate structure aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and results of operations could be adversely affected.
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities and recent guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and results of operations may be negatively impacted.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our end-customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $138.32 to $39.08, through February 18, 2015. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyber attacks;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2015, we had approximately 82,265,000 shares of our common stock outstanding.
We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
In addition, we issued approximately 1,557,000 shares of common stock to certain former shareholders of Cyvera in connection with our acquisition of Cyvera. These shares were available to be sold freely in the public market through a registration statement on Form S-3 that we filed. Any unsold shares were deregistered in January 2015 with such unsold shares available to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are also subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Date: March 2, 2015

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