Form 10-Q
period 2015-04-30
Palo Alto Networks Inc
filed 2015-05-28
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of May 18, 2015 was 83,659,846.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	April 30, 2015	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$454,123	$653,812
Short-term investments	368,850	118,690
Accounts receivable, net of allowance for doubtful accounts of $855 and $471 at April 30, 2015 and July 31, 2014, respectively	150,523	135,518
Prepaid expenses and other current assets	67,013	50,306
Total current assets	1,040,509	958,326
Property and equipment, net	59,546	48,744
Long-term investments	408,465	201,880
Goodwill	155,402	155,033
Intangible assets, net	43,885	47,955
Other assets	76,625	66,528
Total assets	$1,784,432	$1,478,466
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$14,661	$14,526
Accrued compensation	53,467	48,727
Accrued and other liabilities	28,535	25,000
Deferred revenue	365,384	259,918
Convertible senior notes, net	481,960	—
Total current liabilities	944,007	348,171
Convertible senior notes, net	—	466,875
Long-term deferred revenue	238,506	162,660
Other long-term liabilities	54,601	32,177
Commitments and contingencies (Note 7)
Temporary equity	93,040	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100,000 shares authorized; none issued and outstanding at April 30, 2015 and July 31, 2014	—	—
Common stock; $0.0001 par value; 1,000,000 shares authorized; 83,599 and 79,519 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	8	8
Additional paid-in capital	908,867	804,406
Accumulated other comprehensive income (loss)	140	(105)
Accumulated deficit	(454,737)	(335,726)
Total stockholders’ equity	454,278	468,583
Total liabilities, temporary equity, and stockholders’ equity	$1,784,432	$1,478,466

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Revenue:
Product	$121,524	$84,128	$338,621	$240,436
Services	112,648	66,572	305,552	179,512
Total revenue	234,172	150,700	644,173	419,948
Cost of revenue:
Product	32,851	20,425	92,632	58,600
Services	31,544	19,285	84,549	52,421
Total cost of revenue	64,395	39,710	177,181	111,021
Total gross profit	169,777	110,990	466,992	308,927
Operating expenses:
Research and development	48,486	27,837	132,739	71,983
Sales and marketing	131,026	83,995	360,267	228,095
General and administrative	26,989	23,717	72,989	57,575
Legal settlement	—	121,173	—	141,173
Total operating expenses	206,501	256,722	565,995	498,826
Operating loss	(36,724)	(145,732)	(99,003)	(189,899)
Interest expense	(5,631)	(13)	(16,659)	(35)
Other income (expense), net	(55)	430	630	665
Loss before income taxes	(42,410)	(145,315)	(115,032)	(189,269)
Provision for income taxes	3,525	1,272	3,979	5,125
Net loss	$(45,935)	$(146,587)	$(119,011)	$(194,394)
Net loss per share, basic and diluted	$(0.56)	$(1.96)	$(1.47)	$(2.66)
Weighted-average shares used to compute net loss per share, basic and diluted	82,320	74,967	80,828	73,127

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net loss	$(45,935)	$(146,587)	$(119,011)	$(194,394)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(77)	18	249	87
Reclassification adjustment for realized net gains on investments included in net loss	(4)	—	(4)	(10)
Net change	(81)	18	245	77
Comprehensive loss	$(46,016)	$(146,569)	$(118,766)	$(194,317)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(119,011)	$(194,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	155,498	66,685
Depreciation and amortization	20,273	11,638
Amortization of investment premiums, net of accretion of purchase discounts	2,308	1,180
Amortization of debt discount and debt issuance costs	16,610	—
Excess tax benefit from share-based compensation arrangements	(518)	(758)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(15,005)	(27,220)
Prepaid expenses and other assets	(30,885)	(7,926)
Accounts payable	(3,896)	8,965
Accrued compensation	4,750	6,792
Accrued and other liabilities	27,543	131,043
Deferred revenue	181,312	118,551
Net cash provided by operating activities	238,979	114,556
Cash flows from investing activities
Purchases of investments	(666,471)	(316,911)
Proceeds from sales of investments	7,000	6,630
Proceeds from maturities of investments	200,798	198,080
Business acquisitions, net of cash acquired	—	(85,726)
Purchases of property, equipment, and other assets	(21,862)	(31,379)
Net cash used in investing activities	(480,535)	(229,306)
Cash flows from financing activities
Proceeds from exercises of stock options	23,136	25,431
Proceeds from employee stock purchase plan	18,213	12,869
Excess tax benefit from share-based compensation arrangements	518	758
Repurchases of restricted common stock from terminated employees	—	(132)
Net cash provided by financing activities	41,867	38,926
Net decrease in cash and cash equivalents	(199,689)	(75,824)
Cash and cash equivalents—beginning of period	653,812	310,614
Cash and cash equivalents—end of period	$454,123	$234,790

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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. The amended standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on a retrospective basis. Upon adoption, the amended standard will change the classification of our unamortized debt issuance costs in our condensed consolidated balance sheets.
In August 2014, the FASB issued new authoritative guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for us for our fourth quarter of fiscal 2017, although early adoption is permitted. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The guidance is effective for us for our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
In July 2013, the FASB issued new authoritative guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance was effective for us in the first quarter of fiscal 2015. Our adoption of this guidance did not have an impact on our condensed consolidated financial statements.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015				July 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Certificates of deposit	$—	$1,000	$—	$1,000	$—	$—	$—	$—
Corporate debt securities	—	72,072	—	72,072	—	22,239	—	22,239
U.S. government and agency securities	—	295,778	—	295,778	—	96,451	—	96,451
Total short-term investments	—	368,850	—	368,850	—	118,690	—	118,690
Long-term investments:
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	88,938	—	88,938	—	39,018	—	39,018
U.S. government and agency securities	—	319,527	—	319,527	—	161,862	—	161,862
Total long-term investments	—	408,465	—	408,465	—	201,880	—	201,880
Other assets:
Certificates of deposit	—	—	—	—	1,220	—	—	1,220
Total other assets	—	—	—	—	1,220	—	—	1,220
Total assets measured at fair value	$—	$777,315	$—	$777,315	$1,220	$320,570	$—	$321,790
Refer to Note 6. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2015.

3. Investments
The following tables summarize the unrealized gains and losses and fair value of our investments as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	161,005	53	(48)	161,010
U.S. government and agency securities	615,087	322	(104)	615,305
Total	$777,092	$375	$(152)	$777,315

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	61,299	16	(58)	61,257
U.S. government and agency securities	258,376	45	(108)	258,313
Total	$320,675	$61	$(166)	$320,570
The following tables present our investments that were in an unrealized loss position as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$77,534	$(48)	$—	$—	$77,534	$(48)
U.S. government and agency securities	181,639	(104)	—	—	181,639	(104)
Total	$259,173	$(152)	$—	$—	$259,173	$(152)

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$43,868	$(58)	$—	$—	$43,868	$(58)
U.S. government and agency securities	142,490	(108)	—	—	142,490	(108)
Total	$186,358	$(166)	$—	$—	$186,358	$(166)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at April 30, 2015.
The following table summarizes the amortized cost and fair value of our investments as of April 30, 2015, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$368,766	$368,850
Due between one and three years	408,326	408,465
Total	$777,092	$777,315

4. Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015			July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$42,100	$(5,974)	$36,126	$34,500	$(1,643)	$32,857
Acquired intellectual property	8,156	(1,645)	6,511	6,546	(958)	5,588
In-process research and development held for defensive purposes	1,900	(844)	1,056	1,900	(370)	1,530
Other	500	(308)	192	500	(120)	380
Total intangible assets with finite lives	52,656	(8,771)	43,885	43,446	(3,091)	40,355
In-process research and development with indefinite lives	—	—	—	7,600	—	7,600
Total purchased intangible assets	$52,656	$(8,771)	$43,885	$51,046	$(3,091)	$47,955
We recognized amortization expense of $1,971,000 and $5,680,000 for the three and nine months ended April 30, 2015, respectively, and $820,000 and $1,245,000 for the three and nine months ended April 30, 2014, respectively. Our in-process research and development acquired from Cyvera Ltd. (“Cyvera”) in April 2014 was transferred to developed technology during the three months ended October 31, 2014 and is being amortized over its estimated useful life of seven years.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of April 30, 2015 (in thousands):

	Fiscal Years Ending July 31,
	Remaining 2015	2016	2017	2018	2019	2020 and Thereafter
Developed technology	$1,502	$6,014	$6,014	$6,014	$6,014	$10,568
Acquired intellectual property	245	947	853	617	511	3,338
In-process research and development held for defensive purposes	159	633	264	—	—	—
Other	62	130	—	—	—	—
Total future amortization expense	$1,968	$7,724	$7,131	$6,631	$6,525	$13,906
5. Other Financial Information
The following table presents details of our other assets as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015	July 31, 2014
Intellectual property licenses	$41,310	$46,997
Deferred tax charge	29,009	—
Debt issuance costs	—	12,332
Other assets	6,306	7,199
Total other assets	$76,625	$66,528
In December 2014, we reorganized our corporate structure to more closely align with the global nature of our business. As a result, we recorded a deferred tax charge in other assets in our condensed consolidated balance sheets. This amount is being amortized on a straight-line basis over approximately six years as a component of provision for income taxes in our condensed consolidated statements of operations.

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
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes was recorded in additional paid-in capital in our condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
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
During the fiscal quarter ended April 30, 2015, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 of the last 30 consecutive trading days of such quarter. As a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2015. Accordingly, as of April 30, 2015, we reclassified the net carrying amount of the Notes and related debt issuance costs to current liabilities and current assets, respectively, in our condensed consolidated balance sheets. We also reclassified a portion of the equity component representing the conversion option to temporary equity in our condensed consolidated balance sheets. The amount reclassified to temporary equity was measured as the difference between the principal and net carrying amount of the Notes as of April 30, 2015.

The following table sets forth the components of the Notes as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30, 2015	July 31, 2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	93,040	108,125
Net carrying amount	$481,960	$466,875
The total estimated fair value of the Notes was $836,987,000 and $587,087,000 at April 30, 2015 and July 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2015 and July 31, 2014 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of April 30, 2015, the if-converted value of the Notes exceeded its principal amount by $188,879,000.
The following table sets forth interest expense recognized related to the Notes for the three and nine months ended April 30, 2015 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	April 30, 2015
Amortization of debt issuance costs	$522	$1,524
Amortization of debt discount	5,088	15,085
Total interest expense recognized	$5,610	$16,609

Effective interest rate of the liability component	4.8%	4.8%
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

The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of April 30, 2015 (in thousands):

Amount
Fiscal years ending July 31:
Remaining 2015	$4,344
2016	17,818
2017	16,467
2018	13,339
2019	11,056
2020 and thereafter	43,196
Committed gross lease payments	106,220
Less: proceeds from sublease rental	8,939
Net operating lease obligation	$97,281
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next twelve months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of April 30, 2015, we had $41,772,000 of open orders.
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2015, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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

Settlement, Release and Cross-License Agreement with Juniper
On May 27, 2014, we entered into the settlement agreement with Juniper, whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we agreed to pay Juniper a one-time settlement amount comprised of $75,000,000 in cash, 1,081,000 shares of our common stock, and a warrant to purchase 463,000 shares of our common stock, in exchange for the following:

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
We accounted for the settlement agreement as a multiple-element arrangement and allocated the fair value of the consideration as of the settlement date to the identifiable elements based on their estimated fair values. Of the total settlement amount, $61,300,000 was allocated to the licensing of intellectual property, $54,300,000 was allocated to the mutual dismissal of claims, and the remaining amount was allocated to the mutual covenant not to sue. The mutual dismissal of claims and the mutual covenant not to sue have no identifiable future benefit, and as a result we recorded a settlement charge within legal settlement expense in our condensed consolidated statement of operations during the three months ended April 30, 2014. The licensing of intellectual property is being amortized to cost of product revenue in our condensed consolidated statements of operations over the estimated period of benefit of five years.
9. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	5,830	$13.02	7.0	$395,507
Options granted	—	—
Options forfeited	(51)	17.57
Options exercised	(1,953)	11.85
Balance—April 30, 2015	3,826	$13.56	6.4	$513,296
Options vested and expected to vest—April 30, 2015	3,792	$13.50	6.4	$508,962
Options exercisable—April 30, 2015	2,748	$11.67	6.2	$373,865

Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	6,046	$59.84	1.4	$488,880
RSUs granted	3,459	110.53
RSUs vested	(1,885)	56.59
RSUs forfeited	(370)	67.64
Balance—April 30, 2015	7,250	$84.47	1.3	$1,070,970
RSUs vested and expected to vest—April 30, 2015	6,610	$83.99	1.3	$976,429
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Cost of product revenue	$1,031	$417	$2,735	$1,001
Cost of services revenue	5,587	2,739	14,222	6,310
Research and development	19,821	8,666	52,810	17,825
Sales and marketing	22,168	12,372	59,694	29,050
General and administrative	11,627	3,798	26,129	12,601
Total	$60,234	$27,992	$155,590	$66,787
At April 30, 2015, total compensation cost related to unvested share-based awards not yet recognized was $510,411,000, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years.
10. Income Taxes
Our provision for income taxes for the three and nine months ended April 30, 2015 reflects an effective tax rate of negative 8.3% and negative 3.5%, respectively. Our effective tax rate for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision consist of foreign income, foreign withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charge. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed due to a shift in geographical mix of income and amortization of our deferred tax charge.
Our provision for income taxes for the three and nine months ended April 30, 2014 reflects an effective tax rate of negative 0.9% and negative 2.7%, respectively. Our effective tax rates for these periods were negative due to the fact that we recorded a provision for income taxes on year to date losses. The key components of our income tax provision, and the related effective tax rate, consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and foreign withholding taxes.
In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively extends the federal research and development credit, bonus depreciation, and other corporate tax incentives through December 31, 2014. The benefit from income tax derived from this for the fiscal year ending July 31, 2015 is dependent on actual results for the year.
As of April 30, 2015, we had $57,573,000 of unrecognized tax benefits, $4,888,000 of which would affect income tax expense if recognized, after consideration of our valuation allowance in the U.S. and other assets. The increase in unrecognized tax benefits since July 31, 2014 relates to positions taken in the current year. As of April 30, 2015, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
11. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net loss	$(45,935)	$(146,587)	$(119,011)	$(194,394)
Weighted-average shares used to compute net loss per share, basic and diluted	82,320	74,967	80,828	73,127
Net loss per share, basic and diluted	$(0.56)	$(1.96)	$(1.47)	$(2.66)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in thousands):

	April 30,
	2015	2014
Options to purchase common stock	3,826	6,596
RSUs	7,250	5,310
ESPP shares	28	41
Convertible senior notes	5,214	—
Warrants related to the issuance of convertible senior notes	5,214	—
Total	21,532	11,947
12. Subsequent Event
In May 2015, we completed our acquisition of CirroSecure, Inc., a privately-held cybersecurity company, in exchange for total consideration of approximately $18,000,000. The acquisition expands the functionality of our enterprise security platform by providing additional security for SaaS applications. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of fiscal 2015.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our generally accepted accounting principles (GAAP) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Financial Overview. A discussion of the nature and trends of components of our financial results.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended April 30, 2015 to the three and nine months ended April 30, 2014.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of April 30, 2015, including expected payment schedule.

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
We continue to invest in innovation and strengthening our product portfolio and in September 2014, announced the availability of Traps, our Advanced Endpoint Protection offering designed to prevent sophisticated cyber attacks on endpoints. We anticipate billings (non-GAAP) from Traps will continue to ramp through the end of fiscal 2015 with a more meaningful revenue contribution in fiscal 2016.
As of April 30, 2015, we had sold to more than 24,000 end-customers in over 140 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. Also, during the nine months ended April 30, 2015, our headcount increased by 595 to 2,317 employees.
For the third quarter of fiscal 2015 and 2014, revenues were $234.2 million and $150.7 million, respectively, representing year over year growth of 55.4%. All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 71.3% to $54.8 million, followed by support and maintenance services, which grew 67.3% to $57.8 million, and product, which grew 44.5% to $121.5 million. Revenue growth reflected rapid adoption of our Next-Generation Firewall and related support and maintenance, as well as increasing momentum in our subscription services business. We believe the growth was also driven by increased security spending by customers, as security continues to be a critical business imperative for every business in the world.
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

	April 30, 2015	July 31, 2014
	(in thousands)
Total deferred revenue	$603,890	$422,578
Cash, cash equivalents, and investments	$1,231,438	$974,382

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$234,172	$150,700	$644,173	$419,948
Year over year percentage increase	55.4%	48.8%	53.4%	48.0%
Gross margin percentage	72.5%	73.6%	72.5%	73.6%
Operating loss	$(36,724)	$(145,732)	$(99,003)	$(189,899)
Operating margin percentage	(15.7)%	(96.7)%	(15.4)%	(45.2)%
Billings (non-GAAP)	$302,219	$193,890	$825,485	$538,499
Cash flow provided by operating activities			$238,979	$114,556
Free cash flow (non-GAAP)			$217,117	$83,177

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

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Free cash flow (non-GAAP):
Cash flow provided by operating activities	$238,979	$114,556
Less: purchases of property, equipment, and other assets	21,862	31,379
Free cash flow (non-GAAP)	$217,117	$83,177
Net cash used in investing activities	$(480,535)	$(229,306)
Net cash provided by financing activities	$41,867	$38,926

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Billings (non-GAAP):
Total revenue	$234,172	$150,700	$644,173	$419,948
Add: change in total deferred revenue, net of acquired deferred revenue	68,047	43,190	181,312	118,551
Billings (non-GAAP)	$302,219	$193,890	$825,485	$538,499
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

Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, bonuses, and share-based compensation associated with our operations and global customer support organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount, as well as amortization of intellectual property licenses and intangible assets.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and legal settlement expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. We expect operating expenses to increase in absolute dollars, and decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2015, we expect to recognize approximately $510.4 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
Legal Settlement. Legal settlement expense consists of charges related to the Settlement, Release and Cross-License Agreement (the “Settlement Agreement”) with Juniper Networks, Inc. (“Juniper”) and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc. (“Fortinet”). Refer to the discussion under Note 8. Legal Settlement of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to these matters.

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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charge. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.
During the second quarter of fiscal 2015, we recorded a deferred tax charge of $36.7 million. The current portion of the deferred tax charge is included in prepaid expenses and other current assets and the remainder in other assets in our condensed consolidated balance sheets. The deferred tax charge is being amortized on a straight-line basis over approximately six years as a component of provision for income taxes.
Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(dollars in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$121,524	$84,128	$338,621	$240,436
Services	112,648	66,572	305,552	179,512
Total revenue	234,172	150,700	644,173	419,948
Cost of revenue:
Product	32,851	20,425	92,632	58,600
Services	31,544	19,285	84,549	52,421
Total cost of revenue	64,395	39,710	177,181	111,021
Total gross profit	169,777	110,990	466,992	308,927
Operating expenses:
Research and development	48,486	27,837	132,739	71,983
Sales and marketing	131,026	83,995	360,267	228,095
General and administrative	26,989	23,717	72,989	57,575
Legal settlement	—	121,173	—	141,173
Total operating expenses	206,501	256,722	565,995	498,826
Operating loss	(36,724)	(145,732)	(99,003)	(189,899)
Interest expense	(5,631)	(13)	(16,659)	(35)
Other income (expense), net	(55)	430	630	665
Loss before income taxes	(42,410)	(145,315)	(115,032)	(189,269)
Provision for income taxes	3,525	1,272	3,979	5,125
Net loss	$(45,935)	$(146,587)	$(119,011)	$(194,394)

Number of employees at period end			2,317	1,556

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(as a percentage of revenue)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	51.9%	55.8%	52.6%	57.3%
Services	48.1%	44.2%	47.4%	42.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	14.0%	13.6%	14.4%	14.0%
Services	13.5%	12.8%	13.1%	12.4%
Total cost of revenue	27.5%	26.4%	27.5%	26.4%
Total gross profit	72.5%	73.6%	72.5%	73.6%
Operating expenses:
Research and development	20.7%	18.5%	20.6%	17.1%
Sales and marketing	56.0%	55.7%	55.9%	54.3%
General and administrative	11.5%	15.7%	11.4%	13.8%
Legal settlement	—%	80.4%	—%	33.6%
Total operating expenses	88.2%	170.3%	87.9%	118.8%
Operating loss	(15.7)%	(96.7)%	(15.4)%	(45.2)%
Interest expense	(2.4)%	—%	(2.6)%	—%
Other income (expense), net	—%	0.3%	0.1%	0.1%
Loss before income taxes	(18.1)%	(96.4)%	(17.9)%	(45.1)%
Provision for income taxes	1.5%	0.9%	0.6%	1.2%
Net loss	(19.6)%	(97.3)%	(18.5)%	(46.3)%

Comparison of the Three and Nine Month Periods Ended April 30, 2015 and 2014
Revenue

	Three Months Ended April 30,				Nine Months Ended April 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$121,524	$84,128	$37,396	44.5%	$338,621	$240,436	$98,185	40.8%
Services
Subscription	54,832	32,005	22,827	71.3%	148,606	85,619	62,987	73.6%
Support and maintenance	57,816	34,567	23,249	67.3%	156,946	93,893	63,053	67.2%
Total services	112,648	66,572	46,076	69.2%	305,552	179,512	126,040	70.2%
Total revenue	$234,172	$150,700	$83,472	55.4%	$644,173	$419,948	$224,225	53.4%
Revenue by geographic theater:
Americas	$157,725	$98,689	$59,036	59.8%	$436,660	$275,724	$160,936	58.4%
EMEA	45,852	32,326	13,526	41.8%	129,156	89,299	39,857	44.6%
APAC	30,595	19,685	10,910	55.4%	78,357	54,925	23,432	42.7%
Total revenue	$234,172	$150,700	$83,472	55.4%	$644,173	$419,948	$224,225	53.4%
Product revenue increased $37.4 million, or 44.5%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Product revenue increased $98.2 million, or 40.8%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The increases in both periods were driven by increased demand, including broader adoption of our PA-7050 firewall. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $46.1 million, or 69.2%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Services revenue increased $126.0 million, or 70.2%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The increases in both periods were due to increased sales to new and existing end-customers. The relative increases in subscription revenue and support and maintenance revenue will fluctuate over time, depending on the mix of services revenue and the introduction of new subscription offerings. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				Nine Months Ended April 30,
	2015		2014		2015		2014
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Product	$32,851		$20,425		$92,632		$58,600
Services	31,544		19,285		84,549		52,421
Total cost of revenue	$64,395		$39,710		$177,181		$111,021
Includes share-based compensation of:
Product	$1,031		$417		$2,735		$1,001
Services	5,587		2,739		14,222		6,310
Total share-based compensation included in cost of revenue	$6,618		$3,156		$16,957		$7,311
Gross profit:
Product	$88,673	73.0%	$63,703	75.7%	$245,989	72.6%	$181,836	75.6%
Services	81,104	72.0%	47,287	71.0%	221,003	72.3%	127,091	70.8%
Total gross profit	$169,777	72.5%	$110,990	73.6%	$466,992	72.5%	$308,927	73.6%
Product cost increased $12.4 million, or 60.8%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to an increase in product unit volume, as well as amortization of intellectual property licenses of $3.1 million.
Product cost increased $34.0 million, or 58.1%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 due to an increase in product unit volume, as well as amortization of intellectual property licenses of $9.2 million.
Services cost increased $12.3 million, or 63.6%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to increases in personnel costs of $6.3 million related to increasing our headcount, third party professional services costs of $1.7 million to expand our customer service capabilities to support our growing installed end-customer base, allocated costs of $1.6 million, and amortization of acquired intangible assets of $1.1 million.
Services cost increased $32.1 million, or 61.3%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 due to increases in personnel costs of $17.2 million related to increasing our headcount, amortization of acquired intangible assets of $3.9 million, allocated costs of $3.7 million, and third party professional services costs of $3.1 million to expand our customer service capabilities to support our growing installed end-customer base.
Gross margin decreased 110 basis points for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The decrease of 270 basis points in product margin was due to amortization of intellectual property licenses. The increase of 100 basis points in services margin was due to contributions from our higher margin subscription services, partially offset by a 70 basis points decrease due to amortization of purchased intangible assets.
Gross margin decreased 110 basis points for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. The decrease of 300 basis points in product margin was due to amortization of intellectual property licenses. The increase of 150 basis points in services margin was due to contributions from our higher margin subscription services, partially offset by a 120 basis points decrease due to amortization of purchased intangible assets.

Operating Expenses

	Three Months Ended April 30,				Nine Months Ended April 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$48,486	$27,837	$20,649	74.2%	$132,739	$71,983	$60,756	84.4%
Sales and marketing	131,026	83,995	47,031	56.0%	360,267	228,095	132,172	57.9%
General and administrative	26,989	23,717	3,272	13.8%	72,989	57,575	15,414	26.8%
Legal settlement	—	121,173	(121,173)	(100.0)%	—	141,173	(141,173)	(100.0)%
Total operating expenses	$206,501	$256,722	$(50,221)	(19.6)%	$565,995	$498,826	$67,169	13.5%
Includes share-based compensation of:
Research and development	$19,821	$8,666	$11,155	128.7%	$52,810	$17,825	$34,985	196.3%
Sales and marketing	22,168	12,372	9,796	79.2%	59,694	29,050	30,644	105.5%
General and administrative	11,627	3,798	7,829	206.1%	26,129	12,601	13,528	107.4%
Total share-based compensation included in operating expenses	$53,616	$24,836	$28,780	115.9%	$138,633	$59,476	$79,157	133.1%
Research and development expense increased $20.6 million, or 74.2%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, due to an increase in personnel costs of $17.7 million, largely due to an increase in headcount, and an increase in allocated costs of $2.1 million.
Research and development expense increased $60.8 million, or 84.4%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, due to an increase in personnel costs of $53.7 million, largely due to an increase in headcount, and an increase in allocated costs of $4.7 million.
Sales and marketing expense increased $47.0 million, or 56.0%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, due to an increase in personnel costs of $34.9 million, largely due to an increase in headcount, an increase in allocated costs of $4.6 million, an increase in demand generation activities, trade shows, and other marketing activities of $2.7 million, and an increase in travel and entertainment costs of $2.2 million.
Sales and marketing expense increased $132.2 million, or 57.9%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, due to an increase in personnel costs of $93.9 million, largely due to an increase in headcount, an increase in allocated costs of $10.9 million, an increase in demand generation activities, trade shows, and other marketing activities of $10.6 million, and an increase in travel and entertainment costs of $7.4 million.
General and administrative expense increased $3.3 million, or 13.8%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, due to an increase in personnel costs of $9.8 million, largely due to an increase in headcount. The increase was partially offset by a decrease in professional services costs due to the recognition of expenses related to the intellectual property litigation with Juniper of $4.7 million and expenses related to our acquisition of Cyvera Ltd. (“Cyvera”) of $3.6 million in the three months ended April 30, 2014.
General and administrative expense increased $15.4 million, or 26.8%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, due to an increase in personnel costs of $20.0 million, largely due to an increase in headcount. The increase was partially offset by a decrease in professional services costs due to the recognition of expenses related to the intellectual property litigation with Juniper of $9.3 million and expenses related to our acquisitions of Cyvera and Morta Security, Inc. (“Morta”) of $4.0 million in the nine months ended April 30, 2014.
Legal settlement expense decreased $121.2 million for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to the recognition of an expense of $121.2 million for the Settlement Agreement with Juniper in the three months ended April 30, 2014.

Legal settlement expense decreased $141.2 million for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 due to the recognition of an expense of $121.2 million for the Settlement Agreement with Juniper and $20.0 million for the Mutual Covenant Not to Sue and Release Agreement with Fortinet in the nine months ended April 30, 2014.
Interest Expense

	Three Months Ended April 30,				Nine Months Ended April 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest expense	$5,631	$13	$5,618	NM	$16,659	$35	$16,624	NM
Interest expense increased $5.6 million and $16.6 million for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014, respectively, due to the amortization of the debt discount and debt issuance costs related to the Notes. This interest expense is non-cash and will range from $22.3 million to $25.7 million per year through fiscal 2019.
Provision for Income Taxes

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(dollars in thousands)
Provision for income taxes	$3,525	$1,272	$3,979	$5,125
Effective tax rate	(8.3)%	(0.9)%	(3.5)%	(2.7)%
We recorded an income tax provision for the three and nine months ended April 30, 2015 due to federal, state, and foreign income taxes, foreign withholding taxes, and amortization of our deferred tax charge. The provision for income taxes changed for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014 due to a shift in geographical mix of income and amortization of our deferred tax charge.
Liquidity and Capital Resources

	April 30, 2015	July 31, 2014
	(in thousands)
Working capital	$96,502	$610,155
Cash, cash equivalents, and investments:
Cash and cash equivalents	$454,123	$653,812
Investments	777,315	320,570
Total cash, cash equivalents, and investments	$1,231,438	$974,382
At April 30, 2015, our cash, cash equivalents, and investments of $1.2 billion were held for general corporate purposes, of which approximately $208.0 million was held outside the United States. Our current plans do not include repatriating these funds. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
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

During the fiscal quarter ended April 30, 2015, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 of the last 30 consecutive trading days of such quarter. As a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2015. Accordingly, as of April 30, 2015, we reclassified the net carrying amount of the Notes and related debt issuance costs to current liabilities and current assets, respectively, in our condensed consolidated balance sheets. Refer to Note 6. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
The following table summarizes our cash flows for the nine months ended April 30, 2015 and 2014.

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$238,979	$114,556
Cash used in investing activities	(480,535)	(229,306)
Cash provided by financing activities	41,867	38,926
Net decrease in cash and cash equivalents	$(199,689)	$(75,824)
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
Cash provided by operating activities during the nine months ended April 30, 2015 was $239.0 million, an increase of $124.4 million compared to the nine months ended April 30, 2014. The increase was due to growth of our business and changes in our assets and liabilities during the nine months ended April 30, 2015. In addition, during the second quarter of fiscal 2014, we made a payment of $20.0 million for the Mutual Covenant Not to Sue and Release Agreement with Fortinet.
Changes in assets and liabilities during the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 include an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue. In addition, during the second quarter of fiscal 2015, we made a tax payment of $12.8 million in connection with an intercompany transfer of intellectual property.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2015 was $480.5 million, an increase of $251.2 million as compared to the nine months ended April 30, 2014. The increase was due to higher net purchases of available-for-sale investments during the nine months ended April 30, 2015, partially offset by payments related to our acquisitions during the nine months ended April 30, 2014.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the nine months ended April 30, 2015 was $41.9 million, an increase of $2.9 million as compared to the nine months ended April 30, 2014. The increase was due to higher proceeds from the sale of shares through employee equity incentive plans during the nine months ended April 30, 2015.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of April 30, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
0.0% Convertible Senior Notes due 2019 (1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations (2) (3)	106,220	17,760	31,520	21,867	35,073
Purchase obligations (4)	41,772	41,772	—	—	—
Total (5)	$722,992	$59,532	$31,520	$596,867	$35,073
______________

(1)
As of April 30, 2015, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2015. Refer to Note 6. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Consists of contractual obligations from our non-cancelable operating leases.

(3)	Excludes proceeds from contractual sublease of $8.9 million, which consists of $3.0 million to be received in less than one year and $5.9 million to be received in one to three years.

(4)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(5)
No amounts related to Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 740-10, Income Taxes, are included. As of April 30, 2015, we had approximately $37.4 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
Through April 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of the second quarter of fiscal 2015 to the end of the third quarter of fiscal 2015, our headcount increased from 2,083 to 2,317 employees, and our number of end-customers increased from more than 22,500 to over 24,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, including employees we acquired in connection with our acquisitions of Cyvera Ltd. (“Cyvera”) and CirroSecure, Inc. (“CirroSecure”). Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
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

•
future accounting pronouncements or changes in our accounting policies, including the potential impact of the adoption and implementation of the Financial Accounting Standards Board’s (FASB) new standard regarding revenue recognition;

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
We have recently experienced revenue growth rates of 53% and 48% in the nine months ended April 30, 2015 and nine months ended April 30, 2014, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $119.0 million in the first three quarters of fiscal 2015, $226.5 million in fiscal 2014, and $29.2 million in fiscal 2013. As a result, we had an accumulated deficit of $454.7 million at April 30, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee, Inc. and Stonesoft Oyj, Cisco's acquisition of SourceFire, Inc., and FireEye's acquisitions of Mandiant Corporation and nPulse Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing enterprise security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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
We depend on third-party manufacturers, primarily Flextronics International Ltd. (“Flextronics”), our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. In addition, while the majority of our products are manufactured by our contract manufacturers at facilities located in the United States, any growth or expansion of such manufacturing at facilities in foreign countries may subject us to additional risks associated with complying with local rules and regulations. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflict minerals. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such customers may choose not to purchase our products, which could adversely impact sales of our products. In addition, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Services revenue accounts for a significant portion of our revenue, comprising 47% of total revenue in the nine months ended April 30, 2015 and 43% of total revenue in the nine months ended April 30, 2014. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
For the nine months ended April 30, 2015, three channel partners represented 71% of our total revenue, and as of April 30, 2015, three channel partners represented 77% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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

Our ability to sell our products is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and services, our sales, and our operating results.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc., in April 2014, we acquired Cyvera, and in May 2015, we acquired CirroSecure, all of which were cybersecurity companies. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, operating results, and financial condition.

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
In addition, although we have settled our litigation with Juniper, there is no guarantee that future claims of infringement will not arise between us and Juniper or other third parties. Under the settlement agreement with Juniper, the parties agreed to a mutual dismissal of all pending litigation, a cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. We also agreed to pay Juniper a one-time settlement amount consisting of $75.0 million in cash, 1,080,747 shares of our common stock, and a warrant to purchase 463,177 shares of our common stock. After the eight-year covenant not to sue period, Juniper could file additional lawsuits against us, asserting patent infringement for other patents that are not subject to the cross-license.

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
As of April 30, 2015, our goodwill and intangible assets were $199.3 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our results of operations.
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, income taxes, and, with respect to business combinations, determining purchase price allocation and estimating the fair value of assets acquired and liabilities assumed.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (EU) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our products to our end-customers outside of the United States, leading to delays in the purchase of our products and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
Under GAAP, we must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. GAAP further requires the equity component of the Notes to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as a debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes.
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
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $158.24 to $39.08, through May 18, 2015. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock as a result of the existence of the Notes. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results, and financial condition.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the sale of the Notes, we entered into convertible note hedge transactions with certain counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of any converted Notes, as the case may be. The warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants unless, subject to certain conditions, we elect to cash settle the warrants.
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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2015, we had approximately 83,599,000 shares of our common stock outstanding.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2015

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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