Form 10-K
period 2015-07-31
Palo Alto Networks Inc
filed 2015-09-17
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $9,283,109,783 as of the end of the Registrant's second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on January 31, 2015). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On September 1, 2015, 85,008,892 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant's annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended July 31, 2015.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•
trends in and expectations regarding revenue (including our revenue mix), costs of revenue, gross margin, cash flows, interest expense, and operating expenses, including future share-based compensation expense;

•	our expectation that we will continue to grow our installed end-customer base;

•	our expectations regarding future investments in research and development, customer support, and in our sales force, including expectations regarding growth in our sales headcount;

•	our expectation that we will continue to expand internationally;

•	the availability of our AutoFocus and Aperture subscription offerings;

•	our expectation that we will continue to introduce new subscriptions, renew existing contracts, and increase sales to our existing customer base;

•	seasonal trends in our results of operations;

•	our expectation that we will expand our facilities or add new facilities as we add employees and enter new geographic markets;

•	the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;

•	future investments in product development, services, or technologies; and

•	our ability to grow our installed end-customer base.
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
General
We have pioneered the next-generation of security with our innovative platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches in real-time that stem from targeted cyber attacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications, at the user level, at all times, and at the full speed of the network in order to control usage, content, risks, and cyber threats. We believe our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security infrastructure and eliminating the need for multiple, stand-alone security appliances and software products.
Our security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints and servers. Our Threat Intelligence Cloud provides central intelligence capabilities, security for software as a service (SaaS) applications, and automated delivery of preventative measures against cyber attacks.
We sell our platform through a direct touch, channel fulfilled sales model. The network-based element of our platform is delivered in the form of a physical or virtual appliance and includes a suite of subscription services. The cyber attack prevention capabilities of our platform are delivered in the form of subscription services that can be used either in the public cloud or in a private cloud using a dedicated appliance. Our subscription services can be easily activated on any of our appliances without requiring additional hardware or processing resources, thereby providing a seamless implementation path for our end-customers.
We were incorporated in 2005 as Palo Alto Networks, Inc., a Delaware corporation. Our principal executive offices are located in Santa Clara, California.
Products and Services
Firewall Appliances. All of our firewall appliances incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across the entire product line. These features include: App-ID, User-ID, site-to-site VPN, remote access Secure Sockets Layer (SSL) VPN, and Quality-of-Service (QoS). We classify our appliances based on throughput. Our firewall appliances come in a physical form factor, as well as in a virtual form factor that is available for virtualization platforms from VMware, Inc. (“VMware”), Citrix Systems, Inc., and Amazon.com, Inc. (“Amazon”).
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

•
GlobalProtect Subscription. This appliance-based service provides protection for mobile users of both traditional laptop devices and mobile devices. It expands the boundaries of the physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Windows and Apple laptops as well as mobile devices, such as Android phones and tablets and Apple iPhones and iPads, will stay connected to the corporate network whenever they are on a network of any kind. As a result, they are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.

•
WildFire Subscription. This cloud-based or appliance-based service provides protection against targeted malware and advanced persistent threats. This service provides a near real-time analysis engine for detecting previously unseen malware. The core component of this service is a sandbox environment that can operate on an end-customers’ private cloud or our public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, preventive measures are automatically generated and delivered to all devices that subscribe to the service. By providing this as a cloud-based service, all of our end-customers benefit from malware found on any network.

•
Traps Subscription. This service provides protection for Windows-based fixed and virtual endpoints and servers. It protects against cyber attacks that aim to exploit software vulnerabilities through its unique capability of stopping the underlying exploit techniques and can prevent cyber attacks without relying on prior knowledge of the attack. Through its integration with WildFire, it is also capable of preventing cyber attacks that rely on malware.

•
AutoFocus Subscription. This cloud-based service, which we expect to be generally available in fiscal 2016, provides threat intelligence capabilities to our end-customers’ security operations teams. Indicators of compromise and anomalies that occur on an end-customer’s network can be correlated with similar data that has been centrally collected by us in our Threat Intelligence Cloud from among all our participating end-customers. This offers our end-customers priority alerts, deep attack context, and high-fidelity threat intelligence across millions of malware samples and tens of billions of file artifacts.

•
Aperture Subscription. This cloud-based service, which we expect to be generally available in fiscal 2016, provides content control for IT-sanctioned SaaS applications that are used to store and share end-customer’s data. It offers end-customers the capability to safely use these SaaS applications and avert risks associated with improper sharing of confidential data.

Support and Maintenance. We offer Standard Support, Premium Support, and 4-hour Premium Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (ASC) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Technical Account Management (TAM) service that provides dedicated support for end-customers with unique or complex support requirements. We offer our end-customers ongoing maintenance services for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Professional Services. Professional services are primarily delivered through our authorized channel partners and include on-location, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include application traffic management, solution design and planning, configuration, and firewall migration. Our education services provide online and classroom-style training and are also primarily delivered through our authorized partners.
Major Product Development Projects
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings and announcements during fiscal 2015. These new product offerings include: Traps, our Advanced Endpoint Protection service; the PA-3060 appliance, which is aimed at mid-sized data centers; the M-500 management appliance, which is aimed at data centers and large enterprise deployments; and the AutoFocus cyber threat intelligence service, which provides prioritized actionable intelligence on targeted cyber attacks and is expected to be generally available in fiscal 2016. In fiscal 2015, we also acquired CirroSecure, Inc. (“CirroSecure”), which expands the functionality of our platform by providing additional security for SaaS applications and will be the foundation for a new subscription service called Aperture that we expect to be generally available in fiscal 2016. In addition, in August 2015, we released the PA-7080 appliance, which is our top-of-the-line chassis-based appliance ideally suited for service provider customers.
Technology
We combine our proprietary hardware and software architecture, PAN-OS operating system, Traps, and Threat Intelligence Cloud to provide a comprehensive security platform. The core of our platform is our Next-Generation Firewall, which integrates application visibility and control and is comprised of three identification technologies: App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative SP3 architecture.
App-ID. App-ID is our application classification engine that uses multiple identification techniques to determine the exact identity of applications traversing the network. App-ID is the foundational classification engine that provides the core traffic classification to all other functions in our platform. The App-ID classification is used to invoke other security functions.
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
App-ID consistently classifies all network traffic, including business applications, consumer applications, and network protocols, across all ports. Consequently, there is no need to perform a series of signature checks to look for an application that is thought to be on the network. App-ID continually monitors the state of the application to determine if the application changes. Our platform allows only those applications within the policy to enter the network, while all other applications are blocked.
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
Our cloud-based analysis service, called WildFire, provides a near real-time analysis engine for detecting previously unseen targeted malware. The core component of WildFire is a sandbox environment that can be deployed in a customer’s private cloud or on our public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all devices that subscribe to the WildFire service. By providing WildFire as a cloud-based service, all of our end-customers benefit from malware found on a single network.
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
SP3. SP3 is our proprietary software and hardware architecture that is comprised of two elements: single-pass software and parallel processing hardware.
Our single-pass software accomplishes two key functions in our platform. First, it performs operations once per packet. As a packet is processed, the networking functions, the policy lookup, the application identification and decoding, and the signature matching for any and all threats and content are all performed simultaneously. This significantly reduces the amount of processing required to perform multiple functions in one security device. Second, the content scanning step is stream-based and uses uniform signature matching to detect and block threats. Instead of using multiple scanning passes and file proxies, which require download prior to scanning, our single-pass software scans content once in a stream-based fashion to minimize latency. This results in very high throughput and low latency, even with all security functions active. It also offers a single, fully integrated policy, thus enabling easier management of security.
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
WildFire. WildFire is a cloud-based malware analysis environment that offers a completely new approach to cybersecurity. Through native integration with our Next-Generation Firewall, the service brings advanced threat detection and prevention to every system deployed throughout the network, automatically sharing protections with all WildFire subscribers globally.
The service offers a unified, hybrid cloud architecture deployed via either the public cloud, a private cloud appliance that maintains all data on the local network, or a combination of the two. This allows us to perform dynamic analysis of suspicious content in a cloud-based virtual environment to discover unknown threats, automatic creation and enforcement of best-in-class, content-based malware protections, and link detection in email, proactively blocking access to malicious websites.
Advanced attacks are not point-in-time events. Adversaries deliver attacks persistently, often using non-standard ports, protocols or encryption for subsequent attack stages. Like our Next-Generation Firewall, WildFire provides complete visibility into unknown threats within all traffic across thousands of applications, including Web traffic, email protocols (SMTP, IMAP, POP), and FTP, regardless of ports or encryption (SSL).
Once WildFire discovers a new threat, the service automatically generates protections across the attack lifecycle, blocking malicious files and command-and-control traffic. Uniquely, these protections are content-based, not relying on easily changed attributes such as hash, filename or URL, allowing the service to block the initial malware and future variants without any additional action or analysis. WildFire informs the protection of our other security services, blocking threats in-line through Threat Prevention (anti-malware, DNS, command-and-control), Web Security (malicious URLs in PAN-DB), and GlobalProtect (anti-malware for mobile devices).
PAN-OS Operating System. The PAN-OS operating system provides the foundation for our security platform and contains App-ID, User-ID, and Content-ID. PAN-OS performs the core functions of our platform while also providing the networking, security, and management functions needed for implementation. The PAN-OS networking functions include dynamic routing, switching, high availability, and VPN support, which enables deployment into a broad range of networking environments.
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
PAN-OS also includes attack protection capabilities, such as blocking invalid or malformed packets, IP defragmentation, Transmission Control Protocol (TCP) reassembly, and network traffic normalization. PAN-OS eliminates invalid and malformed packets, while TCP reassembly and IP defragmentation is performed to ensure the utmost accuracy and protection despite any attack evasion techniques.
Traps. Traps is an Advanced Endpoint Protection product that prevents advanced attacks originating from either exploits or malicious executables before any malicious activity can successfully run, regardless of software patches in place. If an attack attempt is made, Traps will immediately block the technique or techniques, terminate the process, and notify both the user and the administrator that an attack was thwarted. Whenever a block does occur, Traps will collect detailed forensics, including the offending process, the memory state when it was prevented, and many other details that are reported to the Endpoint Security Manager (ESM).
The Traps agent injects itself into each process as it is started. When an attacker attempts to exploit a software vulnerability, the Traps protection modules cause the exploit attempt to fail because Traps has already made the process impervious to those techniques. When the attempt is prevented, the Traps agent kills the process and reports all of the details to the ESM.
Traps policy is configured to protect over 100 processes – each one with dozens of proprietary EPMs. However, unlike other products, Traps is not limited to protecting only those processes or applications. Our customers use Traps to protect all manner of processes and applications by simply adding them to the policy configuration. Processes that have been run on the endpoint automatically show up in the ESM console, making it easy to protect those processes with the click of a button. This is especially useful for those customers running industry-specific applications. Traps can protect point-of-sale (POS) systems, ATM machines, SCADA, and any other applications from exploitation.

Certifications. Many of our products have been awarded Federal Information Processing Standard (FIPS) 140-2 Level 2, Common Criteria/National Information Assurance Partnership (NIAP) Evaluation Assurance Level (EAL) 2, Common Criteria/NIAP EAL4+, Network Equipment-Building System (NEBS), and ICSA Firewall certifications.
Intellectual Property
We continue to grow our patent portfolio and own intellectual property (IP) and related IP rights around the world that relate to our products, services, research and development, and other activities, and our success depends in part upon our ability to protect our core technology and IP. We file patent applications to protect our IP and believe that the duration of our issued patents is sufficient when considering the expected lives of our products.
We actively seek to protect our global IP rights and to deter unauthorized use of our IP by controlling access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology, particularly in countries that provide less protection of IP rights and in the absence of harmonized international IP standards.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the enterprise security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, or our end-customers, which our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. In addition, based on our greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors—Claims by others that we infringe their proprietary technology or other rights could harm our business” and “Legal Proceedings” below for additional information.
Customers
We primarily sell our products and services to end-customers through our channel partners and infrequently directly to end-customers. In addition, customers can also buy our VM-Series virtual firewalls directly from Amazon’s AWS (Amazon Web Services) Marketplace under a usage-based licensing model. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscription services, depending on size, security needs and requirements, and network complexity. As of July 31, 2015, we had shipped our products to over 26,000 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2015, 2014, or 2013.
Backlog
Orders for services for multiple years are billed upfront shortly after fulfillment of an order and are included in deferred revenue. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. The majority of our product revenue comes from orders that are received and shipped in the same quarter. As such, we do not believe that our product backlog at any particular time is meaningful and it is not necessarily indicative of our future operating results.
Seasonality
Our business is affected by seasonal fluctuations in customer spending patterns. To date, we have not seen seasonality in our operating results. While we believe our rapid growth has masked the seasonality of our business, seasonal patterns may become more pronounced over the long term with our strongest sequential growth occurring in our fiscal second and fourth quarters.
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
Channel Program. Our NextWave Partner program is focused on building in-depth relationships with a smaller number of solutions-oriented distributors and resellers that have strong security expertise. The program rewards our channel partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2015, we had more than 3,000 channel partners.
We utilize a two-tier open distribution model which is comprised of value-added distributors and value-added resellers who work together on a non-exclusive basis to market our platform, identify and close sales opportunities, and provide pre-sales and post-sales services to our end-customers. Sales are subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2015, 71% of our total revenue was derived from sales to three channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform and driving pipeline and end-customer demand. The marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every year we organize our end-customer conference “Ignite.” We publish major market research papers such as the “Application Usage and Threat Report,” which are based on the application and cyber threat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
Manufacturing
We outsource the manufacturing of our security products to various contract manufacturers and original design manufacturers. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Our primary manufacturing partner is Flextronics International, Ltd. (“Flex”), who assembles our products using design specifications, quality assurance programs, and standards that we establish, and procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
The component parts within our products are either sourced by our contract manufacturers or by various suppliers. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing, which could increase our exposure to supply shortages or price fluctuations related to raw materials.
Research and Development
Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing products. We believe that hardware and software both are critical to expanding our leadership in the enterprise security market. Our engineering team has deep networking, endpoint, and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape.
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
We plan to continue to significantly invest in our research and development effort. Our research and development expense was $185.8 million, $104.8 million, and $62.5 million in fiscal 2015, 2014, and 2013, respectively.

Competition
We operate in the intensely competitive enterprise security market that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into four categories:

•	large networking vendors such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”) that incorporate security features in their products;

•
large companies such as Intel Corporation (“Intel”), International Business Machines (“IBM”), and Hewlett-Packard Company (“HP”) that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and FireEye, Inc. (“FireEye”), that offer a mix of network and endpoint security products; and Symantec Corporation (“Symantec”), that offers endpoint security products; and

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
Employees
As of July 31, 2015, we had 2,637 employees. Competition for qualified personnel in our industry is intense, and we believe that our future success depends in part on our continued ability to hire, motivate, and retain such personnel. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Segment and Geographic Information
Our business is geographically diversified, with 69% of our total revenue from the Americas, 19% from Europe, the Middle East, and Africa (EMEA), and 12% from Asia Pacific and Japan (APAC) in fiscal 2015. Refer to Note 15. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about segments and revenue and assets by geographic region.
Available Information
Our website is located at www.paloaltonetworks.com, and our investor relations website is located at investors.paloaltonetworks.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street,

NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We also use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and operating results could be materially adversely affected. In that case, the market price of our common stock could decline.
Risks Related to Our Business and Our Industry
Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2014 to the end of fiscal 2015, our headcount increased from 1,722 to 2,637 employees, and our number of end-customers increased from over 19,000 to over 26,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively, including employees we acquired in connection with our acquisition of CirroSecure. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
Our operating results may vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	price competition;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	changes in the mix of our products and services, including increases in multi-year subscriptions and support and maintenance;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from recent acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we have completed, or that we may undertake;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

•
insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

•	any disruption in our channel or termination of our relationships with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;

•	the cost and potential outcomes of litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•
future accounting pronouncements or changes in our accounting policies, including the potential impact of the adoption and implementation of the Financial Accounting Standards Board’s new standard regarding revenue recognition;

•	the impact on our overall effective tax rate caused by any reorganization in our corporate structure or any changes in our valuation allowance for domestic deferred assets;

•
increases or decreases in our expenses or fluctuations in our sales cycle caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar;

•
political, economic and social instability, including continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We have recently experienced revenue growth rates of 55% and 51% in fiscal 2015 and 2014, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $165.0 million, $226.5 million, and $29.2 million in fiscal 2015, 2014, and 2013, respectively. As a result, we had an accumulated deficit of $500.7 million at July 31, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers by selling additional products, to secure other areas of our end-customers’ network and endpoints, and to upsell additional subscription services. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional security products and services as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
Further, existing end-customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial contract period, which is typically one year, and we cannot accurately predict renewal rates. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, services. If our end-customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of end-customer renewals, so we may not accurately predict future renewal trends. We cannot be certain that our end-customers will renew their subscriptions. If our end-customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline.
We also depend on our installed end-customer base for future support and maintenance revenues. Our support and maintenance agreements are typically one year. If end-customers choose not to renew their support and maintenance agreements, or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may grow more slowly than expected or decline.

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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into four categories:

•	large networking vendors such as Cisco and Juniper that incorporate security features in their products;

•
large companies such as Intel, IBM, and HP that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Check Point, Fortinet, and FireEye, that offer a mix of network and endpoint security products; and Symantec, that offers endpoint security products; and

•	small and large companies that offer point solutions that compete with some of the features present in our platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
In addition, some of our larger competitors have substantially broader and more diverse product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential end-customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. Many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of Stonesoft Oyj, Cisco’s acquisition of SourceFire, Inc., and FireEye’s acquisitions of Mandiant Corporation and nPulse Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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

Furthermore, as a well-known provider of security solutions, any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation and may therefore adversely impact market acceptance of our products and could seriously harm our business or operating results.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment such as Cisco and Juniper offer, and may continue to introduce, security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.
Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of analysts, which could adversely impact our business and operating results and cause a decline in the market price of our common stock.
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
Competition for highly skilled personnel, particularly engineering personnel, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. Additionally, the industry in which we operate generally experiences high employee attrition. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.
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
We rely on third-party channel partners to sell substantially all of our products, and if these partners fail to perform, our ability to sell and distribute our products and services will be limited, and our operating results will be harmed.
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our sales channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to end-customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales, and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our operating results. In addition, any new sales channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed.
Because we depend on third-party manufacturers to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on third-party manufacturers, primarily Flex, our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. In addition, while the majority of our products are manufactured by our contract manufacturers at facilities located in the United States, any growth or expansion of such manufacturing at facilities in foreign countries may subject us to additional risks associated with complying with local rules and regulations. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflict minerals. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Our third-party manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we pay for manufacturing services could be increased on short notice. Our contract with Flex permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change contract manufacturers, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.

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
We do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end-customers or maintain stable pricing, our gross margins and operating results could be negatively impacted. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs, which would negatively impact our revenue and gross margins. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or manufacture such components, we could be forced to redesign our products and qualify new components from alternate suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.
If we are not successful in executing our strategy to increase sales of our products and services to new and existing medium and large enterprise end-customers, our operating results may suffer.
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

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;

•	more stringent requirements in our worldwide support and maintenance service contracts, including stricter support response times and penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services.
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
We rely on revenue from subscription and support and maintenance services, which may decline, and because we recognize revenue from subscriptions and support and maintenance services over the term of the relevant service period, downturns or upturns in sales of these subscription and support and maintenance services are not immediately reflected in full in our operating results.
Services revenue accounts for a significant portion of our revenue, comprising 47% and 43% of total revenue in fiscal 2015 and fiscal 2014, respectively. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional services sales in any period, as revenue from new and renewal subscription and support and maintenance contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of subscription and support and maintenance contracts would result in revenue for such contracts being recognized over longer periods of time.
Defects, errors, or vulnerabilities in our products or services or the failure of our products or services to block a virus or prevent a security breach could harm our reputation and adversely impact our operating results.
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility that were not detected before shipping the product. Additionally, defects may cause our products or services to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, as a well-known provider of security solutions, our networks, products, including cloud-based technology, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our services to effectively update end-customers’ hardware and cloud-based products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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
Our products are very complex and, despite testing prior to their release, they have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages, and divert our resources from other tasks, any one of which could materially and adversely affect our business, operating results, and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. For example, from time to time, certain of our end-customers have experienced temporary delays or interoperability issues when implementing our products in large complex global deployments where our products are required to interoperate with a complex environment of third-party products. The occurrence of hardware or software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and operating results.
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
If the enterprise security market does not continue to adopt our security platform, our sales will not grow as quickly as anticipated, and the market price of our common stock could decline.
We are seeking to disrupt the enterprise security market with our security platform. However, organizations that use legacy products and services for their security needs may believe that these products and services sufficiently achieve their purpose. Organizations may also believe that our products and services only serve the needs of a portion of the enterprise security market. Accordingly, organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security platform. If the enterprise security market does not continue to adopt our security platform, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue may not grow or may decline and the market price of our common stock could decline.
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
Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including the areas of mobility, virtualization, cloud computing, and software defined networks (SDN), our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. For example, in September 2014, we released Traps, our Advanced Endpoint Protection offering, which protects against cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual Microsoft Windows-based endpoints and servers; however, there is no assurance that this new offering will gain market acceptance. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.
To remain competitive, we must successfully manage product introductions and transitions.
Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, and enhance existing products and services. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions on our business and operating results.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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

•
greater risk of a failure of foreign employees, channel partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices;

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
For fiscal 2015, three channel partners represented 71% of our total revenue, and as of July 31, 2015, two channel partners represented 66% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, the U.S. government may require certain products purchased by it to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
If our products do not interoperate with our end-customers’ infrastructure, sales of our products and services could be negatively affected, which would harm our business.
Our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find defects in the hardware, we replace the hardware as part of our normal warranty process. If we find errors in the existing software that create problematic network configurations or settings, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products and services, and our ability to sell products and services could be adversely affected. In addition, governments and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition.
Our ability to sell our products is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and services, our sales, and our operating results.
After our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and services to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our and our channel partners’ ability to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and services will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our or our channel partners’ failure to provide and maintain high-quality support services would have a material adverse effect on our business, financial condition, and operating results.
We face risks associated with having operations and employees located in Israel.
As a result of our acquisition of Cyvera Ltd. (“Cyvera”), we have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past year. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc. (“Morta”), in April 2014, we acquired Cyvera, and in May 2015, we acquired CirroSecure, all of which were cybersecurity companies. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
In addition, although we have settled our litigation with Juniper, there is no guarantee that future claims of infringement will not arise between us and Juniper or other third parties. Under the Settlement Agreement with Juniper, the parties agreed to a mutual dismissal of all pending litigation, a cross-license of the patents in suit for the life of the patents, and an eight-year mutual covenant not to sue for infringement of any other patents. We also agreed to pay Juniper a one-time settlement amount consisting of $75.0 million in cash, 1.1 million shares of our common stock, and a warrant to purchase 0.5 million shares of our common stock. After the eight-year covenant not to sue period, Juniper could file additional lawsuits against us, asserting patent infringement for other patents that are not subject to the cross-license.
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
Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets would likely adversely affect our business, financial condition, and operating results.
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
Our financial condition and operating results could suffer if there is an impairment of goodwill or intangible assets.
As of July 31, 2015, our goodwill and intangible assets were $216.2 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our operating results.
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
We have a corporate structure aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and operating results could be adversely affected.
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities and recent guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, warranties, loss contingencies, income taxes, and, with respect to business combinations, determining purchase price allocation and estimating the fair value of assets acquired and liabilities assumed.
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
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our operating results or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results, and financial condition.
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
A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, channel partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
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
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through September 1, 2015. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2015, we had approximately 84.8 million shares of our common stock outstanding.
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
We are also subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
In addition, changing laws, regulations, and standards related to corporate governance and public disclosure, such as continued rulemaking pursuant to the Dodd-Frank Act of 2010 and related rules and regulations regarding the disclosure of conflict minerals that are mandated by the Dodd-Frank Act, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
While we were able to determine in our management's report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 300,000 square feet of space under a lease agreement that expires in July 2023, with two separate five-year options to extend the lease term. We also lease space for operations and sales personnel in locations throughout the United States and various international locations, including the Netherlands, Singapore, Israel, the United Kingdom, Japan, Australia, and France.
In May 2015, we entered into three lease agreements for an aggregate of approximately 752,000 square feet of space in Santa Clara, California to serve as our future corporate headquarters. The property is currently under construction. In August 2015, we executed an expansion notice under one of these lease agreements. Refer to Note 8. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Holders of Record
As of September 1, 2015, there were 87 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NYSE:

	High	Low
Year Ended July 31, 2014
First Quarter	$50.50	$42.04
Second Quarter	$64.92	$40.36
Third Quarter	$80.84	$57.02
Fourth Quarter	$85.78	$57.47
Year Ended July 31, 2015
First Quarter	$108.50	$76.86
Second Quarter	$130.00	$102.02
Third Quarter	$158.24	$121.31
Fourth Quarter	$200.55	$144.42
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
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during fiscal 2015 other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.
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

Company/Index	7/20/2012	7/31/2012	7/31/2013	7/31/2014	7/31/2015
Palo Alto Networks, Inc.	$100.00	$107.55	$92.11	$152.19	$349.76
NYSE Composite Index	$100.00	$101.34	$123.19	$138.23	$140.24
NYSE Arca Tech 100 Index	$100.00	$101.35	$127.39	$154.80	$171.76

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2015, 2014, and 2013 and the consolidated balance sheet data as of July 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of July 31, 2013, 2012, and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Statements of Operations Data:
Revenue:
Product	$492,658	$340,143	$243,707	$174,462	$84,800
Services	435,394	258,036	152,400	80,676	33,797
Total revenue	928,052	598,179	396,107	255,138	118,597
Cost of revenue:
Product(1)	131,094	85,503	63,412	44,615	21,766
Services(1)	120,405	74,125	46,344	25,938	10,507
Total cost of revenue	251,499	159,628	109,756	70,553	32,273
Total gross profit	676,553	438,551	286,351	184,585	86,324
Operating expenses:
Research and development(1)	185,828	104,813	62,482	38,570	21,366
Sales and marketing(1)	522,696	334,763	199,771	115,917	62,254
General and administrative(1)	101,565	73,149	42,719	26,207	13,108
Legal settlement	—	141,173	—	—	—
Total operating expenses	810,089	653,898	304,972	180,694	96,728
Operating income (loss)	(133,536)	(215,347)	(18,621)	3,891	(10,404)
Interest expense	(22,325)	(1,883)	(74)	(36)	(25)
Other income (expense), net	284	(4,930)	39	(1,056)	(1,623)
Income (loss) before income taxes	(155,577)	(222,160)	(18,656)	2,799	(12,052)
Provision for income taxes	9,405	4,292	10,590	2,062	476
Net income (loss)	$(164,982)	$(226,452)	$(29,246)	$737	$(12,528)
Net income (loss) attributable to common stockholders, basic and diluted	$(164,982)	$(226,452)	$(29,246)	$—	$(12,528)
Net income (loss) per share attributable to common stockholders, basic and diluted	$(2.02)	$(3.05)	$(0.43)	$0.00	$(0.88)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	81,619	74,291	68,682	19,569	14,201

(1)	Includes share-based compensation expense as follows:

	Year Ended July 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of product revenue	$3,858	$1,636	$765	$121	$27
Cost of services revenue	20,425	9,434	3,586	653	179
Research and development	74,837	29,524	9,931	3,733	1,020
Sales and marketing	84,113	42,647	20,493	4,267	1,133
General and administrative	38,198	16,668	9,101	5,151	2,374
Total share-based compensation	$221,431	$99,909	$43,876	$13,925	$4,733

	July 31,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$375,814	$653,812	$310,614	$322,642	$40,517
Investments	952,006	320,570	126,321	—	—
Working capital	41,803	610,155	323,597	259,651	9,739
Total assets	1,965,178	1,478,466	585,606	407,804	91,172
Convertible senior notes, net	—	466,875	—	—	—
Preferred stock warrant liability	—	—	—	—	2,068
Redeemable convertible preferred stock	—	—	—	—	64,491
Common stock including additional paid-in capital	988,695	804,414	381,710	309,099	9,311
Total stockholders’ equity (deficit)	$487,899	$468,583	$272,420	$229,071	$(71,454)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. A summary of our GAAP and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Results of Operations. A discussion of the nature and trends of the components of our financial results and an analysis of our financial results comparing fiscal 2015 to 2014 and fiscal 2014 to 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2015, including expected payment schedule.

•	Critical Accounting Policies and Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

Overview
We have pioneered the next-generation of security with our innovative platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches in real-time that stem from targeted cyber attacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications, at the user level, at all times, and at the full speed of the network in order to control usage, content, risks, and cyber threats. Our security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control as well as protection against network-based cyber threats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints and servers. Our Threat Intelligence Cloud provides central intelligence capabilities, security for SaaS applications, and automated delivery of preventative measures against cyber attacks.
The network-based element of our platform is delivered in the form of a physical or virtual appliance and includes a suite of subscription services. The cyber attack prevention capabilities of our platform are delivered in the form of subscription services that can be used either in the public cloud or in a private cloud using a dedicated appliance. Our subscription services can be easily activated on any of our appliances without requiring additional hardware or processing resources, thereby providing a seamless implementation path for our end-customers.
For fiscal 2015, 2014, and 2013, revenues were $928.1 million, $598.2 million, and $396.1 million, respectively, representing year over year growth of 55.1% for fiscal 2015 and 51.0% for fiscal 2014. All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 72.6% to $212.7 million, followed by support and maintenance services, which grew 65.2% to $222.7 million, and product, which grew 44.8% to $492.7 million.
Our growth reflects the rapid adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support and maintenance. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. Our growth was also driven by increased security spending by customers, as security continues to be a critical business imperative for every business in the world. As of July 31, 2015, we had sold our products and services to more than 26,000 end-customers in over 140 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world.
Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from the PA-200, which is designed for enterprise remote offices, to the PA-7080, which is especially suited for service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Services revenue is generated from sales of subscriptions and support and maintenance, which together provide us with a source of recurring services revenue. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices.
We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tier, indirect fulfillment model whereby we sell our products and services to our global distributor channel partners, which, in turn, sell our products and services to our reseller network, which then sell to our end-customers. We leverage our appliances to sell SaaS subscription services to meet our customers’ evolving security requirements. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support and maintenance in order to receive ongoing security updates, upgrades, bug fixes, and repairs.
We continue to invest in innovation and strengthening our product portfolio, which resulted in several new product offerings and announcements during fiscal 2015. These new product offerings include: Traps, our Advanced Endpoint Protection service; the PA-3060 appliance, which is aimed at mid-sized datacenters; the M-500 management appliance, which is aimed at data centers and large enterprise deployments; and the AutoFocus cyber threat intelligence service, which provides prioritized actionable intelligence on targeted cyber attacks and is expected to be generally available in fiscal 2016. In August 2015, we announced the launch of the PA-7080 appliance, which is our top-of-the-line chassis-based appliance ideally suited for service provider customers. Additionally, in May 2015, we acquired CirroSecure, which expands the functionality of our platform by providing additional security for SaaS applications. The CirroSecure technology will be the foundation for a new subscription service called Aperture, which we expect to launch in fiscal 2016.

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

	July 31,
	2015	2014
	(in thousands)
Total deferred revenue	$713,654	$422,578
Cash, cash equivalents, and investments	$1,327,820	$974,382

	Year Ended July 31,
	2015	2014	2013
	(dollars in thousands)
Total revenue	$928,052	$598,179	$396,107
Year over year percentage increase	55.1%	51.0%	55.3%
Gross margin percentage	72.9%	73.3%	72.3%
Operating loss	$(133,536)	$(215,347)	$(18,621)
Operating margin percentage	(14.4)%	(36.0)%	(4.7)%
Billings (non-GAAP)	$1,219,128	$771,375	$509,529
Cash flow provided by operating activities	$350,304	$88,406	$114,519
Free cash flow (non-GAAP)	$316,476	$52,299	$92,077

•
Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced, but have not been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other productive assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet.

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

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Free cash flow (non-GAAP):
Cash flow provided by operating activities	$350,304	$88,406	$114,519
Less: purchases of property, equipment, and other assets	33,828	36,107	22,442
Free cash flow (non-GAAP) (1)	$316,476	$52,299	$92,077
Net cash used in investing activities	$(679,006)	$(320,348)	$(151,565)
Net cash provided by financing activities	$50,704	$575,140	$25,018
______________

(1)	Includes our cash payments of $75.0 million and $20.0 million in fiscal 2014 for the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively.

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

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Billings (non-GAAP):
Total revenue	$928,052	$598,179	$396,107
Add: change in total deferred revenue, net of acquired deferred revenue	291,076	173,196	113,422
Billings (non-GAAP)	$1,219,128	$771,375	$509,529

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2015		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$492,658	53.1%	$340,143	56.9%	$243,707	61.5%
Services	435,394	46.9%	258,036	43.1%	152,400	38.5%
Total revenue	928,052	100.0%	598,179	100.0%	396,107	100.0%
Cost of revenue:
Product	131,094	14.1%	85,503	14.3%	63,412	16.0%
Services	120,405	13.0%	74,125	12.4%	46,344	11.7%
Total cost of revenue	251,499	27.1%	159,628	26.7%	109,756	27.7%
Total gross profit	676,553	72.9%	438,551	73.3%	286,351	72.3%
Operating expenses:
Research and development	185,828	20.0%	104,813	17.5%	62,482	15.8%
Sales and marketing	522,696	56.3%	334,763	56.0%	199,771	50.4%
General and administrative	101,565	11.0%	73,149	12.2%	42,719	10.8%
Legal settlement	—	—%	141,173	23.6%	—	—%
Total operating expenses	810,089	87.3%	653,898	109.3%	304,972	77.0%
Operating loss	(133,536)	(14.4)%	(215,347)	(36.0)%	(18,621)	(4.7)%
Interest expense	(22,325)	(2.4)%	(1,883)	(0.3)%	(74)	—%
Other income (expense), net	284	—%	(4,930)	(0.8)%	39	—%
Loss before income taxes	(155,577)	(16.8)%	(222,160)	(37.1)%	(18,656)	(4.7)%
Provision for income taxes	9,405	1.0%	4,292	0.8%	10,590	2.7%
Net loss	$(164,982)	(17.8)%	$(226,452)	(37.9)%	$(29,246)	(7.4)%

Number of employees at period end	2,637		1,722		1,147
Revenue
We derive revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue is comprised of the following:

•
Product Revenue. Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama, GlobalProtect, and the VM-Series. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue to vary from quarter to quarter based on seasonal and cyclical factors.

•
Services Revenue. Services revenue is derived primarily from sales of our subscriptions and support and maintenance. Our contractual subscription and support and maintenance terms are typically one year, although we also offer three to five year terms. We recognize revenue from subscriptions and support and maintenance over the contractual service period. As a percentage of total revenue, we expect our services revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing services contracts, and expand our installed end-customer base.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Product	$492,658	$340,143	$152,515	44.8%	$340,143	$243,707	$96,436	39.6%
Services
Subscription	212,676	123,236	89,440	72.6%	123,236	71,203	52,033	73.1%
Support and maintenance	222,718	134,800	87,918	65.2%	134,800	81,197	53,603	66.0%
Total services	435,394	258,036	177,358	68.7%	258,036	152,400	105,636	69.3%
Total revenue	$928,052	$598,179	$329,873	55.1%	$598,179	$396,107	$202,072	51.0%
Revenue by geographic theater:
Americas	$639,328	$396,626	$242,702	61.2%	$396,626	$247,616	$149,010	60.2%
EMEA	178,719	126,915	51,804	40.8%	126,915	91,496	35,419	38.7%
APAC	110,005	74,638	35,367	47.4%	74,638	56,995	17,643	31.0%
Total revenue	$928,052	$598,179	$329,873	55.1%	$598,179	$396,107	$202,072	51.0%
Product revenue increased $152.5 million, or 44.8%, for fiscal 2015 compared to fiscal 2014 and increased $96.4 million, or 39.6%, for fiscal 2014 compared to fiscal 2013. The increases in both periods were driven by increased demand for our higher end appliances. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $177.4 million, or 68.7%, for fiscal 2015 compared to fiscal 2014 and increased $105.6 million, or 69.3%, for fiscal 2014 compared to fiscal 2013. The increases in both periods were due to increased sales to new and existing end-customers. The relative increases in subscription revenue and support and maintenance revenue will fluctuate over time, depending on the mix of services revenue and the introduction of new subscription offerings. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the year over year increases in revenue for both fiscal 2015 and fiscal 2014 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased year over year for both fiscal 2015 and fiscal 2014 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of services revenue. Our cost of revenue includes costs paid to our third-party contract manufacturer and personnel costs, which consist of salaries, benefits, bonuses, and share-based compensation associated with our operations, global customer support, and technical operations organizations. Our cost of revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount, as well as amortization of intellectual property licenses and intangible assets.

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

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, allocated costs, and URL filtering database service fees. We expect our cost of services revenue to increase as our installed end-customer base grows.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$131,094	$85,503	$45,591	53.3%	$85,503	$63,412	$22,091	34.8%
Services	120,405	74,125	46,280	62.4%	74,125	46,344	27,781	59.9%
Total cost of revenue	$251,499	$159,628	$91,871	57.6%	$159,628	$109,756	$49,872	45.4%
Includes share-based compensation of:
Product	$3,858	$1,636	$2,222	135.8%	$1,636	$765	$871	113.9%
Services	20,425	9,434	10,991	116.5%	9,434	3,586	5,848	163.1%
Total share-based compensation included in cost of revenue	$24,283	$11,070	$13,213	119.4%	$11,070	$4,351	$6,719	154.4%
Product cost increased $45.6 million, or 53.3%, for fiscal 2015 compared to fiscal 2014 due to an increase in product unit volume, as well as amortization of intellectual property licenses of $10.2 million.
Product cost increased $22.1 million, or 34.8%, for fiscal 2014 compared to fiscal 2013 due to an increase in product unit volume. Product cost for fiscal 2014 also includes amortization of intellectual property licenses of $2.0 million.
Services cost increased $46.3 million, or 62.4%, for fiscal 2015 compared to fiscal 2014 due to increases in personnel costs of $25.8 million related to increasing our headcount, third-party professional services costs of $4.8 million to expand our customer service capabilities to support our growing installed end-customer base, amortization of acquired intangible assets of $4.5 million, and allocated costs of $4.2 million.
Services cost increased $27.8 million, or 59.9%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $14.8 million related to increasing our headcount, allocated costs of $5.5 million, professional services costs of $2.1 million, amortization of acquired intangible assets of $1.6 million, and other costs incurred to expand our customer service capabilities to support our growing installed end-customer base.
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

	Year Ended July 31,
	2015		2014		2013
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Gross profit:
Product	$361,564	73.4%	$254,640	74.9%	$180,295	74.0%
Services	314,989	72.3%	183,911	71.3%	106,056	69.6%
Total gross profit	$676,553	72.9%	$438,551	73.3%	$286,351	72.3%
Gross margin decreased 40 basis points for fiscal 2015 compared to fiscal 2014. The decrease of 150 basis points in product margin was due to increased amortization of intellectual property licenses. The increase of 100 basis points in services margin was due to contributions from our higher margin subscription services, partially offset by an 80 basis points decrease due to amortization of purchased intangible assets.

Gross margin increased 100 basis points for fiscal 2014 compared to fiscal 2013. The increase of 90 basis points in product margin was due to continued focus on material cost reductions, partially offset by amortization of intellectual property licenses of $2.0 million. The increase of 170 basis points in services margin was due to contributions from our higher margin subscription services.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and legal settlement expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2015, we expect to recognize approximately $557.0 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

•
General and Administrative. General and administrative expense consists of personnel costs for our executive, finance, human resources, legal, and information technology organizations, professional services, and certain non-recurring general expenses. Professional services consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue.

•
Legal Settlement. Legal settlement expense consists of charges related to the Settlement Agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet. Refer to the discussion under Note 9. Legal Settlement of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to these matters.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$185,828	$104,813	$81,015	77.3%	$104,813	$62,482	$42,331	67.7%
Sales and marketing	522,696	334,763	187,933	56.1%	334,763	199,771	134,992	67.6%
General and administrative	101,565	73,149	28,416	38.8%	73,149	42,719	30,430	71.2%
Legal settlement	—	141,173	(141,173)	(100.0)%	141,173	—	141,173	NM
Total operating expenses	$810,089	$653,898	$156,191	23.9%	$653,898	$304,972	$348,926	114.4%
Includes share-based compensation of:
Research and development	$74,837	$29,524	$45,313	153.5%	$29,524	$9,931	$19,593	197.3%
Sales and marketing	84,113	42,647	41,466	97.2%	42,647	20,493	22,154	108.1%
General and administrative	38,198	16,668	21,530	129.2%	16,668	9,101	7,567	83.1%
Total share-based compensation included in operating expenses	$197,148	$88,839	$108,309	121.9%	$88,839	$39,525	$49,314	124.8%
Research and development expense increased $81.0 million, or 77.3%, for fiscal 2015 compared to fiscal 2014 due to an increase in personnel costs of $73.7 million largely due to an increase in headcount and an increase in allocated costs of $5.3 million.
Research and development expense increased $42.3 million, or 67.7%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $31.4 million largely due to an increase in headcount, an increase in allocated costs of $6.4 million, and an increase in development costs of $2.5 million to support continued investment in our future product and service offerings.
Sales and marketing expense increased $187.9 million, or 56.1%, for fiscal 2015 compared to fiscal 2014 due to an increase in personnel costs of $140.4 million largely due to an increase in headcount, an increase in allocated costs of $12.3 million, an increase in demand generation activities, trade shows, and other marketing activities of $11.8 million, and an increase in travel and entertainment costs of $11.8 million.
Sales and marketing expense increased $135.0 million, or 67.6%, for fiscal 2014 compared to fiscal 2013 due to an increase in personnel costs of $94.6 million largely due to an increase in headcount, an increase in allocated costs of $13.9 million, an increase in travel and entertainment costs of $8.9 million, an increase in professional services costs of $7.6 million, and an increase in demand generation activities, trade shows, and other marketing activities of $6.1 million.
General and administrative expense increased $28.4 million, or 38.8%, for fiscal 2015 compared to fiscal 2014 due to an increase in personnel costs of $31.4 million largely due to an increase in headcount and an increase in professional services costs of $7.5 million. In addition, in fiscal 2014, we recognized expenses related to the intellectual property litigation with Juniper of $11.3 million and expenses related to our acquisitions of Cyvera and Morta of $4.4 million.
General and administrative expense increased $30.4 million, or 71.2%, for fiscal 2014 compared to fiscal 2013 due to an increase in professional services costs of $12.5 million, including expenses related to the intellectual property litigation with Juniper of $7.7 million and expenses related to our acquisitions of Cyvera and Morta of $4.4 million, an increase in personnel costs of $12.3 million, largely due to an increase in headcount, and an increase in allocated costs of $2.4 million.
We incurred legal settlement expenses of $121.2 million and $20.0 million in fiscal 2014 related to the Settlement Agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively.

Interest Expense
Interest expense primarily consists of the amortization of the debt discount and debt issuance costs related to the Notes issued on June 30, 2014. This interest expense is non-cash and will range from $23.4 million to $25.7 million per year through fiscal 2019.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Interest expense	$22,325	$1,883	$20,442	NM	$1,883	$74	$1,809	NM
Interest expense increased $20.4 million for fiscal 2015 compared to fiscal 2014 and increased $1.8 million for fiscal 2014 compared to fiscal 2013 due to the amortization of the debt discount and debt issuance costs related to the Notes.
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$284	$(4,930)	$5,214	NM	$(4,930)	$39	$(4,969)	NM
In fiscal 2014, we recorded an expense of $5.9 million in other income (expense), net to record the change in fair value of the warrant issued to Juniper in connection with the Settlement Agreement. The warrant was classified as a liability on our consolidated balance sheets and remeasured to fair value from June 3, 2014, the issuance date of the warrant, through July 1, 2014, the date the warrant was exercised. In addition, for fiscal 2015 compared to fiscal 2014, our interest income and our foreign currency remeasurement losses increased by $2.9 million and $3.3 million, respectively.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.
In fiscal 2015, we recorded deferred tax charges of $36.8 million. The current portion of the deferred tax charges is included in prepaid expenses and other current assets and the remainder in other assets in our consolidated balance sheets. The deferred tax charges are being amortized on a straight-line basis over approximately seven years as a component of provision for income taxes.

	Year Ended July 31,				Year Ended July 31,
	2015	2014	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in thousands)
Provision for income taxes	$9,405	$4,292	$5,113	119.1%	$4,292	$10,590	$(6,298)	(59.5)%
Effective tax rate	(6.0)%	(1.9)%			(1.9)%	(56.8)%
We recorded an income tax provision for fiscal 2015 due to federal, state, and foreign income taxes, foreign withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased $5.1 million for fiscal 2015 compared to fiscal 2014 due to amortization of our deferred tax charges and a shift in geographical mix of income, partially offset by the tax benefit from a partial release of the valuation allowance in connection with the acquisition of CirroSecure.
We recorded an income tax provision for fiscal 2014 due to foreign income taxes and foreign withholding taxes. The provision for income taxes decreased $6.3 million for fiscal 2014 compared to fiscal 2013 due to decreased U.S. taxable income, primarily attributable to the Settlement Agreement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet.

Liquidity and Capital Resources

	July 31,
	2015	2014
	(in thousands)
Working capital (1)	$41,803	$610,155
Cash, cash equivalents, and investments:
Cash and cash equivalents	$375,814	$653,812
Investments	952,006	320,570
Total cash, cash equivalents, and investments	$1,327,820	$974,382
______________

(1)
As of July 31, 2015, the net carrying amount of the Notes and related debt issuance costs were classified as current liabilities and current assets, respectively, in our consolidated balance sheets. Refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

At July 31, 2015, our cash and cash equivalents and investments of $1.3 billion were held for working capital purposes, of which approximately $84.0 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued the Notes, which mature on July 1, 2019, with an aggregate principal amount of $575.0 million. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion of the Notes, we will pay cash up to the aggregate principal amount of the Notes to be converted, and we may choose to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock with respect to the remainder of our conversion obligation in excess of the aggregate principal amount of the Notes being converted.
During the fiscal quarter ended July 31, 2015, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 of the last 30 consecutive trading days of such quarter. As a result, holders may convert their Notes at any time during the fiscal quarter ending October 31, 2015. Refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.
The following table summarizes our cash flows for the years ended July 31, 2015, 2014, and 2013.

	Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$350,304	$88,406	$114,519
Cash used in investing activities	(679,006)	(320,348)	(151,565)
Cash provided by financing activities	50,704	575,140	25,018
Net increase (decrease) in cash and cash equivalents	$(277,998)	$343,198	$(12,028)
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
Cash provided by operating activities in fiscal 2015 was $350.3 million, an increase of $261.9 million compared to fiscal 2014. The increase was due to growth of our business and changes in our assets and liabilities during fiscal 2015. Additionally, in fiscal 2014, we made a total of $95.0 million in payments related to legal settlements. Changes in assets and liabilities for fiscal 2015 compared to fiscal 2014 include an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue. In addition, during fiscal 2015, we made a tax payment of $12.8 million in connection with an intercompany transfer of intellectual property.
Cash provided by operating activities in fiscal 2014 was $88.4 million, a decrease of $26.1 million compared to fiscal 2013, due to payments of $75.0 million and $20.0 million in fiscal 2014 for the legal settlement with Juniper and the Mutual Covenant Not to Sue and Release Agreement with Fortinet, respectively. The decrease was partially offset by an increase in sales of subscriptions and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2015 was $679.0 million, an increase of $358.7 million compared to fiscal 2014. The increase was due to higher net purchases of available-for-sale investments in fiscal 2015, partially offset by higher payments made in fiscal 2014 related to our acquisitions.
Cash used in investing activities during fiscal 2014 was $320.3 million, an increase of $168.8 million compared to fiscal 2013. The increase was due to net cash payments of $85.7 million related to our acquisitions in fiscal 2014, an increase of $69.4 million in net purchases of available-for-sale investments, and an increase of $13.7 million in purchases of property, equipment, and other assets.
Financing Activities
Our financing activities have consisted of proceeds from the issuance of the Notes and proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during fiscal 2015 was $50.7 million, a decrease of $524.4 million compared to fiscal 2014. The decrease was due to net proceeds from the issuance of the Notes of $527.7 million in fiscal 2014.
Cash provided by financing activities during fiscal 2014 was $575.1 million, an increase of $550.1 million compared to fiscal 2013. The increase was primarily due to net proceeds from the issuance of the Notes of $527.7 million. The remaining increase was due to higher proceeds from the sale of shares through employee equity incentive plans during fiscal 2014 and the last payments of our initial public offering costs in fiscal 2013.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in thousands)
0.0% Convertible Senior Notes due 2019 (1)	$575,000	$—	$—	$—	$575,000
Operating lease obligations (2) (3)	409,156	20,821	51,507	83,626	253,202
Purchase obligations (4)	42,805	42,805	—	—	—
Total (5)	$1,026,961	$63,626	$51,507	$83,626	$828,202
______________

(1)
As of July 31, 2015, holders may convert their Notes at any time during the fiscal quarter ending October 31, 2015. Refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. In August 2015, we executed an expansion notice under one of our existing lease agreements in Santa Clara, California. As the related lease has not yet been executed, future non-cancelable minimum rental payments related to the expansion notice are not included in the table above. Refer to Note 8. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(3)	Excludes contractual sublease proceeds of $8.2 million, of which $3.0 million will be received in less than one year and $5.2 million will be received in one to three years.

(4)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(5)	No amounts related to income taxes are included. As of July 31, 2015, we had approximately $40.6 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
Through July 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Most of our arrangements, other than renewals of subscriptions and support and maintenance, are multiple-element arrangements with a combination of hardware, software, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy:

•	Vendor-specific objective evidence (VSOE) of selling price, if available,

•	Third-party evidence (TPE) of selling price, if VSOE of selling price is not available, or

•	Best estimate of selling price (BESP), if neither VSOE of selling price nor TPE of selling price are available.
We establish VSOE of selling price using the prices charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. We establish BESP primarily based on historical transaction pricing, whereby historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), and offering type (products or services). To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product or service, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management. In determining BESP, we rely on certain assumptions and apply significant judgment. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and the timing of our revenue recognition could be affected.
Share-Based Compensation
Compensation expense related to share-based transactions is measured and recognized in the financial statements based on fair value estimated on the grant date. The fair value of restricted stock units (RSUs) is based on the closing market price of our common stock on the date of grant. The fair value of stock options and shares sold through our employee stock purchase plan (ESPP) are estimated on the grant date using the Black Scholes option pricing model, which requires the use of subjective assumptions, including the expected term of the award and the expected volatility of the price of our common stock.
We recognize share-based compensation expense on a straight-line basis over the requisite service periods of the awards, net of estimated forfeitures. Our estimated forfeiture rate is based on an analysis of our actual historical forfeitures. A change in our estimated forfeiture rate could have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
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
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer, which procures components and assembles our products based on our demand forecasts. These forecasts of future demand are based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. We accrue for costs for manufacturing commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our contract manufacturer. Actual component usage and product demand may be materially different from our forecast, and could be caused by factors outside of our control, which could have an adverse impact on our results of operations. To date, we have not accrued significant costs associated with this exposure.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue for loss contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
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
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Singapore Dollar, Israeli Shekel, and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2015 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palo Alto Networks, Inc. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.

We have audited Palo Alto Networks, Inc.'s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Palo Alto Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Palo Alto Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2015 of Palo Alto Networks, Inc. and our report dated September 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 17, 2015

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2015, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of July 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of July 31, 2015.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$375,814	$653,812
Short-term investments	413,165	118,690
Accounts receivable, net of allowance for doubtful accounts of $723 and $471 at July 31, 2015 and July 31, 2014, respectively	212,366	135,518
Prepaid expenses and other current assets	72,685	50,306
Total current assets	1,074,030	958,326
Property and equipment, net	62,878	48,744
Long-term investments	538,841	201,880
Goodwill	163,522	155,033
Intangible assets, net	52,656	47,955
Other assets	73,251	66,528
Total assets	$1,965,178	$1,478,466
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$13,204	$14,526
Accrued compensation	79,795	48,727
Accrued and other liabilities	28,291	25,000
Deferred revenue	423,853	259,918
Convertible senior notes, net	487,084	—
Total current liabilities	1,032,227	348,171
Convertible senior notes, net	—	466,875
Long-term deferred revenue	289,801	162,660
Other long-term liabilities	67,335	32,177
Commitments and contingencies (Note 8)
Temporary equity	87,916	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding at July 31, 2015 and July 31, 2014	—	—
Common stock, $0.0001 par value; 1,000,000 shares authorized; 84,788 and 79,519 shares issued and outstanding at July 31, 2015 and July 31, 2014, respectively	8	8
Additional paid-in capital	988,687	804,406
Accumulated other comprehensive loss	(88)	(105)
Accumulated deficit	(500,708)	(335,726)
Total stockholders’ equity	487,899	468,583
Total liabilities, temporary equity, and stockholders’ equity	$1,965,178	$1,478,466

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2015	2014	2013
Revenue:
Product	$492,658	$340,143	$243,707
Services	435,394	258,036	152,400
Total revenue	928,052	598,179	396,107
Cost of revenue:
Product	131,094	85,503	63,412
Services	120,405	74,125	46,344
Total cost of revenue	251,499	159,628	109,756
Total gross profit	676,553	438,551	286,351
Operating expenses:
Research and development	185,828	104,813	62,482
Sales and marketing	522,696	334,763	199,771
General and administrative	101,565	73,149	42,719
Legal settlement (Note 9)	—	141,173	—
Total operating expenses	810,089	653,898	304,972
Operating loss	(133,536)	(215,347)	(18,621)
Interest expense	(22,325)	(1,883)	(74)
Other income (expense), net	284	(4,930)	39
Loss before income taxes	(155,577)	(222,160)	(18,656)
Provision for income taxes	9,405	4,292	10,590
Net loss	$(164,982)	$(226,452)	$(29,246)
Net loss per share, basic and diluted	$(2.02)	$(3.05)	$(0.43)
Weighted-average shares used to compute net loss per share, basic and diluted	81,619	74,291	68,682

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended July 31,
	2015	2014	2013
Net loss	$(164,982)	$(226,452)	$(29,246)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	30	(72)	(15)
Reclassification adjustment for realized net gains on investments included in net loss	(13)	(17)	(1)
Net change	17	(89)	(16)
Comprehensive loss	$(164,965)	$(226,541)	$(29,262)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2012	67,852	$7	$309,092	$—	$(80,028)	$229,071
Net loss	—	—	—	—	(29,246)	(29,246)
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	3,760	—	28,907	—	—	28,907
Share-based compensation for equity based awards	—	—	43,704	—	—	43,704
Balance as of July 31, 2013	71,612	7	381,703	(16)	(109,274)	272,420
Net loss	—	—	—	—	(226,452)	(226,452)
Other comprehensive loss	—	—	—	(89)	—	(89)
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	4,806	1	48,001	—	—	48,002
Share-based compensation for equity based awards	—	—	99,774	—	—	99,774
Issuance of common stock in connection with legal settlement	1,544	—	113,332	—	—	113,332
Issuance of common stock in connection with acquisition	1,557	—	87,477	—	—	87,477
Equity component of convertible senior notes, net	—	—	106,836	—	—	106,836
Purchase of convertible senior note hedges	—	—	(110,975)	—	—	(110,975)
Issuance of warrants	—	—	78,258	—	—	78,258
Balance as of July 31, 2014	79,519	8	804,406	(105)	(335,726)	468,583
Net loss	—	—	—	—	(164,982)	(164,982)
Other comprehensive income	—	—	—	17	—	17
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	5,269	—	50,882	—	—	50,882
Share-based compensation for equity based awards	—	—	221,315	—	—	221,315
Temporary equity reclassification	—	—	(87,916)	—	—	(87,916)
Balance as of July 31, 2015	84,788	$8	$988,687	$(88)	$(500,708)	$487,899
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(164,982)	$(226,452)	$(29,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	221,315	99,774	43,704
Issuance of common stock for legal settlement	—	46,173	—
Depreciation and amortization	28,881	19,419	9,892
Amortization of investment premiums, net of accretion of purchase discounts	3,161	1,518	1,943
Amortization of debt discount and debt issuance costs	22,265	1,826	—
Change in fair value of common stock warrant	—	5,859	—
Excess tax benefit from share-based compensation arrangements	(2,455)	(957)	(6,762)
Loss on facility sublease	—	—	262
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(76,830)	(47,949)	(41,819)
Prepaid expenses and other assets	(34,185)	(10,308)	(8,865)
Accounts payable	(3,498)	(1,100)	5,830
Accrued compensation	31,068	26,331	10,697
Accrued and other liabilities	34,488	1,076	15,461
Deferred revenue	291,076	173,196	113,422
Net cash provided by operating activities	350,304	88,406	114,519
Cash flows from investing activities
Purchases of investments	(987,598)	(506,642)	(345,324)
Proceeds from sales of investments	18,508	74,597	13,491
Proceeds from maturities of investments	339,040	233,530	202,710
Business acquisitions, net of cash acquired	(15,128)	(85,726)	—
Purchases of property, equipment, and other assets	(33,828)	(36,107)	(22,442)
Net cash used in investing activities	(679,006)	(320,348)	(151,565)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	—	560,433	—
Proceeds from issuance of warrants	—	78,258	—
Purchase of convertible note hedges	—	(110,975)	—
Proceeds from sales of shares through employee equity incentive plans	48,249	46,599	21,032
Excess tax benefit from share-based compensation arrangements	2,455	957	6,762
Payments of initial public offering costs	—	—	(2,698)
Repurchases of restricted common stock from terminated employees	—	(132)	(78)
Net cash provided by financing activities	50,704	575,140	25,018
Net increase (decrease) in cash and cash equivalents	(277,998)	343,198	(12,028)
Cash and cash equivalents—beginning of period	653,812	310,614	322,642
Cash and cash equivalents—end of period	$375,814	$653,812	$310,614
Supplemental disclosures of cash flow information
Cash paid for income taxes	$17,530	$1,523	$304
Cash paid for interest	$61	$44	$58
Non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$—	$87,477	$—
See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation security platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches in real-time that stem from targeted cyber attacks.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include all adjustments necessary for a fair presentation of our annual results. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with current period presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to the best estimate of selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our property and equipment, identified intangibles and goodwill, future taxable income, contract manufacturer liabilities, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.
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
Our accounts receivables are primarily derived from our channel partners representing various geographical locations. We perform ongoing credit evaluations of our channel partners and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2015, two channel partners represented 36% and 30% of our gross accounts receivable. For fiscal 2015, three channel partners represented 31%, 29%, and 11% of our total revenue. We rely on an independent contract manufacturer to assemble most of our products and sole suppliers for a certain number of our components.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Unrealized gains and losses on available-for-sale investments are included in our other comprehensive income or loss.
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
Investments
We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our consolidated balance sheet as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents and with maturities one year or less from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each channel partner’s expected ability to pay, and the collection history with each channel partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2015 and 2014, the allowance for doubtful accounts activity was not significant.
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
Amortization of Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Acquisition-related in-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. Assets related to projects that have been completed are transferred to developed technology, which are subject to amortization.

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
Through July 31, 2015, we have not recognized any impairment losses on our goodwill, intangible assets, and long-lived assets.
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturer and payments to it are a significant portion of our product cost of revenues. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturer to us and immediately to our channel partners upon shipment. Our independent contract manufacturer assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our contract manufacturer. Through July 31, 2015, we have not accrued any significant costs associated with this exposure.
Convertible Senior Notes
On June 30, 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the consolidated balance sheets.
When the Notes are convertible, the net carrying amount of the Notes and related debt issuance costs will be classified as current liabilities and current assets, respectively, in our consolidated balance sheets. In addition, a portion of the equity component representing the conversion option will be reclassified to temporary equity in our consolidated balance sheets.
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
We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our channel partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our channel partners is not contingent on the partner’s success in sales to end-customers. Our channel partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant. We recognize services revenue from subscriptions and support and maintenance ratably over the contractual service period, which is typically one to five years. Other services revenue is recognized as the services are rendered.
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
In multiple-element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the software portion of the arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support and maintenance is the only undelivered element, in which case, the entire software arrangement fee is recognized ratably over the contractual service period.
We account for multiple agreements with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.
Revenues are reported net of sales taxes. Shipping charges billed to channel partners are included in revenues and related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are also expensed as incurred. After receipt of a partner order, any amounts billed in excess of revenue recognized are recorded as deferred revenue.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $4.8 million, $3.7 million, and $1.8 million, during the years ended July 31, 2015, 2014, and 2013, respectively.
Software Development Costs
Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. These capitalized costs consisted of the external direct costs and the internal payroll and payroll related costs that are related to the implementation of our enterprise resource planning software system and will be amortized over a useful life of three to five years.
The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.

Share-Based Compensation
Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. We recognize share-based compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the related awards.
Leases
We rent our facilities under operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. Some of our lease agreements contain rent holidays, scheduled rent increases, lease incentives, and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space.
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
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. The amended standard is effective for us for our first quarter of fiscal 2017, although early adoption is permitted, and will be applied on a retrospective basis. We do not expect the adoption of the standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB decided to delay the effective date of the new standard by one year. The guidance is now effective for us for our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption as of the original effective date is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued new authoritative guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance was effective for us in the first quarter of fiscal 2015. Our adoption of this guidance did not have an impact on our consolidated financial statements.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31, 2015				July 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Certificates of deposit	$—	$1,000	$—	$1,000	$—	$—	$—	$—
Corporate debt securities	—	97,825	—	97,825	—	22,239	—	22,239
U.S. government and agency securities	—	314,340	—	314,340	—	96,451	—	96,451
Total short-term investments	—	413,165	—	413,165	—	118,690	—	118,690
Long-term investments:
Certificates of deposit	—	—	—	—	—	1,000	—	1,000
Corporate debt securities	—	92,902	—	92,902	—	39,018	—	39,018
U.S. government and agency securities	—	445,939	—	445,939	—	161,862	—	161,862
Total long-term investments	—	538,841	—	538,841	—	201,880	—	201,880
Other assets:
Certificates of deposit	—	—	—	—	1,220	—	—	1,220
Total other assets	—	—	—	—	1,220	—	—	1,220
Total assets measured at fair value	$—	$952,006	$—	$952,006	$1,220	$320,570	$—	$321,790
Refer to Note 7. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2015.

3. Investments
The following tables summarize the unrealized gains and losses and fair value of our investments as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	190,882	24	(179)	190,727
U.S. government and agency securities	760,212	271	(204)	760,279
Total	$952,094	$295	$(383)	$952,006

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	61,299	16	(58)	61,257
U.S. government and agency securities	258,376	45	(108)	258,313
Total	$320,675	$61	$(166)	$320,570
The following tables present our investments that were in an unrealized loss position as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$134,976	$(179)	$—	$—	$134,976	$(179)
U.S. government and agency securities	348,991	(204)	—	—	348,991	(204)
Total	$483,967	$(383)	$—	$—	$483,967	$(383)

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$43,868	$(58)	$—	$—	$43,868	$(58)
U.S. government and agency securities	142,490	(108)	—	—	142,490	(108)
Total	$186,358	$(166)	$—	$—	$186,358	$(166)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at July 31, 2015 and 2014.
We received proceeds of $18.5 million, $74.6 million, and $13.5 million from sales of investments during the years ended July 31, 2015, 2014, and 2013, respectively. We use the specific identification method to determine the cost basis of investments sold.

The following table summarizes the amortized cost and fair value of our investments as of July 31, 2015, by contractual years-to-maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$413,148	$413,165
Due between one and three years	538,946	538,841
Total	$952,094	$952,006
4. Acquisitions
Business Combinations
Fiscal 2015
CirroSecure, Inc.
On May 22, 2015, we completed our acquisition of CirroSecure, Inc. (“CirroSecure”), a privately-held cybersecurity company. The acquisition expands the functionality of our next-generation security platform by providing additional security for SaaS applications. We have accounted for this transaction as a business combination in exchange for total cash consideration of $15.3 million.
We allocated the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values and as a result, recorded a developed technology intangible asset of $11.0 million, goodwill of $8.1 million, and net liabilities of $3.8 million in our consolidated balance sheets as of the acquisition date. The developed technology will be amortized over an estimated useful life of seven years. The goodwill is attributable to the assembled workforce and expected post-acquisition synergies and is not deductible for income tax purposes.
Adjustments to the allocation of the purchase consideration, specifically income taxes payable and deferred taxes, may be required as additional information is received and certain tax returns are finalized. We expect to finalize the allocation of the purchase consideration to the assets acquired and liabilities assumed as soon as practicable, but not later than 12 months from the acquisition date.
CirroSecure’s operating results are included in our consolidated statements of operations from the date of the acquisition and are considered immaterial for purposes of pro forma financial disclosures.
Fiscal 2014
Cyvera Ltd.
On April 9, 2014, we completed our acquisition of Cyvera Ltd. (“Cyvera”), a privately-held cybersecurity company located in Tel Aviv, Israel. The acquisition extends our next-generation security platform with an innovative approach to preventing attacks on the endpoint. We have accounted for this transaction as a business combination in exchange for total consideration of approximately $177.6 million, which consisted of the following (in thousands):

Amount
Cash	$90,170
Common stock (1.3 million shares)	87,477
Total	$177,647
As part of the acquisition, we agreed to replace Cyvera's unvested options with our restricted stock units with an estimated fair value of $6.4 million. Of the total estimated fair value, a portion was allocated to the purchase consideration and the remainder was allocated to future services and will be expensed over the remaining service periods on a straight-line basis as share-based compensation.
In addition, we issued 0.3 million shares of restricted common stock with a total fair value of $17.6 million to certain Cyvera employees. The restriction on these shares will be released over a period of three years from the acquisition date, subject to continued employment. These shares were excluded from the purchase consideration and are being expensed over the remaining service periods on a straight-line basis as share-based compensation.
We expensed the related acquisition costs in the amount of $3.9 million in general and administrative expenses for the year ended July 31, 2014.

The following table summarizes our allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed (in thousands):

Amount
Cash	$6,930
Goodwill	145,275
Identified intangible assets	42,300
Accrued and other liabilities, net	(6,950)
Long-term deferred tax liability, net	(9,908)
Total	$177,647
The fair values of assets acquired and liabilities assumed in the table above have been adjusted to reflect changes due to tax returns filed during the measurement period.
The following table presents details of the identified intangible assets acquired as of the date of acquisition (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$34,500	7 years
In-process research and development	7,600	N/A
Other	200	2 years
Total	$42,300
Goodwill generated from this business combination is primarily attributable to the assembled workforce and synergies from combined selling opportunities of both network security products and endpoint security products. The goodwill is not deductible for income tax purposes.
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
Morta Security, Inc.
On December 26, 2013, we completed our acquisition of Morta Security, Inc. (“Morta”), a privately-held cybersecurity company. We have accounted for this transaction as a business combination and exchanged total cash consideration of $10.3 million. Morta brings us a team of cybersecurity experts which will enhance the proven detection and prevention capabilities of our WildFire offering.

The following table summarizes our allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed (in thousands):

Amount
Goodwill	$10,127
Identified intangible assets	2,200
Net liabilities assumed	(1,982)
Total	$10,345
The fair values of assets acquired and liabilities assumed in the table above have been adjusted to reflect changes due to tax returns filed during the measurement period.
The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
In-process research and development held for defensive purposes	$1,900	3 years
Other	300	2 years
Total	$2,200
Morta’s operating results are included in our consolidated statements of operations from the date of the acquisition and are considered immaterial for purposes of pro forma financial disclosures. Goodwill generated from this business combination is primarily attributable to human capital with threat intelligence experience and capabilities, and is not deductible for income tax purposes.
5. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill during the years ended July 31, 2015 and 2014 (in thousands):

Amount
Balance as of July 31, 2013	$—
Goodwill acquired	155,033
Balance as of July 31, 2014	155,033
Goodwill acquired	8,120
Measurement period adjustments	369
Balance as of July 31, 2015	$163,522
There was no impairment of goodwill during the years ended July 31, 2015 and 2014.

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$53,100	$(7,738)	$45,362	$34,500	$(1,643)	$32,857
Acquired intellectual property	8,156	(1,888)	6,268	6,546	(958)	5,588
In-process research and development held for defensive purposes	1,900	(1,003)	897	1,900	(370)	1,530
Other	500	(371)	129	500	(120)	380
Total intangible assets with finite lives	63,656	(11,000)	52,656	43,446	(3,091)	40,355
In-process research and development with indefinite lives	—	—	—	7,600	—	7,600
Total purchased intangible assets	$63,656	$(11,000)	$52,656	$51,046	$(3,091)	$47,955
We recognized amortization expense of $7.9 million, $2.9 million, and $0.1 million for the years ended July 31, 2015, 2014, and 2013, respectively. Our in-process research and development acquired from Cyvera in April 2014 was transferred to developed technology during the year ended July 31, 2015 and is being amortized over its estimated useful life of seven years.
The following table summarizes our estimated future amortization expense of intangible assets with finite lives by type as of July 31, 2015 (in thousands):

	Fiscal Years Ending July 31,
	2016	2017	2018	2019	2020	2021 and Thereafter
Developed technology	$7,586	$7,586	$7,586	$7,586	$7,586	$7,432
Acquired intellectual property	947	853	617	511	485	2,855
In-process research and development held for defensive purposes	633	264	—	—	—	—
Other	129	—	—	—	—	—
Total future amortization expense	$9,295	$8,703	$8,203	$8,097	$8,071	$10,287
6. Property and Equipment
The following table presents details of property and equipment, net as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31,
	2015	2014
Computers, equipment, and software	$62,599	$38,147
Leasehold improvements	25,461	21,258
Demonstration units	15,971	14,832
Furniture and fixtures	6,631	5,129
Total property and equipment	110,662	79,366
Less: accumulated depreciation	(47,784)	(30,622)
Total property and equipment, net	$62,878	$48,744
We recognized depreciation expense of $20.3 million, $14.0 million, and $9.8 million related to property and equipment during the years ended July 31, 2015, 2014, and 2013, respectively.

7. Convertible Senior Notes
Convertible Senior Notes
On June 30, 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). The Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (the “Indenture”). The Notes are unsecured, unsubordinated obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on July 1, 2019 unless converted or repurchased in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity.
The Notes are convertible for up to 5.2 million shares of our common stock at an initial conversion rate of approximately 9.068 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $110.28 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding January 1, 2019, only under the following circumstances:

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
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes was recorded in additional paid-in capital in our consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded in other assets in our consolidated balance sheets and are being amortized to interest expense in our consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in our consolidated balance sheets. We recorded liability issuance costs, or debt issuance costs, of $12.5 million and equity issuance costs of $2.9 million.
During the fiscal quarter ended April 30, 2015, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 of the last 30 consecutive trading days of such quarter (the “stock price conversion right”). As a result, holders could convert their Notes at any time during the fiscal quarter ending July 31, 2015. Accordingly, we reclassified the net carrying amount of the Notes and related debt issuance costs to current liabilities and current assets, respectively, in our consolidated balance sheets. We also reclassified a portion of the equity component representing the conversion option to temporary equity in our consolidated balance sheets. The stock price conversion right continued to be met during the fiscal quarter ended July 31, 2015, and as a result, holders may convert their Notes at any time during the fiscal quarter ending October 31, 2015. Accordingly, a portion of the equity component remained classified in temporary equity in our consolidated balance sheets. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes.

The following table sets forth the components of the Notes as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31,
	2015	2014
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	87,916	108,125
Net carrying amount	$487,084	$466,875

Equity (including temporary equity)	$(109,785)	$(109,785)
The total estimated fair value of the Notes was $994.8 million and $587.1 million at July 31, 2015 and July 31, 2014, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2015 and July 31, 2014 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of July 31, 2015, the if-converted value of the Notes exceeded its principal amount by $376.7 million.
The following table sets forth interest expense recognized related to the Notes for the years ended July 31, 2015 and July 31, 2014 (dollars in thousands):

	Year Ended July 31,
	2015	2014
Amortization of debt issuance costs	$2,056	$166
Amortization of debt discount	20,209	1,660
Total interest expense recognized	$22,265	$1,826

Effective interest rate of the liability component	4.8%	4.8%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with respect to our common stock concurrent with the issuance of the Notes. The Note Hedges cover up to 5.2 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The shares receivable related to the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
We paid an aggregate amount of $111.0 million for the Note Hedges, which is included in additional paid-in capital in our consolidated balance sheets.
Warrants
Separately, but concurrently with our issuance of the Notes, we entered into warrant transactions (the “Warrants”) whereby we sold warrants to acquire up to 5.2 million shares of our common stock at a strike price of approximately $137.85 per share, subject to adjustments. The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the Warrants. The Warrants are separate transactions and are not part of the Notes or Notes Hedges, and are not remeasured through earnings each reporting period. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
We received aggregate proceeds of $78.3 million from the sale of the Warrants, which is included in additional paid-in capital in our consolidated balance sheets.
8. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.

In September 2012, we entered into two lease agreements for an aggregate of approximately 300,000 square feet of space in Santa Clara, California to serve as our corporate headquarters beginning in November 2013. The leases commenced in November 2012 and August 2013, expire in July 2023, and allow for two separate 5-year options to extend the lease term. Payments under these leases are approximately $94.3 million over the lease term. Each lease has a rent holiday, which was included in the determination of rent expense.
In July 2013, we entered into a 51-month sub-lease agreement for our previous corporate headquarters with a commencement date of January 2014. Net proceeds from this sub-lease are approximately $10.7 million over the lease term. The sub-lease agreement contains a rent credit of $0.5 million, which was included in the determination of rental income.
In May 2015, we entered into three lease agreements for approximately 752,000 square feet of corporate office space in Santa Clara, California to serve as our future corporate headquarters. The first lease will commence in May 2016 and expire in April 2021, although it can also be terminated by us under certain conditions. The remaining two leases will commence in May 2017 and expire in April 2028, however, the property is currently under construction and as a result, the lease commencement dates may change based on progress of the construction project. The leases contain a rent holiday period, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended through April 2046. Rental payments under the three lease agreements are approximately $275.1 million over the lease term. In August 2015, we executed the expansion notice under the lease agreements to notify the landlord of our intent to lease approximately 300,000 square feet of additional space in a building that will be constructed at a future date. The lease related to this additional space has not yet been executed.
We recognized rent expense of $15.4 million, $13.2 million, and $4.4 million for the years ended July 31, 2015, 2014, and 2013, respectively. Rent expense is recognized on a straight-line basis over the term of the lease.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of July 31, 2015 (in thousands):

Amount
Years ending July 31:
2016	$20,821
2017	24,374
2018	27,133
2019	41,583
2020	42,043
2021 and thereafter	253,202
Committed gross lease payments	409,156
Less: proceeds from sublease rental	8,174
Net operating lease obligation	$400,982
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next twelve months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. Obligations under contracts that we can cancel without a significant penalty are not included. As of July 31, 2015, we had $42.8 million of open orders.
Litigation
In December 2011, Juniper Networks, Inc. (“Juniper”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement, which sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees. On September 30, 2013, we filed a lawsuit against Juniper in the United States District Court for the Northern District of California alleging that Juniper’s products infringe three of our U.S. patents, and sought monetary damages and a permanent injunction. On May 27, 2014, we entered into a Settlement, Release and Cross-License Agreement (the “Settlement Agreement”) with Juniper to resolve all pending litigation between the parties, including those discussed above. Refer to Note 9. Legal Settlement for more information on the Settlement Agreement.
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2015, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
9. Legal Settlement
Settlement, Release and Cross-License Agreement with Juniper
On May 27, 2014, we entered into the Settlement Agreement with Juniper, whereby we resolved all pending litigation matters. Under the terms of the Settlement Agreement, we agreed to pay Juniper a one-time settlement amount comprised of $75.0 million in cash, 1.1 million shares of our common stock, and a warrant to purchase 0.5 million shares of our common stock, in exchange for the following:

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
The fair value of the total consideration as of the settlement date was $182.5 million, which was comprised of $75.0 million in cash, $75.2 million in common stock, and $32.2 million in warrant. The fair values of the common stock and warrant were measured using the closing price of our common stock on the settlement date.
The warrant was issued on June 3, 2014 and entitled Juniper to purchase up to 0.5 million shares of common stock at an exercise price of $0.0001 per share and was classified as a liability during the period it was outstanding. On July 1, 2014, Juniper exercised the warrant in full. Accordingly, we recorded the change in the fair value of the warrant liability through the exercise date of $5.9 million within other income (expense), net in our consolidated statement of operations for the year ended July 31, 2014.
We accounted for the Settlement Agreement as a multiple-element arrangement and allocated the fair value of the consideration as of the settlement date to the identifiable elements based on their estimated fair values. Of the total settlement amount, $61.3 million was allocated to the licensing of intellectual property, $54.3 million was allocated to the mutual dismissal of claims, and the remaining amount was allocated to the mutual covenant not to sue. The mutual dismissal of claims and the mutual covenant not to sue have no identifiable future benefit, and as a result we recorded a settlement charge within legal settlement expense in our consolidated statement of operations for the year ended July 31, 2014. The licensing of intellectual property is being amortized to cost of product revenue in our consolidated statements of operations over the estimated period of benefit of five years.
Mutual Covenant Not to Sue and Release Agreement
On January 27, 2014, we executed a Mutual Covenant Not to Sue and Release Agreement with Fortinet, Inc., thereby extending an existing covenant for six more years. We evaluated the transaction as a multiple-element arrangement and allocated the one-time payment that we made in the amount of $20.0 million to each identifiable element using its relative fair value. Based on our estimates of fair value, we determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, we recorded a $20.0 million settlement charge within legal settlement expense in our consolidated statement of operations for the year ended July 31, 2014.

10. Stockholders’ Equity
In October 2012, we completed our secondary offering whereby certain stockholders of our company sold 4.8 million shares of common stock to the public at a price of $63.00 per share. The aggregate offering price for shares sold in the offering was approximately $290.3 million, net of underwriting discounts and commissions. We did not receive any proceeds from the sale of shares in this offering. Offering expenses were paid by the stockholders who sold shares of common stock in the offering.
11. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (our “2012 Plan”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering (IPO). Our 2012 Plan replaced our 2005 Equity Incentive Plan (our “2005 Plan”), which terminated upon the completion of our IPO, however, awards that were outstanding upon termination remained outstanding pursuant to their original terms. Our 2012 Plan provides for the granting of stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants.
Awards granted under our 2012 Plan vest over the periods determined by the board of directors, generally three to four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of a non-statutory stock option and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant. Since our IPO in 2012, awards granted under our 2012 Plan consist primarily of RSUs, which generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
A total of 18.5 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2015. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective upon completion of our IPO.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately six months starting on the first trading date on or after March 15 and September 15 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares during a six month period or $25,000 worth of stock for each calendar year.
A total of 1.8 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2015. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.

Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	5,830	$13.02	7.0	$395,507
Options granted	—	—
Options forfeited	(54)	17.43
Options exercised	(2,505)	11.99
Balance—July 31, 2015	3,271	$13.74	6.2	$562,906
Options vested and expected to vest—July 31, 2015	3,254	$13.70	6.1	$560,111
Options exercisable—July 31, 2015	2,578	$12.13	6.1	$447,799
The weighted-average grant-date fair value of options granted during the year ended July 31, 2013 was $26.09. The intrinsic value of options exercised during the years ended July 31, 2015, 2014, and 2013 was $301.1 million, $198.8 million, and $186.8 million, respectively. The grant-date fair value of options vested during the years ended July 31, 2015, 2014, and 2013 was $14.6 million, $17.1 million, and $21.4 million, respectively.
RSU Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2014	6,046	$59.84	1.4	$488,880
RSUs granted	4,142	122.36
RSUs vested	(2,511)	58.40
RSUs forfeited	(494)	70.55
Balance—July 31, 2015	7,183	$95.66	1.2	$1,334,817
RSUs vested and expected to vest—July 31, 2015	6,582	$94.90	1.2	$1,223,133
The weighted-average grant-date fair value of RSUs granted during the years ended July 31, 2015, 2014, and 2013 was $122.36, $61.00, and $54.51, respectively. The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2015, 2014, and 2013 was $350.4 million, $57.4 million, and $0.3 million, respectively.

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of July 31, 2015 (in thousands):

Number of shares
Balance—July 31, 2014	8,066
Authorized	3,578
RSUs granted	(4,142)
Repurchased	—
Options forfeited	54
RSUs forfeited	494
Balance—July 31, 2015	8,050
Employee Stock Purchase Plan
We recognized compensation expense of $6.7 million, $4.5 million, and $5.3 million in connection with our 2012 ESPP during the years ended July 31, 2015, 2014, and 2013, respectively. Employees purchased 0.2 million shares of common stock at an average exercise price of $75.09 per share during the year ended July 31, 2015.
Share-Based Compensation
We record share-based compensation awards based on fair value as of the grant date. For option awards and ESPP offerings we use the Black-Scholes option-pricing model to determine fair value. We recognize such costs as compensation expense on a straight-line basis over the requisite service period of the award. The assumptions for our option-pricing model are determined as follows:
Risk-Free Interest Rate
We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group or the term of our 2012 ESPP offering.
Expected Term
The expected term represents the period that our share-based awards are expected to be outstanding. We determined the expected term assumption based on the contractual term of the options adjusted for estimates of our employees' expected exercise and expected post-vesting termination behavior. For our 2012 ESPP, the expected term is based on the length of the offering period.
Volatility
Beginning in fiscal 2014, we determine the price volatility factor based on the historical volatility of our common stock. Prior to fiscal 2014, we determined the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.
Dividend Yield
The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
The following table summarizes the assumptions related to our stock options:

Year Ended July 31, 2013
Risk-free interest rate	1.0%
Expected term	6 years
Volatility	50%
Dividend yield	—%

The following table summarizes the assumptions related to our 2012 ESPP:

	Year Ended July 31,
	2015	2014	2013
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term	< 1 year	< 1 year	< 1 year
Volatility	40%	40%	42%
Dividend yield	—%	—%	—%
The following table summarizes share-based compensation included in costs and expenses (in thousands):

	Year Ended July 31,
	2015	2014	2013
Cost of product revenue	$3,858	$1,636	$765
Cost of services revenue	20,425	9,434	3,586
Research and development	74,837	29,524	9,931
Sales and marketing	84,113	42,647	20,493
General and administrative	38,198	16,668	9,101
Total share-based compensation	$221,431	$99,909	$43,876
At July 31, 2015, total compensation cost related to unvested share-based awards granted but not yet recognized was $557.0 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of three years. Future grants will increase the amount of compensation expense to be recorded in these periods.
For the year ended July 31, 2014, we accelerated the vesting of certain share-based awards in connection with our acquisitions of Morta and Cyvera and as a result, we recorded $3.4 million of compensation expense within general and administrative expense. For the year ended July 31, 2013, we modified the terms of certain share-based awards for a former employee and as a result, we recorded $1.9 million of compensation expense within sales and marketing expense.
12. Income Taxes
The following table presents the components of income (loss) before income taxes (in thousands):

	Year Ended July 31,
	2015	2014	2013
United States	$(47,493)	$(149,243)	$5,198
Foreign	(108,084)	(72,917)	(23,854)
Total	$(155,577)	$(222,160)	$(18,656)

The following table summarizes the provision for income taxes (in thousands):

	Year Ended July 31,
	2015	2014	2013
Federal:
Current	$1,757	$795	$5,883
Deferred	(2,972)	—	—
State:
Current	682	230	1,758
Deferred	(431)	(324)	—
Foreign:
Current	10,738	4,679	3,296
Deferred	(369)	(1,088)	(347)
Total	$9,405	$4,292	$10,590
The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes:

	Year Ended July 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	3.6	1.3	1.0
Foreign income at other than U.S. rates	(6.5)	(12.1)	(62.4)
Change in valuation allowance	(28.5)	(21.3)	(32.5)
Share-based compensation	(10.2)	(3.2)	(16.1)
Meals and entertainment	(0.6)	(0.3)	(2.0)
Amortization of deferred tax charges	(2.2)	—	—
Research credits	6.7	1.3	25.2
Other, net	(3.3)	(2.6)	(5.0)
Total	(6.0)%	(1.9)%	(56.8)%
During the year ended July 31, 2015, we completed several changes to our corporate structure to more closely align with the global nature of our business. As a result, we recorded deferred tax charges in prepaid expenses and other current assets and other assets on our consolidated balance sheets. These amounts are being amortized on a straight-line basis over the life of the associated assets as a component of provision for income taxes in our consolidated statements of operations.

The following table presents the components of our deferred tax assets and liabilities as of July 31, 2015 and July 31, 2014 (in thousands):

	July 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$38,936	$7,942
Deferred revenue	35,261	30,430
Research and development and foreign tax credits	20,123	8,741
Net operating loss carryforwards	18,376	32,282
Share-based compensation	35,893	17,715
Gross deferred tax assets	148,589	97,110
Valuation allowance	(138,354)	(89,309)
Total deferred tax assets	10,235	7,801
Deferred tax liabilities:
Fixed assets and intangible assets	(7,919)	(15,040)
Other deferred tax liabilities	(1,631)	(565)
Total deferred tax liabilities	(9,550)	(15,605)
Total	$685	$(7,804)
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2015, we have provided a valuation allowance for our federal, state, and certain foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by approximately $49.0 million from the year ended July 31, 2014 to the year ended July 31, 2015, which was primarily attributable to an increase in deferred tax assets in our federal and state jurisdictions.
Due to our acquisition of CirroSecure, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a tax benefit of $3.4 million for the year ended July 31, 2015.
As of July 31, 2015, we had federal, state, and foreign NOL carryforwards of approximately $752.9 million, $808.5 million, and $12.5 million, respectively as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts from the years ending July 31, 2027 through 2035 and July 31, 2017 through 2035, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2015, we had federal and state research and development tax credit carryforwards of approximately $17.2 million and $21.8 million, respectively as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts from the years ending July 31, 2026 through 2035. The state credit will carry forward indefinitely.
As of July 31, 2015, we had foreign tax credit carryforwards of $1.1 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts from the years ending July 31, 2021 through 2025.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
We use the with-and-without approach to determine the recognition and measurement of excess tax benefits resulting from share-based awards. Accordingly, we have elected to recognize excess income tax benefits from share-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. As of July 31, 2015, we had excess tax benefits from share-based awards of $680.7 million, $648.2 million, and $12.5 million included in federal, state, and foreign NOL, respectively. We also had $5.3 million of excess tax benefits from share-based awards included in federal research and development tax credit. The impact of this excess tax benefit is recognized as additional paid-in capital when it reduces taxes payable. We have elected to account for the indirect effects of share-based awards on other tax attributes, such as the research, foreign and other tax credits, through the consolidated statements of operations.

During the years ended July 31, 2015, 2014, and 2013, we recorded excess tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of RSUs directly to stockholders’ equity in the amount of $2.5 million, $1.0 million, and $6.8 million, respectively.
In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively extends the federal research and development credit, bonus depreciation, and other corporate tax incentives through December 31, 2014. Due to the valuation allowance against our domestic deferred tax assets, we did not recognize any discrete tax benefits during the year ended July 31, 2015 as a result of the legislation.
As of July 31, 2015, we had $67.2 million of unrecognized tax benefits, $10.8 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2014, we had $10.4 million of unrecognized tax benefits, $3.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States. As of July 31, 2015, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2015 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2015, 2014, and 2013, we recognized income tax expense related to interest and penalties of $1.1 million, $0.3 million, and $0.2 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $1.8 million and $0.6 million as of July 31, 2015 and 2014, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in thousands):

	Year Ended July 31,
	2015	2014	2013
Unrecognized tax benefits at the beginning of the period	$10,385	$6,561	$2,630
Additions for tax positions taken in prior years	6,061	428	585
Reductions for tax positions taken in prior years	(612)	—	(3)
Additions for tax positions taken in the current year	51,324	3,396	3,349
Unrecognized tax benefits at the end of the period	$67,158	$10,385	$6,561
As of July 31, 2015, we had approximately $7.0 million of undistributed earnings in foreign subsidiaries. We expect to permanently reinvest these earnings outside of the United States to fund future foreign operations. We project that we will have sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance our domestic operations. If we were to distribute these earnings to the United States, we would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. We have not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
13. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Year Ended July 31,
	2015	2014	2013
Net loss	$(164,982)	$(226,452)	$(29,246)
Weighted-average shares used to compute net loss per share, basic and diluted	81,619	74,291	68,682
Net loss per share, basic and diluted	$(2.02)	$(3.05)	$(0.43)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended July 31,
	2015	2014	2013
Options	3,271	5,830	10,033
RSUs	7,183	6,046	2,241
ESPP shares	78	95	114
Convertible senior notes	5,214	5,214	—
Warrants related to the issuance of convertible senior notes	5,214	5,214	—
Total	20,960	22,399	12,388
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
The following table presents revenue by geographic theater (in thousands):

	Year Ended July 31,
	2015	2014	2013
Revenue:
Americas
United States	$593,741	$363,174	$228,604
Other Americas	45,587	33,452	19,012
Total Americas	639,328	396,626	247,616
EMEA	178,719	126,915	91,496
APAC	110,005	74,638	56,995
Total revenue	$928,052	$598,179	$396,107
The following table presents revenue for groups of similar products and services (in thousands):

	Year Ended July 31,
	2015	2014	2013
Revenue:
Product	$492,658	$340,143	$243,707
Services
Subscription	212,676	123,236	71,203
Support and maintenance	222,718	134,800	81,197
Total services	435,394	258,036	152,400
Total revenue	$928,052	$598,179	$396,107
Substantially all of our assets were attributable to the Americas operations as of July 31, 2015 and 2014.

16. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited financial data for the years ended July 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	Oct. 31, 2014	Jan. 31, 2015	Apr. 30, 2015	Jul. 31, 2015
Revenue:
Product	$101,476	$115,621	$121,524	$154,037
Services	90,870	102,034	112,648	129,842
Total revenue	192,346	217,655	234,172	283,879
Cost of revenue:
Product	29,141	30,640	32,851	38,462
Services	24,320	28,685	31,544	35,856
Total cost of revenue	53,461	59,325	64,395	74,318
Total gross profit	138,885	158,330	169,777	209,561
Operating expenses:
Research and development	37,305	46,948	48,486	53,089
Sales and marketing	106,366	122,875	131,026	162,429
General and administrative	18,977	27,023	26,989	28,576
Total operating expenses	162,648	196,846	206,501	244,094
Operating loss	(23,763)	(38,516)	(36,724)	(34,533)
Interest expense	(5,489)	(5,539)	(5,631)	(5,666)
Other income (expense), net	341	344	(55)	(346)
Loss before income taxes	(28,911)	(43,711)	(42,410)	(40,545)
Provision for (benefit from) income taxes	1,157	(703)	3,525	5,426
Net loss	$(30,068)	$(43,008)	$(45,935)	$(45,971)
Net loss per share, basic and diluted	$(0.38)	$(0.53)	$(0.56)	$(0.55)

	Three Months Ended
	Oct. 31, 2013	Jan. 31, 2014	Apr. 30, 2014	Jul. 31, 2014
Revenue:
Product	$75,485	$80,823	$84,128	$99,707
Services	52,695	60,245	66,572	78,524
Total revenue	128,180	141,068	150,700	178,231
Cost of revenue:
Product	17,954	20,221	20,425	26,903
Services	15,853	17,283	19,285	21,704
Total cost of revenue	33,807	37,504	39,710	48,607
Total gross profit	94,373	103,564	110,990	129,624
Operating expenses:
Research and development	19,893	24,253	27,837	32,830
Sales and marketing	67,366	76,734	83,995	106,668
General and administrative	14,125	19,733	23,717	15,574
Legal settlement (Note 9)	—	20,000	121,173	—
Total operating expenses	101,384	140,720	256,722	155,072
Operating loss	(7,011)	(37,156)	(145,732)	(25,448)
Interest expense	(8)	(14)	(13)	(1,848)
Other income (expense), net	405	(170)	430	(5,595)
Loss before income taxes	(6,614)	(37,340)	(145,315)	(32,891)
Provision for (benefit from) income taxes	1,247	2,606	1,272	(833)
Net loss	$(7,861)	$(39,946)	$(146,587)	$(32,058)
Net loss per share, basic and diluted	$(0.11)	$(0.55)	$(1.96)	$(0.41)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2015, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK D. MCLAUGHLIN	Chief Executive Officer, President and Director (Principal Executive Officer)	September 17, 2015
Mark D. McLaughlin

/s/ STEFFAN C. TOMLINSON	Chief Financial Officer (Principal Accounting and Financial Officer)	September 17, 2015
Steffan C. Tomlinson

/s/ NIR ZUK	Chief Technical Officer and Director	September 17, 2015
Nir Zuk

/s/ ASHEEM CHANDNA	Director	September 17, 2015
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 17, 2015
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 17, 2015
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 17, 2015
James J. Goetz

/s/ STANLEY J. MERESMAN	Director	September 17, 2015
Stanley J. Meresman

/s/ DANIEL J. WARMENHOVEN	Director	September 17, 2015
Daniel J. Warmenhoven

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-35594	3.2	October 4, 2012

4.1	Warrant to Purchase Stock by Juniper Networks, Inc.	8-K	001-35594	4.1	June 4, 2014

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 30, 2014.	8-K	001-35594	4.1	July 1, 2014

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-K	001-35594	10.3	September 18, 2014

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.5*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.6*	Offer Letter between the Registrant and Mark D. McLaughlin, dated July 21, 2011, as amended.	S-1	333-180620	10.6	April 6, 2012

10.7*	Offer Letter between the Registrant and Steffan C. Tomlinson, dated January 17, 2012.	S-1	333-180620	10.7	April 6, 2012

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.9*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.10*	Letter Agreement between the Registrant and Wilson Xu, dated September 4, 2014.	10-K	001-35594	10.29	September 18, 2014

10.11*	Offer Letter between the Registrant and Stanley J. Meresman, dated September 8, 2014.	8-K	001-35594	10.1	September 22, 2014

10.12*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.13*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.14*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012.	8-K	001-35594	10.1	September 20, 2012

10.15*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.16	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.17	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.	10-K	001-35594	10.17	September 25, 2013

10.18	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit
10.19	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

10.20**	Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems Ltd., dated September 20, 2010.	S-1	333-180620	10.15	April 6, 2012

10.21*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Registrant and Nir Zuk.	8-K	001-35594	10.1	March 11, 2013

10.22*	Amendment to Restricted Stock Agreement, dated as of March 8, 2013, by and between the Registrant and Rajiv Batra.	8-K	001-35594	10.2	March 11, 2013

10.23	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.24	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.	10-Q	001-35594	10.1	June 3, 2014

10.25	Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.	10-Q	001-35594	10.2	June 3, 2014

10.26	Purchase Agreement, dated June 24, 2014, by and among the Registrant and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-35594	10.1	June 26, 2014

10.27	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 26, 2014

10.28	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 26, 2014

10.29	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.

10.30	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.

10.31	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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