Form 10-Q
period 2015-10-31
Palo Alto Networks Inc
filed 2015-11-24
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant's common stock as of November 16, 2015 was 85,908,948.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2015	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$275.8	$375.8
Short-term investments	485.5	413.2
Accounts receivable, net of allowance for doubtful accounts of $0.8 and $0.7 at October 31, 2015 and July 31, 2015, respectively	196.4	212.4
Prepaid expenses and other current assets	82.2	72.6
Total current assets	1,039.9	1,074.0
Property and equipment, net	76.7	62.9
Long-term investments	694.5	538.8
Goodwill	163.5	163.5
Intangible assets, net	51.0	52.7
Other assets	68.8	73.3
Total assets	$2,094.4	$1,965.2
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$17.5	$13.2
Accrued compensation	52.8	79.8
Accrued and other liabilities	38.3	28.2
Deferred revenue	477.3	423.9
Convertible senior notes, net	492.3	487.1
Total current liabilities	1,078.2	1,032.2
Long-term deferred revenue	327.2	289.8
Other long-term liabilities	62.5	67.4
Commitments and contingencies (Note 5)
Temporary equity	82.7	87.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100 shares authorized; none issued and outstanding at October 31, 2015 and July 31, 2015	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000 shares authorized; 85.9 and 84.8 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	1,083.6	988.7
Accumulated other comprehensive loss	(0.4)	(0.1)
Accumulated deficit	(539.4)	(500.7)
Total stockholders’ equity	543.8	487.9
Total liabilities, temporary equity, and stockholders’ equity	$2,094.4	$1,965.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2015	2014
Revenue:
Product	$147.7	$101.5
Services	149.5	90.8
Total revenue	297.2	192.3
Cost of revenue:
Product	38.8	29.1
Services	40.4	24.3
Total cost of revenue	79.2	53.4
Total gross profit	218.0	138.9
Operating expenses:
Research and development	59.7	37.3
Sales and marketing	158.3	106.4
General and administrative	30.8	19.0
Total operating expenses	248.8	162.7
Operating loss	(30.8)	(23.8)
Interest expense	(5.8)	(5.5)
Other income, net	2.2	0.4
Loss before income taxes	(34.4)	(28.9)
Provision for income taxes	4.3	1.2
Net loss	$(38.7)	$(30.1)
Net loss per share, basic and diluted	$(0.45)	$(0.38)
Weighted-average shares used to compute net loss per share, basic and diluted	85.1	79.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2015	2014
Net loss	$(38.7)	$(30.1)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(0.3)	0.1
Comprehensive loss	$(39.0)	$(30.0)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2015	2014
Cash flows from operating activities
Net loss	$(38.7)	$(30.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	72.9	38.4
Depreciation and amortization	9.2	6.1
Amortization of investment premiums, net of accretion of purchase discounts	0.8	0.7
Amortization of debt discount and debt issuance costs	5.7	5.5
Excess tax benefit from share-based compensation arrangements	(0.2)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	16.0	19.3
Prepaid expenses and other assets	5.0	3.4
Accounts payable	5.2	(4.5)
Accrued compensation	(27.0)	(12.8)
Accrued and other liabilities	7.0	1.0
Deferred revenue	90.8	48.2
Net cash provided by operating activities	146.7	74.9
Cash flows from investing activities
Purchases of investments	(512.5)	(247.9)
Proceeds from sales of investments	124.4	2.0
Proceeds from maturities of investments	144.1	50.7
Purchases of property, equipment, and other assets	(19.5)	(5.9)
Net cash used in investing activities	(263.5)	(201.1)
Cash flows from financing activities
Proceeds from sales of shares through employee equity incentive plans	16.6	15.8
Excess tax benefit from share-based compensation arrangements	0.2	0.3
Net cash provided by financing activities	16.8	16.1
Net decrease in cash and cash equivalents	(100.0)	(110.1)
Cash and cash equivalents—beginning of period	375.8	653.8
Cash and cash equivalents—end of period	$275.8	$543.7

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the Securities and Exchange Commission on September 17, 2015. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been reclassified to conform to current period presentation.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Principles of Consolidation
The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017 and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. The amended standard is effective for us for our first quarter of fiscal 2017 and will be applied on a retrospective basis. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The FASB subsequently delayed the effective date of the standard by one year and as a result, the standard is now effective for us for our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption as of the original effective date is permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.

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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of October 31, 2015 and July 31, 2015 (in millions):

	October 31, 2015				July 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government and agency securities	$—	$14.8	$—	$14.8	$—	$—	$—	$—
Total cash equivalents	—	14.8	—	14.8	—	—	—	—
Short-term investments:
Certificates of deposit	—	1.0	—	1.0	—	1.0	—	1.0
Corporate debt securities	—	111.6	—	111.6	—	97.8	—	97.8
U.S. government and agency securities	—	372.9	—	372.9	—	314.4	—	314.4
Total short-term investments	—	485.5	—	485.5	—	413.2	—	413.2
Long-term investments:
Corporate debt securities	—	180.3	—	180.3	—	92.9	—	92.9
U.S. government and agency securities	—	514.2	—	514.2	—	445.9	—	445.9
Total long-term investments	—	694.5	—	694.5	—	538.8	—	538.8
Total assets measured at fair value	$—	$1,194.8	$—	$1,194.8	$—	$952.0	$—	$952.0
Refer to Note 4. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2015.
3. Investments
The following tables summarize the unrealized gains and losses and fair value of our available-for-sale investments as of October 31, 2015 and July 31, 2015 (in millions):

	October 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1.0	$—	$—	$1.0
Corporate debt securities	292.1	0.1	(0.3)	291.9
U.S. government and agency securities	902.1	0.2	(0.4)	901.9
Total	$1,195.2	$0.3	$(0.7)	$1,194.8

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1.0	$—	$—	$1.0
Corporate debt securities	190.9	—	(0.2)	190.7
U.S. government and agency securities	760.2	0.3	(0.2)	760.3
Total	$952.1	$0.3	$(0.4)	$952.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at October 31, 2015 and July 31, 2015.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of October 31, 2015, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$500.2	$500.3
Due between one and three years	695.0	694.5
Total	$1,195.2	$1,194.8
4. Convertible Senior Notes
Convertible Senior Notes
On June 30, 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). The Notes mature on July 1, 2019 unless converted or repurchased in accordance with their terms prior to such date. The Notes do not contain any financial covenants and we cannot redeem the Notes prior to maturity.
The Notes are convertible for up to 5.2 million shares of our common stock at an initial conversion price of approximately $110.28 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding January 1, 2019, only under the following circumstances:

•
if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day (the “sale price condition”);

•
during the five business day period after any five consecutive trading day period, in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day (the “trading price condition”); or

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
The sale price condition was initially met during the fiscal quarter ended April 30, 2015. The sale price condition continued to be met through the fiscal quarter ended October 31, 2015 and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2016. Accordingly, the net carrying amount of the Notes was classified in current liabilities and a portion of the equity component representing the conversion option was classified as temporary equity in our condensed consolidated balance sheets as of October 31, 2015. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes.

The following table sets forth the components of the Notes as of October 31, 2015 and July 31, 2015 (in millions):

	October 31, 2015	July 31, 2015
Liability:
Principal	$575.0	$575.0
Less: debt discount, net of amortization	82.7	87.9
Net carrying amount	$492.3	$487.1

Equity (including temporary equity)	$(109.8)	$(109.8)
The total estimated fair value of the Notes was $896.3 million and $994.8 million at October 31, 2015 and July 31, 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2015 and July 31, 2015 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of October 31, 2015, the if-converted value of the Notes exceeded its principal amount by $308.0 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2015	2014
Amortization of debt discount	$5.2	$5.0
Amortization of debt issuance costs	0.5	0.5
Total interest expense recognized	$5.7	$5.5

Effective interest rate of the liability component	4.8%	4.8%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with respect to our common stock concurrent with the issuance of the Notes. The Note Hedges cover up to 5.2 million shares of our common stock and are exercisable upon conversion of the Notes. The Note Hedges will expire upon maturity of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The shares receivable related to the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
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
For more information on the Notes, the Note Hedges, and the Warrants, refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
5. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
In May 2015, we entered into three lease agreements for approximately 752,000 square feet of corporate office space in Santa Clara, California to serve as our future corporate headquarters. In October 2015, we entered into a fourth lease agreement for approximately 310,000 square feet of additional office space at the same location, which will commence in December 2017 and expire in April 2028. The site is currently under construction and as a result, the lease commencement date may change based on progress of the construction project. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended through April 2046. Rental payments under the fourth lease agreement are approximately $101.2 million over the initial lease term.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of October 31, 2015 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2016	$16.9
2017	25.1
2018	28.2
2019	41.9
2020	45.9
2021 and thereafter	350.5
Committed gross lease payments	508.5
Less: proceeds from sublease rental	7.4
Net operating lease obligation	$501.1
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of October 31, 2015, our purchase commitments under such orders were $46.3 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2015, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

6. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	3.3	$13.74	6.2	$562.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.4)	11.46
Balance—October 31, 2015	2.9	$14.06	5.9	$420.2
Options vested and expected to vest—October 31 2015	2.9	$14.04	5.9	$419.6
Options exercisable—October 31, 2015	2.5	$12.89	5.9	$364.2
Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in millions, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	7.2	$95.66	1.2	$1,334.8
RSUs granted	0.4	171.01
RSUs vested	(0.6)	66.60
RSUs forfeited	(0.2)	82.45
Balance—October 31, 2015	6.8	$103.05	1.1	$1,101.0
RSUs vested and expected to vest—October 31, 2015	6.5	$102.49	1.1	$1,046.0
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended October 31,
	2015	2014
Cost of product revenue	$1.3	$0.7
Cost of services revenue	7.0	3.5
Research and development	25.0	14.0
Sales and marketing	27.2	15.8
General and administrative	12.4	4.5
Total	$72.9	$38.5
At October 31, 2015, total compensation cost related to unvested share-based awards not yet recognized was $570.9 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years.

7. Income Taxes
Our provision for income taxes for the three months ended October 31, 2015 reflects an effective tax rate of negative 12.2%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the same period last year, our effective tax rate changed primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.
Our provision for income taxes for the three months ended October 31, 2014 reflects an effective tax rate of negative 4.0%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision consist of foreign income taxes, withholding taxes, and limited U.S. federal and state income tax due primarily to our net operating loss carryforward. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance.
8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2015	2014
Net loss	$(38.7)	$(30.1)
Weighted-average shares used to compute net loss per share, basic and diluted	85.1	79.4
Net loss per share, basic and diluted	$(0.45)	$(0.38)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	October 31,
	2015	2014
Options to purchase common stock	2.9	5.2
RSUs	6.8	6.2
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Total	20.1	21.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and services revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends of the components of our financial results and an analysis of our financial results comparing the three months ended October 31, 2015 to the three months ended October 31, 2014.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of October 31, 2015, including expected payment schedule.

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
For the first quarter of fiscal 2016 and 2015, revenues were $297.2 million and $192.3 million, respectively, representing year over year growth of 54.5%. All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 68.5% to $73.6 million, followed by support and maintenance services, which grew 60.9% to $75.9 million, and product, which grew 45.5% to $147.7 million.
Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support and maintenance. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. Our growth was also driven by increased security spending by customers, as security continues to be a critical business imperative for every business in the world. As of October 31, 2015, we had sold our products and services to more than 28,000 end-customers in over 140 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world.
Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which was released in August 2015 and is especially suited for service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Services revenue is generated from sales of subscriptions and support and maintenance, which together provide us with a source of recurring services revenue. Our subscriptions include two new services released during the first quarter of fiscal 2016: our Aperture subscription service, which provides content control for IT-sanctioned SaaS applications that are used to store and share end-customer’s data, and our AutoFocus cyber threat intelligence service, which provides prioritized actionable intelligence on targeted cyber attacks. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices.
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
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	October 31, 2015	July 31, 2015
	(in millions)
Total deferred revenue	$804.5	$713.7
Cash, cash equivalents, and investments	$1,455.8	$1,327.8

	Three Months Ended October 31,
	2015	2014
	(dollars in millions)
Total revenue	$297.2	$192.3
Year over year percentage increase	54.5%	50.1%
Gross margin percentage	73.3%	72.2%
Operating loss	$(30.8)	$(23.8)
Operating margin percentage	(10.4)%	(12.4)%
Billings (non-GAAP)	$388.0	$240.5
Cash flow provided by operating activities	$146.7	$74.9
Free cash flow (non-GAAP)	$127.2	$69.0

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

	Three Months Ended October 31,
	2015	2014
	(in millions)
Free cash flow (non-GAAP):
Cash flow provided by operating activities	$146.7	$74.9
Less: purchases of property, equipment, and other assets	19.5	5.9
Free cash flow (non-GAAP)	$127.2	$69.0
Net cash used in investing activities	$(263.5)	$(201.1)
Net cash provided by financing activities	$16.8	$16.1

•
Billings (non-GAAP). We define billings, a non-GAAP financial measure, as total revenue plus the change in deferred revenue during the period. Billings is a key measure used by our management to manage our business because billings drive deferred revenue, which is an important indicator of the health and visibility of our business. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscriptions and support and maintenance services, and as we monitor our near term cash flows. We believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended October 31,
	2015	2014
	(in millions)
Billings (non-GAAP):
Total revenue	$297.2	$192.3
Add: change in total deferred revenue	90.8	48.2
Billings (non-GAAP)	$388.0	$240.5
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$147.7	49.7%	$101.5	52.8%
Services	149.5	50.3%	90.8	47.2%
Total revenue	297.2	100.0%	192.3	100.0%
Cost of revenue:
Product	38.8	13.0%	29.1	15.2%
Services	40.4	13.7%	24.3	12.6%
Total cost of revenue	79.2	26.7%	53.4	27.8%
Total gross profit	218.0	73.3%	138.9	72.2%
Operating expenses:
Research and development	59.7	20.1%	37.3	19.4%
Sales and marketing	158.3	53.3%	106.4	55.3%
General and administrative	30.8	10.3%	19.0	9.9%
Total operating expenses	248.8	83.7%	162.7	84.6%
Operating loss	(30.8)	(10.4)%	(23.8)	(12.4)%
Interest expense	(5.8)	(1.9)%	(5.5)	(2.9)%
Other income, net	2.2	0.7%	0.4	0.2%
Loss before income taxes	(34.4)	(11.6)%	(28.9)	(15.1)%
Provision for income taxes	4.3	1.4%	1.2	0.5%
Net loss	$(38.7)	(13.0)%	$(30.1)	(15.6)%

Number of employees at period end	2,998		1,900

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

	Three Months Ended October 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in millions)
Revenue:
Product	$147.7	49.7%	$101.5	52.8%	$46.2	45.5%
Services
Subscription	73.6	24.8%	43.7	22.7%	29.9	68.5%
Support and maintenance	75.9	25.5%	47.1	24.5%	28.8	60.9%
Total services	149.5	50.3%	90.8	47.2%	58.7	64.6%
Total revenue	$297.2	100.0%	$192.3	100.0%	$104.9	54.5%
Revenue by geographic theater:
Americas	$211.3	71.1%	$131.8	68.6%	$79.5	60.3%
EMEA	53.7	18.1%	38.5	20.0%	15.2	39.6%
APAC	32.2	10.8%	22.0	11.4%	10.2	46.3%
Total revenue	$297.2	100.0%	$192.3	100.0%	$104.9	54.5%
Product revenue increased $46.2 million, or 45.5%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, driven by increased demand for our higher end appliances. The impact of changes in pricing on our product revenue was insignificant.
Services revenue increased $58.7 million, or 64.6%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to increased sales to new and existing end-customers. The mix between subscription revenue and support and maintenance revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support and maintenance services, and our ability to increase sales to new and existing customers. The impact of changes in pricing on our services revenue was insignificant.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (EMEA) and Asia Pacific and Japan (APAC) increased for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of services revenue.

•
Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer. Our cost of product revenue also includes amortization of intellectual property licenses, product testing costs, warranty costs, shipping costs, and personnel costs, which consist of salaries, benefits, bonuses, and share-based compensation associated with our operations organization. In addition, our cost of product revenue also includes allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to increase as our product revenue increases.

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, allocated costs, and uniform resource locator (URL) filtering database service fees. We expect our cost of services revenue to increase as our installed end-customer base grows.

	Three Months Ended October 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in millions)
Cost of revenue:
Product	$38.8	13.0%	$29.1	15.2%	$9.7	33.0%
Services	40.4	13.7%	24.3	12.6%	16.1	66.6%
Total cost of revenue	$79.2	26.7%	$53.4	27.8%	$25.8	48.3%
Includes share-based compensation of:
Product	$1.3		$0.7		$0.6	71.8%
Services	7.0		3.5		3.5	99.2%
Total share-based compensation included in cost of revenue	$8.3		$4.2		$4.1	94.4%
Cost of product revenue increased $9.7 million, or 33.0%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to an increase in product unit volume.
Cost of services revenue increased $16.1 million, or 66.6%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to increases in personnel costs of $8.6 million related to increasing our headcount, allocated costs of $2.6 million, and third party professional services costs of $1.4 million to expand our customer service capabilities to support our growing installed end-customer base.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, manufacturing costs, the mix of products sold, and the mix of revenue between products and services. For sales of our products, our higher end firewall products generally have higher gross margins than our lower end firewall products within each product series. For sales of our services, our subscriptions typically have higher gross margins than our support and maintenance. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended October 31,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Percentage
	(dollars in millions)
Gross profit:
Product	$108.9	73.8%	$72.4	71.3%	$36.5	2.5%
Services	109.1	72.9%	66.5	73.2%	42.6	(0.3)%
Total gross profit	$218.0	73.3%	$138.9	72.2%	$79.1	1.1%
Gross margin increased 110 basis points for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, driven by the increase of 250 basis points in product margin, which was due to our continued focus on material cost reductions and increased demand for our higher end appliances.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2015, we expect to recognize approximately $570.9 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

	Three Months Ended October 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in millions)
Operating expenses:
Research and development	$59.7	20.1%	$37.3	19.4%	$22.4	60.1%
Sales and marketing	158.3	53.3%	106.4	55.3%	51.9	48.8%
General and administrative	30.8	10.3%	19.0	9.9%	11.8	61.9%
Total operating expenses	$248.8	83.7%	$162.7	84.6%	$86.1	52.9%
Includes share-based compensation of:
Research and development	$25.0		$14.0		$11.0	78.3%
Sales and marketing	27.2		15.8		11.4	72.2%
General and administrative	12.4		4.5		7.9	180.9%
Total share-based compensation included in operating expenses	$64.6		$34.3		$30.3	88.8%
Research and development expense increased $22.4 million, or 60.1%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to an increase in personnel costs of $19.6 million, largely due to an increase in headcount, and an increase in allocated costs of $2.2 million.
Sales and marketing expense increased $51.9 million, or 48.8%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to an increase in personnel costs of $34.0 million, largely due to an increase in headcount, an increase in allocated costs of $6.5 million, an increase in travel and entertainment costs of $4.2 million, and an increase in demand generation activities, trade shows, and other marketing activities of $1.6 million.

General and administrative expense increased $11.8 million, or 61.9%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to an increase in personnel costs of $10.6 million, largely due to an increase in headcount.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended October 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$2.2	$0.4	$1.8	510.2%
Other income, net increased $1.8 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, due to an increase in interest income and higher foreign currency remeasurement gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended October 31,
	2015	2014	Change
	(dollars in millions)
Provision for income taxes	$4.3	$1.2	$3.1	264.0%
Effective tax rate	(12.2)%	(4.0)%
We recorded an income tax provision for the three months ended October 31, 2015, due to federal, state, and foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.
Liquidity and Capital Resources

	October 31, 2015	July 31, 2015
	(in millions)
Working capital (1)	$(38.3)	$41.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$275.8	$375.8
Investments	1,180.0	952.0
Total cash, cash equivalents, and investments	$1,455.8	$1,327.8
______________

(1)
The net carrying amount of the Notes was classified in current liabilities in our condensed consolidated balance sheets as of October 31, 2015 and July 31, 2015. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At October 31, 2015, our total cash, cash equivalents, and investments of $1.5 billion were held for general corporate purposes, of which approximately $93.8 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued the Notes, which mature on July 1, 2019, with an aggregate principal amount of $575.0 million. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
The following table summarizes our cash flows for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
	2015	2014
	(in millions)
Cash provided by operating activities	$146.7	$74.9
Cash used in investing activities	(263.5)	(201.1)
Cash provided by financing activities	16.8	16.1
Net decrease in cash and cash equivalents	$(100.0)	$(110.1)
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
Cash provided by operating activities during the three months ended October 31, 2015 was $146.7 million, an increase of $71.8 million compared to the three months ended October 31, 2014. The increase was due to growth of our business and changes in our assets and liabilities during the three months ended October 31, 2015, which included an increase in sales of subscription and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2015 was $263.5 million, an increase of $62.4 million compared to the three months ended October 31, 2014, due to higher net purchases of available-for-sale investments and an increase in investment in infrastructure and facilities to support the growth of our business.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities was flat for the three months ended October 31, 2015 compared to the three months ended October 31, 2014.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of October 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3- 5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019 (1)	$575.0	$—	$—	$575.0	$—
Operating lease obligations (2) (3)	508.5	23.3	57.5	90.6	337.1
Purchase obligations (4)	46.3	46.3	—	—	—
Total (5)	$1,129.8	$69.6	$57.5	$665.6	$337.1
______________

(1)
As of October 31, 2015, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2016. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases, including the lease agreement executed in October 2015 for additional corporate office space in Santa Clara, California. Refer to Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(3)	Excludes contractual sublease proceeds of $7.4 million, of which $3.0 million will be received in less than one year and $4.4 million will be received in one to three years.

(4)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(5)	No amounts related to income taxes are included. As of October 31, 2015, we had approximately $41.8 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of October 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on September 17, 2015, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since July 31, 2015. For our quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K filed with the SEC on September 17, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2015 to the end of the first quarter of fiscal 2016, our headcount increased from 2,637 to 2,998 employees, and our number of end-customers increased from over 26,000 to over 28,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers;

•	the budgeting cycles, seasonal buying patterns, and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	price competition;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	changes in the mix of our products and services, including increases in multi-year subscriptions and support and maintenance;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from recent acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we have completed, or that we may undertake;

•	our ability to increase the size and productivity of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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
We have recently experienced revenue growth rates of 54.5% and 50.1% in the first quarter of fiscal 2016 and 2015, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $38.7 million in the first quarter of fiscal 2016, $165.0 million in fiscal 2015, and $226.5 million in fiscal 2014, respectively. As a result, we had an accumulated deficit of $539.4 million at October 31, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

•
large companies such as Intel Corporation, International Business Machines Corporation, and Hewlett Packard Enterprise Company that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc., and FireEye, Inc., that offer a mix of network and endpoint security products; and Symantec Corporation, that offers endpoint security products; and

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
Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Furthermore, as a well-known provider of security solutions, any such breach could compromise our networks or networks secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation. Any of these negative outcomes could adversely impact market acceptance of our products and could seriously harm our business or operating results.

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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition, and operating results. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Additionally, any failure to hire, train, and adequately incentivize our sales personnel could negatively impact our growth. Further, the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our operating margins. In addition, if we are not effective in managing any leadership transition in our sales organization, our business could be adversely impacted and our operating results and financial condition could be harmed.
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
We depend on third-party manufacturers, primarily a subsidiary of Flextronics International Ltd. (“Flex”), our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing, as well as the risk that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. In addition, while the majority of our products are manufactured by our contract manufacturers at facilities located in the United States, any growth or expansion of such manufacturing at facilities in foreign countries may subject us to additional risks associated with complying with local rules and regulations. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders. In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflict minerals. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
We rely on revenue from subscription and support and maintenance services, which may decline, and because we recognize revenue from subscription and support and maintenance services over the term of the relevant service period, downturns or upturns in sales of these subscription and support and maintenance services are not immediately reflected in full in our operating results.
Services revenue accounts for a significant portion of our revenue, comprising 50.3% of total revenue in the first quarter of fiscal 2016 and 47.2% of total revenue in the first quarter of fiscal 2015. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional services sales in any period, as revenue from new and renewal subscription and support and maintenance contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of subscription and support and maintenance contracts would result in revenue for such contracts being recognized over longer periods of time.
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
The enterprise security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and services and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.
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
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the first quarter of fiscal 2016, two channel partners represented 58.7% of our total revenue, and as of October 31, 2015, two channel partners represented 57.9% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. For example, the U.S. Congress may take additional action to further reduce federal spending and the deficit, which could further impact our business and operating results.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc., in April 2014, we acquired Cyvera, and in May 2015, we acquired CirroSecure, Inc., all of which were cybersecurity companies. However, we have not made any other significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, in December 2011, Juniper, one of our competitors, filed a lawsuit against us alleging patent infringement. In September 2013, we filed a lawsuit against Juniper alleging patent infringement. In May 2014, we entered into a Settlement, Release and Cross-License Agreement with Juniper to resolve all pending disputes between Juniper and us, including dismissal of all pending litigation.
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
As of October 31, 2015, our goodwill and intangible assets were $214.5 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our operating results.
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
The market price of our common stock has been volatile since our initial public offering (IPO). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through November 16, 2015. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2015, we had approximately 85.9 million shares of our common stock outstanding.
We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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

Date: November 23, 2015

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date
			File No.	Exhibit

10.1	Lease by and between the Company and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K	001-35594	10.1	October 19, 2015

10.2	Amendment No. 1 to Lease by and between the Company and Santa Clara Phase I Property LLC, dated November 9, 2015.

10.3	Amendment No. 1 to Lease by and between the Company and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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