Form 10-Q
period 2016-01-31
Palo Alto Networks Inc
filed 2016-02-26
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of February 17, 2016 was 88,370,472.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2016	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$413.2	$375.8
Short-term investments	551.4	413.2
Accounts receivable, net of allowance for doubtful accounts of $0.8 and $0.7 at January 31, 2016 and July 31, 2015, respectively	254.4	212.4
Prepaid expenses and other current assets	88.1	72.6
Total current assets	1,307.1	1,074.0
Property and equipment, net	92.6	62.9
Long-term investments	631.1	538.8
Goodwill	163.5	163.5
Intangible assets, net	48.7	52.7
Other assets	73.6	73.3
Total assets	$2,316.6	$1,965.2
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$32.5	$13.2
Accrued compensation	71.2	79.8
Accrued and other liabilities	44.0	28.2
Deferred revenue	541.2	423.9
Convertible senior notes, net	497.5	487.1
Total current liabilities	1,186.4	1,032.2
Long-term deferred revenue	387.6	289.8
Other long-term liabilities	72.3	67.4
Commitments and contingencies (Note 5)
Temporary equity	77.5	87.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2016 and July 31, 2015	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 88.4 and 84.8 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	1,195.4	988.7
Accumulated other comprehensive loss	(0.7)	(0.1)
Accumulated deficit	(601.9)	(500.7)
Total stockholders’ equity	592.8	487.9
Total liabilities, temporary equity, and stockholders’ equity	$2,316.6	$1,965.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Revenue:
Product	$169.9	$115.6	$317.6	$217.1
Services	164.8	102.1	314.3	192.9
Total revenue	334.7	217.7	631.9	410.0
Cost of revenue:
Product	44.9	30.7	83.7	59.8
Services	49.3	28.7	89.7	53.0
Total cost of revenue	94.2	59.4	173.4	112.8
Total gross profit	240.5	158.3	458.5	297.2
Operating expenses:
Research and development	74.0	47.0	133.7	84.3
Sales and marketing	187.6	122.8	345.9	229.2
General and administrative	34.2	27.0	65.0	46.0
Total operating expenses	295.8	196.8	544.6	359.5
Operating loss	(55.3)	(38.5)	(86.1)	(62.3)
Interest expense	(5.8)	(5.5)	(11.6)	(11.0)
Other income, net	2.5	0.3	4.7	0.7
Loss before income taxes	(58.6)	(43.7)	(93.0)	(72.6)
Provision for (benefit from) income taxes	3.9	(0.7)	8.2	0.5
Net loss	$(62.5)	$(43.0)	$(101.2)	$(73.1)
Net loss per share, basic and diluted	$(0.72)	$(0.53)	$(1.18)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	86.6	80.8	85.8	80.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net loss	$(62.5)	$(43.0)	$(101.2)	$(73.1)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(0.3)	0.2	(0.6)	0.3
Comprehensive loss	$(62.8)	$(42.8)	$(101.8)	$(72.8)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2016	2015
Cash flows from operating activities
Net loss	$(101.2)	$(73.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	174.8	95.3
Depreciation and amortization	19.5	12.9
Amortization of investment premiums, net of accretion of purchase discounts	1.6	1.5
Amortization of debt discount and debt issuance costs	11.5	11.0
Excess tax benefit from share-based compensation arrangements	(0.5)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(42.0)	0.3
Prepaid expenses and other assets	(8.3)	(32.4)
Accounts payable	13.6	(1.9)
Accrued compensation	(8.6)	4.4
Accrued and other liabilities	25.0	21.8
Deferred revenue	215.1	113.3
Net cash provided by operating activities	300.5	151.8
Cash flows from investing activities
Purchases of investments	(610.2)	(587.2)
Proceeds from sales of investments	134.4	2.0
Proceeds from maturities of investments	228.0	109.9
Purchases of property, equipment, and other assets	(36.9)	(12.1)
Net cash used in investing activities	(284.7)	(487.4)
Cash flows from financing activities
Proceeds from sales of shares through employee equity incentive plans	21.1	23.5
Excess tax benefit from share-based compensation arrangements	0.5	1.3
Net cash provided by financing activities	21.6	24.8
Net increase (decrease) in cash and cash equivalents	37.4	(310.8)
Cash and cash equivalents—beginning of period	375.8	653.8
Cash and cash equivalents—end of period	$413.2	$343.0

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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the Securities and Exchange Commission on September 17, 2015. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been reclassified to conform to current period presentation.
Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017 and will be applied on either a prospective or retrospective basis. We are currently evaluating adoption methods and whether this standard will have a material impact on our condensed consolidated financial statements.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of January 31, 2016 and July 31, 2015 (in millions):

	January 31, 2016				July 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Certificates of deposit	$—	$—	$—	$—	$—	$1.0	$—	$1.0
Corporate debt securities	—	127.3	—	127.3	—	97.8	—	97.8
U.S. government and agency securities	—	424.1	—	424.1	—	314.4	—	314.4
Total short-term investments	—	551.4	—	551.4	—	413.2	—	413.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	—	—	—
Corporate debt securities	—	167.2	—	167.2	—	92.9	—	92.9
U.S. government and agency securities	—	458.5	—	458.5	—	445.9	—	445.9
Total long-term investments	—	631.1	—	631.1	—	538.8	—	538.8
Total assets measured at fair value	$—	$1,182.5	$—	$1,182.5	$—	$952.0	$—	$952.0
Refer to Note 4. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2016.
3. Investments
The following tables summarize the unrealized gains and losses and fair value of our available-for-sale investments as of January 31, 2016 and July 31, 2015 (in millions):

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	294.9	0.1	(0.5)	294.5
U.S. government and agency securities	882.9	0.2	(0.5)	882.6
Total	$1,183.2	$0.3	$(1.0)	$1,182.5

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1.0	$—	$—	$1.0
Corporate debt securities	190.9	—	(0.2)	190.7
U.S. government and agency securities	760.2	0.3	(0.2)	760.3
Total	$952.1	$0.3	$(0.4)	$952.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at January 31, 2016 and July 31, 2015.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of January 31, 2016, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$551.6	$551.4
Due between one and three years	631.6	631.1
Total	$1,183.2	$1,182.5
4. Convertible Senior Notes
Convertible Senior Notes
On June 30, 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). The Notes mature on July 1, 2019, unless converted or repurchased in accordance with their terms prior to such date. The Notes do not contain any financial covenants and we cannot redeem the Notes prior to maturity.
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
The sale price condition was initially met during the fiscal quarter ended April 30, 2015. The sale price condition continued to be met through the fiscal quarter ended January 31, 2016, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2016. Accordingly, the net carrying amount of the Notes was classified in current liabilities and a portion of the equity component representing the conversion option was classified as temporary equity in our condensed consolidated balance sheets as of January 31, 2016. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes.

The following table sets forth the components of the Notes as of January 31, 2016 and July 31, 2015 (in millions):

	January 31, 2016	July 31, 2015
Liability:
Principal	$575.0	$575.0
Less: debt discount, net of amortization	77.5	87.9
Net carrying amount	$497.5	$487.1

Equity (including temporary equity)	$(109.8)	$(109.8)
The total estimated fair value of the Notes was $840.2 million and $994.8 million at January 31, 2016 and July 31, 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2016 and July 31, 2015 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of January 31, 2016, the if-converted value of the Notes exceeded its principal amount by $278.7 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Amortization of debt discount	$5.2	$5.0	$10.4	$10.0
Amortization of debt issuance costs	0.6	0.5	1.1	1.0
Total interest expense recognized	$5.8	$5.5	$11.5	$11.0

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%
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
Warrants
Separately, but concurrently with our issuance of the Notes, we entered into transactions whereby we sold warrants (the “Warrants”) to acquire up to 5.2 million shares of our common stock at a strike price of approximately $137.85 per share, subject to adjustments. The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the Warrants. The Warrants are separate transactions and are not part of the Notes or Notes Hedges, and are not remeasured through earnings each reporting period. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
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
In May 2015, we entered into three lease agreements for approximately 752,000 square feet of corporate office space in Santa Clara, California to serve as our future corporate headquarters. In October 2015, we entered into a fourth lease agreement for approximately 310,000 square feet of additional office space at the same location. The fourth lease will commence in December

2017 and expire in April 2028, however, the site is currently under construction and as a result, the lease commencement date may change based on progress of the construction project. The fourth lease agreement contains a rent holiday period, scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended through April 2046. Rental payments under the fourth lease agreement are approximately $101.2 million over the initial lease term. For more information on the three lease agreements entered into in May 2015, refer to Note 8. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of January 31, 2016 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2016	$12.0
2017	25.0
2018	28.2
2019	41.8
2020	45.9
2021 and thereafter	350.6
Committed gross lease payments	503.5
Less: proceeds from sublease rental	6.6
Net operating lease obligation	$496.9
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of January 31, 2016, our purchase commitments under such orders were $39.0 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2016, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

6. Equity Award Plans
Stock Option Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to options exercisable, vested, and expected to vest are presented below (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	3.3	$13.74	6.2	$562.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.8)	12.20
Balance—January 31, 2016	2.5	$14.16	5.8	$339.9
Options vested and expected to vest—January 31, 2016	2.5	$14.15	5.8	$339.7
Options exercisable—January 31, 2016	2.3	$13.51	5.7	$316.3
Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans during the reporting period and a summary of information related to RSUs vested and expected to vest are presented below (in millions, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	7.2	$95.66	1.2	$1,334.8
RSUs granted	2.3	170.24
RSUs vested	(1.7)	81.41
RSUs forfeited	(0.3)	93.67
Balance—January 31, 2016	7.5	$121.61	1.2	$1,117.5
RSUs vested and expected to vest—January 31, 2016	7.1	$120.88	1.2	$1,057.1
Restricted Stock Award (RSA) Activities
During the three months ended January 31, 2016, we issued 1.1 million restricted shares of common stock to our employees with a grant-date fair value of $170.97 per share. The awards will vest over a period of three years from the date of grant. As of January 31, 2016, all of the restricted shares of common stock remained unvested and outstanding.

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Cost of product revenue	$1.6	$1.0	$2.9	$1.7
Cost of services revenue	10.5	5.1	17.5	8.6
Research and development	34.9	19.0	59.9	33.0
Sales and marketing	39.4	21.7	66.6	37.5
General and administrative	15.5	10.1	27.9	14.6
Total	$101.9	$56.9	$174.8	$95.4
At January 31, 2016, total compensation cost related to unvested share-based awards not yet recognized was $924.1 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years.
7. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2016 reflects an effective tax rate of (6.9)% and (8.9)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on quarter and year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.
Our provision for (benefit from) income taxes for the three and six months ended January 31, 2015 reflects an effective tax rate of 1.6% and (0.6)%, respectively. Our effective tax rate for the six months ended January 31, 2015 was negative as we recorded a provision for income taxes on year to date losses. Our effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax losses which derive no benefit, non-deductible share-based compensation, and foreign income and withholding taxes.
In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law. Among its provisions, the PATH Act retroactively extends the bonus depreciation and other corporate tax incentives through December 31, 2019, and permanently extends the federal research and development credit. The adjustment to our deferred tax assets as a result of the PATH Act was fully offset by our valuation allowance. The income tax benefit derived from the PATH Act for the fiscal year ending July 31, 2016 is dependent on actual results for the year.
8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net loss	$(62.5)	$(43.0)	$(101.2)	$(73.1)
Weighted-average shares used to compute net loss per share, basic and diluted	86.6	80.8	85.8	80.1
Net loss per share, basic and diluted	$(0.72)	$(0.53)	$(1.18)	$(0.91)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2016	2015
RSUs	7.5	7.7
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	2.5	4.5
RSAs	1.1	—
ESPP shares	0.1	0.1
Total	21.6	22.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and services revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. An analysis of our generally accepted accounting principles (“GAAP”) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2016 to the three and six months ended January 31, 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of January 31, 2016, including expected payment schedule.

•	Critical Accounting Estimates. A discussion of accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

Overview
We have pioneered the next-generation of security with our innovative platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling the increasingly complex and rapidly growing number of applications running on their networks and by preventing breaches that stem from targeted cyber attacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content. As a result, it provides in-depth visibility into all traffic and all applications at the user level in order to control usage, content, risks, and cyber threats. Our security platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall delivers application, user, and content visibility and control, as well as protection against network-based cyber threats, through our proprietary hardware and software architecture that is integrated within the firewall. Our Advanced Endpoint Protection prevents cyber attacks that aim to exploit software vulnerabilities on a broad variety of fixed and virtual endpoints and servers. Our Threat Intelligence Cloud provides central intelligence capabilities, security for software as a service (“SaaS”) applications, and automated delivery of preventative measures against cyber attacks.
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
For the second quarter of fiscal 2016 and 2015, revenues were $334.7 million and $217.7 million, respectively, representing year over year growth of 53.8%. All three components of our hybrid SaaS revenue model experienced year over year growth, led by revenue from subscription services, which grew 68.2% to $84.3 million, followed by support and maintenance services, which grew 55.1% to $80.5 million, and product, which grew 46.9% to $169.9 million.
Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support and maintenance. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2016, we had sold our products and services to more than 30,000 end-customers in over 140 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world.
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

	January 31, 2016	July 31, 2015
	(in millions)
Total deferred revenue	$928.8	$713.7
Cash, cash equivalents, and investments	$1,595.7	$1,327.8

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(dollars in millions)
Total revenue	$334.7	$217.7	$631.9	$410.0
Year over year percentage increase	53.8%	54.3%	54.1%	52.3%
Gross margin percentage	71.9%	72.7%	72.6%	72.5%
Operating loss	$(55.3)	$(38.5)	$(86.1)	$(62.3)
Operating margin percentage	(16.5)%	(17.7)%	(13.6)%	(15.2)%
Billings (non-GAAP)	$459.0	$282.8	$847.0	$523.3
Cash flow provided by operating activities			$300.5	$151.8
Free cash flow (non-GAAP)			$263.6	$139.7

•
Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other productive assets, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Six Months Ended January 31,
	2016	2015
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$300.5	$151.8
Less: purchases of property, equipment, and other assets	36.9	12.1
Free cash flow (non-GAAP)	$263.6	$139.7
Net cash used in investing activities	$(284.7)	$(487.4)
Net cash provided by financing activities	$21.6	$24.8

•
Billings (non-GAAP). We define billings, a non-GAAP financial measure, as total revenue plus the change in deferred revenue during the period. We consider billings to be a key measure used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes services revenue, which is recognized ratably over the subscription period or the period in which the services are expected to be performed, as the case may be, and product revenue, which is recognized at the time of shipment, provided that all other revenue recognition criteria have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscriptions and support and maintenance services, and as we monitor our near term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in millions)
Billings (non-GAAP):
Total revenue	$334.7	$217.7	$631.9	$410.0
Add: change in total deferred revenue	124.3	65.1	215.1	113.3
Billings (non-GAAP)	$459.0	$282.8	$847.0	$523.3

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$169.9	50.7%	$115.6	53.1%	$317.6	50.3%	$217.1	53.0%
Services	164.8	49.3%	102.1	46.9%	314.3	49.7%	192.9	47.0%
Total revenue	334.7	100.0%	217.7	100.0%	631.9	100.0%	410.0	100.0%
Cost of revenue:
Product	44.9	13.4%	30.7	14.1%	83.7	13.2%	59.8	14.6%
Services	49.3	14.7%	28.7	13.2%	89.7	14.2%	53.0	12.9%
Total cost of revenue	94.2	28.1%	59.4	27.3%	173.4	27.4%	112.8	27.5%
Total gross profit	240.5	71.9%	158.3	72.7%	458.5	72.6%	297.2	72.5%
Operating expenses:
Research and development	74.0	22.1%	47.0	21.6%	133.7	21.2%	84.3	20.5%
Sales and marketing	187.6	56.0%	122.8	56.5%	345.9	54.7%	229.2	55.9%
General and administrative	34.2	10.3%	27.0	12.3%	65.0	10.3%	46.0	11.3%
Total operating expenses	295.8	88.4%	196.8	90.4%	544.6	86.2%	359.5	87.7%
Operating loss	(55.3)	(16.5)%	(38.5)	(17.7)%	(86.1)	(13.6)%	(62.3)	(15.2)%
Interest expense	(5.8)	(1.7)%	(5.5)	(2.5)%	(11.6)	(1.8)%	(11.0)	(2.7)%
Other income, net	2.5	0.7%	0.3	0.1%	4.7	0.7%	0.7	0.2%
Loss before income taxes	(58.6)	(17.5)%	(43.7)	(20.1)%	(93.0)	(14.7)%	(72.6)	(17.7)%
Provision for (benefit from) income taxes	3.9	1.2%	(0.7)	(0.3)%	8.2	1.3%	0.5	0.1%
Net loss	$(62.5)	(18.7)%	$(43.0)	(19.8)%	$(101.2)	(16.0)%	$(73.1)	(17.8)%

Number of employees at period end					3,343		2,083
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Revenue:
Product	$169.9	$115.6	$54.3	46.9%	$317.6	$217.1	$100.5	46.3%
Services
Subscription	84.3	50.1	34.2	68.2%	157.9	93.8	64.1	68.4%
Support and maintenance	80.5	52.0	28.5	55.1%	156.4	99.1	57.3	57.9%
Total services	164.8	102.1	62.7	61.6%	314.3	192.9	121.4	63.0%
Total revenue	$334.7	$217.7	$117.0	53.8%	$631.9	$410.0	$221.9	54.1%
Revenue by geographic theater:
Americas	$229.7	$147.1	$82.6	56.2%	$441.0	$278.9	$162.1	58.1%
EMEA	62.1	44.8	17.3	38.4%	115.8	83.3	32.5	39.0%
APAC	42.9	25.8	17.1	66.7%	75.1	47.8	27.3	57.3%
Total revenue	$334.7	$217.7	$117.0	53.8%	$631.9	$410.0	$221.9	54.1%
Product revenue increased $54.3 million, or 46.9%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, and increased $100.5 million, or 46.3%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The increases in both periods were driven by increased demand for our higher end appliances. The change in product revenue due to pricing was not significant for either period.
Services revenue increased $62.7 million, or 61.6%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, and increased $121.4 million, or 63.0%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The increases in both periods were due to increased sales to new and existing end-customers. The mix between subscription revenue and support and maintenance revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support and maintenance services, and our ability to increase sales to new and existing customers. The change in services revenue due to pricing was not significant for either period.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

•
Cost of Services Revenue. Cost of services revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, allocated costs, and uniform resource locator (“URL”) filtering database service fees. We expect our cost of services revenue to increase as our installed end-customer base grows.

	Three Months Ended January 31,				Six Months Ended January 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of revenue:
Product	$44.9	$30.7	$14.2	46.7%	$83.7	$59.8	$23.9	40.0%
Services	49.3	28.7	20.6	71.4%	89.7	53.0	36.7	69.2%
Total cost of revenue	$94.2	$59.4	$34.8	58.7%	$173.4	$112.8	$60.6	53.8%
Includes share-based compensation of:
Product	$1.6	$1.0	$0.6	72.5%	$2.9	$1.7	$1.2	72.2%
Services	10.5	5.1	5.4	105.8%	17.5	8.6	8.9	103.1%
Total share-based compensation included in cost of revenue	$12.1	$6.1	$6.0	100.6%	$20.4	$10.3	$10.1	98.0%
Cost of product revenue increased $14.2 million, or 46.7%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, and increased $23.9 million, or 40.0%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015. The increases in both periods were due to an increase in product unit volume.
Cost of services revenue increased $20.6 million, or 71.4%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, due to increases in personnel costs of $10.5 million related to headcount growth, allocated costs of $3.2 million, and third-party professional services costs of $2.6 million to expand our customer service capabilities to support our growing installed end-customer base.
Cost of services revenue increased $36.7 million, or 69.2%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, due to increases in personnel costs of $19.0 million related to headcount growth, allocated costs of $5.7 million, and third-party professional services costs of $4.0 million to expand our customer service capabilities to support our growing installed end-customer base.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2016		2015		2016		2015
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Gross profit:
Product	$125.0	73.5%	$84.9	73.5%	$233.9	73.6%	$157.3	72.5%
Services	115.5	70.2%	73.4	71.9%	224.6	71.5%	139.9	72.5%
Total gross profit	$240.5	71.9%	$158.3	72.7%	$458.5	72.6%	$297.2	72.5%
Product gross margin was flat for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Services gross margin decreased 170 basis points for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, driven by headcount growth within our global customer support organization in order to support our growing installed end-customer base.
Product gross margin increased 110 basis points for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, driven by our continued focus on material cost reductions. Services gross margin decreased 100 basis points for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, driven by headcount growth within our global customer support organization in order to support our growing installed end-customer base.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2016, we expect to recognize approximately $924.1 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Operating expenses:
Research and development	$74.0	$47.0	$27.0	57.5%	$133.7	$84.3	$49.4	58.6%
Sales and marketing	187.6	122.8	64.8	52.7%	345.9	229.2	116.7	50.9%
General and administrative	34.2	27.0	7.2	27.3%	65.0	46.0	19.0	41.6%
Total operating expenses	$295.8	$196.8	$99.0	50.3%	$544.6	$359.5	$185.1	51.5%
Includes share-based compensation of:
Research and development	$34.9	$19.0	$15.9	84.0%	$59.9	$33.0	$26.9	81.6%
Sales and marketing	39.4	21.7	17.7	81.2%	66.6	37.5	29.1	77.4%
General and administrative	15.5	10.1	5.4	53.1%	27.9	14.6	13.3	92.2%
Total share-based compensation included in operating expenses	$89.8	$50.8	$39.0	76.7%	$154.4	$85.1	$69.3	81.6%
Research and development expense increased $27.0 million, or 57.5%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, due to an increase in personnel costs of $23.9 million, largely due to headcount growth, and an increase in allocated costs of $2.5 million.

Research and development expense increased $49.4 million, or 58.6%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, due to an increase in personnel costs of $43.5 million, largely due to headcount growth, and an increase in allocated costs of $4.6 million.
Sales and marketing expense increased $64.8 million, or 52.7%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, due to an increase in personnel costs of $44.9 million, largely due to headcount growth, an increase in allocated costs of $8.2 million, an increase in travel and entertainment costs of $4.0 million, and an increase in demand generation activities, trade shows, and other marketing activities of $1.6 million.
Sales and marketing expense increased $116.7 million, or 50.9%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, due to an increase in personnel costs of $79.0 million, largely due to headcount growth, an increase in allocated costs of $14.7 million, an increase in travel and entertainment costs of $8.2 million, and an increase in demand generation activities, trade shows, and other marketing activities of $3.2 million.
General and administrative expense increased $7.2 million, or 27.3%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, due to an increase in personnel costs of $7.4 million, largely due to headcount growth.
General and administrative expense increased $19.0 million, or 41.6%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, due to an increase in personnel costs of $18.0 million, largely due to headcount growth.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended January 31,				Six Months Ended January 31,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$2.5	$0.3	$2.2	NM	$4.7	$0.7	$4.0	NM
Other income, net increased $2.2 million and $4.0 million for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015, due to an increase in interest income and higher foreign currency remeasurement gains.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(dollars in millions)
Provision for (benefit from) income taxes	$3.9	$(0.7)	$8.2	$0.5
Effective tax rate	(6.9)%	1.6%	(8.9)%	(0.6)%
We recorded an income tax provision for the three and six months ended January 31, 2016, due to federal, state, and foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015, primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.

Liquidity and Capital Resources

	January 31, 2016	July 31, 2015
	(in millions)
Working capital (1)	$120.7	$41.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$413.2	$375.8
Investments	1,182.5	952.0
Total cash, cash equivalents, and investments	$1,595.7	$1,327.8
______________

(1)
The net carrying amount of the Notes was classified in current liabilities in our condensed consolidated balance sheets as of January 31, 2016 and July 31, 2015. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At January 31, 2016, our total cash, cash equivalents, and investments of $1.6 billion were held for general corporate purposes, of which approximately $130.9 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”), which mature on July 1, 2019. Prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
The following table summarizes our cash flows for the six months ended January 31, 2016 and 2015:

	Six Months Ended January 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$300.5	$151.8
Net cash used in investing activities	(284.7)	(487.4)
Net cash provided by financing activities	21.6	24.8
Net increase (decrease) in cash and cash equivalents	$37.4	$(310.8)
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
Cash provided by operating activities during the six months ended January 31, 2016 was $300.5 million, an increase of $148.7 million compared to the six months ended January 31, 2015. The increase was due to growth of our business and changes in our assets and liabilities during the six months ended January 31, 2016, which included an increase in sales of subscription and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2016 was $284.7 million, a decrease of $202.7 million compared to the six months ended January 31, 2015, due to lower net purchases of available-for-sale investments, partially offset by an increase in investment in infrastructure and facilities to support the growth of our business.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the six months ended January 31, 2016 was $21.6 million, a decrease of $3.2 million compared to the six months ended January 31, 2015, due to lower proceeds from the sale of shares through employee equity incentive plans.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of January 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019 (1)	$575.0	$—	$—	$575.0	$—
Operating lease obligations (2) (3)	503.5	24.6	61.5	93.8	323.6
Purchase obligations (4)	39.0	39.0	—	—	—
Total (5)	$1,117.5	$63.6	$61.5	$668.8	$323.6
______________

(1)
As of January 31, 2016, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2016. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases, including the lease agreement executed in October 2015 for additional corporate office space in Santa Clara, California. Refer to Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(3)	Excludes contractual sublease proceeds of $6.6 million, of which $3.0 million will be received in less than one year and $3.6 million will be received in one to three years.

(4)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(5)	No amounts related to income taxes are included. As of January 31, 2016, we had approximately $42.2 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of January 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on September 17, 2015, reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, from the end of fiscal 2015 to the end of the second quarter of fiscal 2016, our headcount increased from 2,637 to 3,343 employees, and our number of end-customers increased from over 26,000 to over 30,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•	changes in the mix of our products and services, including increases in multi-year subscriptions and support and maintenance;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we have completed, or that we may undertake;

•	our ability to increase the size and productivity of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer attach rates and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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
We have recently experienced revenue growth rates of 54.1% and 52.3% in the six months ended January 31, 2016 and six months ended January 31, 2015, respectively. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. We incurred a net loss of $101.2 million in the first two quarters of fiscal 2016, $165.0 million in fiscal 2015, and $226.5 million in fiscal 2014, respectively. As a result, we had an accumulated deficit of $601.9 million at January 31, 2016. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
We depend on third-party manufacturers, primarily a subsidiary of Flextronics International Ltd. (“Flex”), our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products continue to be manufactured by our contract manufacturers at facilities located in the United States, and over time a growing portion of our products may be manufactured outside the United States. As we look for savings opportunities, our third-party manufacturers may shift the production of key components in our products to manufacturing facilities located in foreign countries, which may subject us to additional logistical risks or risks associated with complying with local rules and regulations in these foreign countries. Any manufacturing and logistics disruption by these third-party manufacturers could severely impair our ability to fulfill orders.
We are also subject to risks that minerals which originate from the Democratic Republic of the Congo and adjoining countries, or conflict minerals, may be included in our products. Accordingly, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose, and report whether or not our products contain conflict minerals. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.
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
Services revenue accounts for a significant portion of our revenue, comprising 49.7% of total revenue in the six months ended January 31, 2016 and 47.0% of total revenue in the six months ended January 31, 2015. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional services sales in any period, as revenue from new and renewal subscription and support and maintenance contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of subscription and support and maintenance contracts would result in revenue for such contracts being recognized over longer periods of time.
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
Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

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
For the six months ended January 31, 2016, two channel partners represented 59.5% of our total revenue, and as of January 31, 2016, two channel partners represented 58.9% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations or to issue rulings that invalidate prior laws or regulations. For example, the European Commission is considering adoption of a general data protection regulation that would supersede current European Union (“EU”) data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the EU, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
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
As of January 31, 2016, our goodwill and intangible assets were $212.2 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our operating results.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation, contract manufacturing liabilities, loss contingencies, income taxes, and, with respect to business combinations, determining purchase price allocation and estimating the fair value of assets acquired and liabilities assumed.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through February 17, 2016. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2016, we had approximately 88.4 million shares of our common stock outstanding.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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

Date: February 25, 2016

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Company and Flextronics Telecom Systems Ltd., dated December 8, 2015.	8-K	001-35594	10.1	December 14, 2015

10.2	Amendment No. 1 to Lease by and between the Company and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.3	Amendment No. 1 to Lease by and between the Company and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

*	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.