Form 10-Q
period 2016-04-30
Palo Alto Networks Inc
filed 2016-05-27
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of May 17, 2016 was 89,602,652.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	April 30, 2016	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$550.0	$375.8
Short-term investments	537.5	413.2
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $0.7 at April 30, 2016 and July 31, 2015, respectively	267.6	212.4
Prepaid expenses and other current assets	91.1	72.6
Total current assets	1,446.2	1,074.0
Property and equipment, net	100.5	62.9
Long-term investments	682.9	538.8
Goodwill	163.5	163.5
Intangible assets, net	46.4	52.7
Other assets	67.5	73.3
Total assets	$2,507.0	$1,965.2
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$24.3	$13.2
Accrued compensation	56.4	79.8
Accrued and other liabilities	45.1	28.2
Deferred revenue	610.4	423.9
Convertible senior notes, net	502.8	487.1
Total current liabilities	1,239.0	1,032.2
Long-term deferred revenue	458.8	289.8
Other long-term liabilities	78.0	67.4
Commitments and contingencies (Note 5)
Temporary equity	72.2	87.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2016 and July 31, 2015	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 89.6 and 84.8 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	1,330.5	988.7
Accumulated other comprehensive income (loss)	0.6	(0.1)
Accumulated deficit	(672.1)	(500.7)
Total stockholders’ equity	659.0	487.9
Total liabilities, temporary equity, and stockholders’ equity	$2,507.0	$1,965.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Revenue:
Product	$162.1	$121.5	$479.7	$338.6
Services	183.7	112.7	498.0	305.6
Total revenue	345.8	234.2	977.7	644.2
Cost of revenue:
Product	43.2	32.8	126.9	92.6
Services	51.7	31.6	141.4	84.6
Total cost of revenue	94.9	64.4	268.3	177.2
Total gross profit	250.9	169.8	709.4	467.0
Operating expenses:
Research and development	74.0	48.4	207.7	132.7
Sales and marketing	202.0	131.1	547.9	360.3
General and administrative	33.5	27.0	98.5	73.0
Total operating expenses	309.5	206.5	854.1	566.0
Operating loss	(58.6)	(36.7)	(144.7)	(99.0)
Interest expense	(5.8)	(5.7)	(17.4)	(16.7)
Other income, net	1.0	—	5.7	0.7
Loss before income taxes	(63.4)	(42.4)	(156.4)	(115.0)
Provision for income taxes	6.8	3.5	15.0	4.0
Net loss	$(70.2)	$(45.9)	$(171.4)	$(119.0)
Net loss per share, basic and diluted	$(0.80)	$(0.56)	$(1.98)	$(1.47)
Weighted-average shares used to compute net loss per share, basic and diluted	87.8	82.3	86.5	80.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net loss	$(70.2)	$(45.9)	$(171.4)	$(119.0)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	1.3	(0.1)	0.7	0.2
Comprehensive loss	$(68.9)	$(46.0)	$(170.7)	$(118.8)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2016	2015
Cash flows from operating activities
Net loss	$(171.4)	$(119.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	283.2	155.5
Depreciation and amortization	30.7	20.3
Amortization of investment premiums, net of accretion of purchase discounts	2.4	2.3
Amortization of debt discount and debt issuance costs	17.4	16.6
Excess tax benefit from share-based compensation arrangements	(0.7)	(0.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(55.3)	(15.0)
Prepaid expenses and other assets	(7.1)	(30.9)
Accounts payable	11.7	(3.9)
Accrued compensation	(23.4)	4.8
Accrued and other liabilities	27.6	27.5
Deferred revenue	355.5	181.3
Net cash provided by operating activities	470.6	239.0
Cash flows from investing activities
Purchases of investments	(830.1)	(666.5)
Proceeds from sales of investments	137.4	7.0
Proceeds from maturities of investments	409.6	200.8
Purchases of property, equipment, and other assets	(56.2)	(21.9)
Net cash used in investing activities	(339.3)	(480.6)
Cash flows from financing activities
Proceeds from sales of shares through employee equity incentive plans	42.2	41.4
Excess tax benefit from share-based compensation arrangements	0.7	0.5
Net cash provided by financing activities	42.9	41.9
Net increase (decrease) in cash and cash equivalents	174.2	(199.7)
Cash and cash equivalents—beginning of period	375.8	653.8
Cash and cash equivalents—end of period	$550.0	$454.1

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the Securities and Exchange Commission on September 17, 2015. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures, and classification of excess tax benefits on the statement of cash flows. The standard is effective for us for our first quarter of fiscal 2018, however, early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. The standard is effective for us for our first quarter of fiscal 2020 and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard is effective for us for our first quarter of fiscal 2017 and will be applied on a prospective basis. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
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
The following table presents the fair value of our financial assets and liabilities using the above input categories as of April 30, 2016 and July 31, 2015 (in millions):

	April 30, 2016				July 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Certificates of deposit	$—	$—	$—	$—	$—	$1.0	$—	$1.0
Corporate debt securities	—	110.3	—	110.3	—	97.8	—	97.8
U.S. government and agency securities	—	427.2	—	427.2	—	314.4	—	314.4
Total short-term investments	—	537.5	—	537.5	—	413.2	—	413.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	—	—	—
Corporate debt securities	—	190.0	—	190.0	—	92.9	—	92.9
U.S. government and agency securities	—	487.5	—	487.5	—	445.9	—	445.9
Total long-term investments	—	682.9	—	682.9	—	538.8	—	538.8
Total assets measured at fair value	$—	$1,220.4	$—	$1,220.4	$—	$952.0	$—	$952.0
Refer to Note 4. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2016.
3. Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments as of April 30, 2016 and July 31, 2015 (in millions):

	April 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	299.8	0.5	—	300.3
U.S. government and agency securities	914.4	0.5	(0.2)	914.7
Total	$1,219.6	$1.0	$(0.2)	$1,220.4

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1.0	$—	$—	$1.0
Corporate debt securities	190.9	—	(0.2)	190.7
U.S. government and agency securities	760.2	0.3	(0.2)	760.3
Total	$952.1	$0.3	$(0.4)	$952.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at April 30, 2016 and July 31, 2015.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of April 30, 2016, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$537.4	$537.5
Due between one and three years	682.2	682.9
Total	$1,219.6	$1,220.4
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
The sale price condition was initially met during the fiscal quarter ended April 30, 2015. The sale price condition continued to be met through the fiscal quarter ended April 30, 2016, and as a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2016. Accordingly, the net carrying amount of the Notes was classified in current liabilities and a portion of the equity component representing the conversion option was classified as temporary equity in our condensed consolidated balance sheets as of April 30, 2016. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes.

The following table sets forth the components of the Notes as of April 30, 2016 and July 31, 2015 (in millions):

	April 30, 2016	July 31, 2015
Liability:
Principal	$575.0	$575.0
Less: debt discount, net of amortization	72.2	87.9
Net carrying amount	$502.8	$487.1

Equity (including temporary equity)	$(109.8)	$(109.8)
The total estimated fair value of the Notes was $844.4 million and $994.8 million at April 30, 2016 and July 31, 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2016 and July 31, 2015 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of April 30, 2016, the if-converted value of the Notes exceeded its principal amount by $210.9 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Amortization of debt discount	$5.3	$5.1	$15.7	$15.1
Amortization of debt issuance costs	0.6	0.5	1.7	1.5
Total interest expense recognized	$5.9	$5.6	$17.4	$16.6

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%
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
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of April 30, 2016 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2016	$6.4
2017	25.1
2018	28.4
2019	42.1
2020	46.1
2021 and thereafter	350.7
Committed gross lease payments	498.8
Less: proceeds from sublease rental	5.9
Net operating lease obligation	$492.9
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of April 30, 2016, our purchase commitments under such orders were $54.5 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2016, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

6. Equity Award Plans
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	3.3	$13.74	6.2	$562.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(1.0)	14.05
Balance—April 30, 2016	2.3	$13.56	5.5	$313.3
Options vested and expected to vest—April 30, 2016	2.3	$13.56	5.5	$313.3
Options exercisable—April 30, 2016	2.2	$13.27	5.5	$306.9
Restricted Stock Unit (RSU) and Restricted Stock Award (RSA) Activities
The following table summarizes the RSU and RSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2015	—	$—	7.2	$95.66	1.2	$1,334.8
Granted	1.1	170.97	2.8	165.24
Vested	—	—	(2.5)	84.89
Forfeited	—	—	(0.5)	98.78
Balance—April 30, 2016	1.1	$170.97	7.0	$126.97	1.2	$1,049.3
RSUs vested and expected to vest—April 30, 2016			6.6	$126.36	1.2	$994.5
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Cost of product revenue	$1.6	$1.0	$4.5	$2.7
Cost of services revenue	11.5	5.6	29.0	14.2
Research and development	36.0	19.8	95.9	52.8
Sales and marketing	43.8	22.2	110.4	59.7
General and administrative	15.6	11.6	43.5	26.2
Total share-based compensation	$108.5	$60.2	$283.3	$155.6
At April 30, 2016, total compensation cost related to unvested share-based awards not yet recognized was $879.0 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately three years.

7. Income Taxes
Our provision for income taxes for the three and nine months ended April 30, 2016 reflects an effective tax rate of (10.8)% and (9.6)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on quarter and year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.
Our provision for income taxes for the three and nine months ended April 30, 2015 reflects an effective tax rate of (8.3)% and (3.5)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision consist of foreign income taxes, foreign withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charge. Key components of our effective tax rate consist of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance.
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
As of April 30, 2016, we had $109.8 million of unrecognized tax benefits, $19.2 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2015, we had $67.2 million of unrecognized tax benefits, $10.8 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. The increase in unrecognized tax benefits since July 31, 2015 relates to positions taken in the current year. As of April 30, 2016, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net loss	$(70.2)	$(45.9)	$(171.4)	$(119.0)
Weighted-average shares used to compute net loss per share, basic and diluted	87.8	82.3	86.5	80.8
Net loss per share, basic and diluted	$(0.80)	$(0.56)	$(1.98)	$(1.47)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2016	2015
RSUs	7.0	7.3
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	2.3	3.8
RSAs	1.1	—
Total	20.8	21.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and services revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2016 to the three and nine months ended April 30, 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of April 30, 2016, including expected payment schedules.

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
For the third quarter of fiscal 2016 and 2015, revenues were $345.8 million and $234.2 million, respectively, representing year-over-year growth of 47.7%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support and maintenance. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2016, we had sold our products and services to more than 31,000 end-customers in over 140 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world.
Our product revenue grew to $162.1 million or 46.9% of total revenue for the third quarter of fiscal 2016, representing year-over-year growth of 33.4%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which was released in August 2015 and is especially suited for service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our recurring services revenue grew to $183.7 million or 53.1% of total revenue for the third quarter of fiscal 2016, representing year-over-year growth of 63.0%, led by revenue from subscription services, which grew 68.9% to $92.6 million, and followed by support and maintenance services, which grew 57.4% to $91.1 million. Our subscriptions include two new services released during the first quarter of fiscal 2016: our Aperture subscription service, which provides content control for IT-sanctioned SaaS applications that are used to store and share end-customer’s data, and our AutoFocus cyber threat intelligence service, which provides prioritized actionable intelligence on targeted cyber attacks. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices.
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
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform and services within existing end-customers, extend the length of service terms within existing end-customers, and focus on end-customer satisfaction. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	April 30, 2016	July 31, 2015
	(in millions)
Total deferred revenue	$1,069.2	$713.7
Cash, cash equivalents, and investments	$1,770.4	$1,327.8

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(dollars in millions)
Total revenue	$345.8	$234.2	$977.7	$644.2
Year-over-year percentage increase	47.7%	55.4%	51.8%	53.4%
Gross margin percentage	72.6%	72.5%	72.6%	72.5%
Operating loss	$(58.6)	$(36.7)	$(144.7)	$(99.0)
Operating margin percentage	(16.9)%	(15.7)%	(14.8)%	(15.4)%
Billings (non-GAAP)	$486.2	$302.2	$1,333.2	$825.5
Cash flow provided by operating activities			$470.6	$239.0
Free cash flow (non-GAAP)			$414.4	$217.1

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

•
Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property, equipment, and other productive assets, can be used for operational expenses and for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Nine Months Ended April 30,
	2016	2015
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$470.6	$239.0
Less: purchases of property, equipment, and other assets	56.2	21.9
Free cash flow (non-GAAP)	$414.4	$217.1
Net cash used in investing activities	$(339.3)	$(480.6)
Net cash provided by financing activities	$42.9	$41.9

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in millions)
Billings (non-GAAP):
Total revenue	$345.8	$234.2	$977.7	$644.2
Add: change in total deferred revenue	140.4	68.0	355.5	181.3
Billings (non-GAAP)	$486.2	$302.2	$1,333.2	$825.5

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016		2015		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$162.1	46.9%	$121.5	51.9%	$479.7	49.1%	$338.6	52.6%
Services	183.7	53.1%	112.7	48.1%	498.0	50.9%	305.6	47.4%
Total revenue	345.8	100.0%	234.2	100.0%	977.7	100.0%	644.2	100.0%
Cost of revenue:
Product	43.2	12.5%	32.8	14.0%	126.9	13.0%	92.6	14.4%
Services	51.7	14.9%	31.6	13.5%	141.4	14.4%	84.6	13.1%
Total cost of revenue (1)	94.9	27.4%	64.4	27.5%	268.3	27.4%	177.2	27.5%
Total gross profit	250.9	72.6%	169.8	72.5%	709.4	72.6%	467.0	72.5%
Operating expenses:
Research and development	74.0	21.4%	48.4	20.7%	207.7	21.2%	132.7	20.6%
Sales and marketing	202.0	58.4%	131.1	56.0%	547.9	56.0%	360.3	55.9%
General and administrative	33.5	9.7%	27.0	11.5%	98.5	10.2%	73.0	11.4%
Total operating expenses (1)	309.5	89.5%	206.5	88.2%	854.1	87.4%	566.0	87.9%
Operating loss	(58.6)	(16.9)%	(36.7)	(15.7)%	(144.7)	(14.8)%	(99.0)	(15.4)%
Interest expense	(5.8)	(1.7)%	(5.7)	(2.4)%	(17.4)	(1.8)%	(16.7)	(2.6)%
Other income, net	1.0	0.3%	—	—%	5.7	0.6%	0.7	0.1%
Loss before income taxes	(63.4)	(18.3)%	(42.4)	(18.1)%	(156.4)	(16.0)%	(115.0)	(17.9)%
Provision for income taxes	6.8	2.0%	3.5	1.5%	15.0	1.5%	4.0	0.6%
Net loss	$(70.2)	(20.3)%	$(45.9)	(19.6)%	$(171.4)	(17.5)%	$(119.0)	(18.5)%
(1)Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Cost of product revenue	$1.6	$1.0	$4.5	$2.7
Cost of services revenue	11.5	5.6	29.0	14.2
Research and development	36.0	19.8	95.9	52.8
Sales and marketing	43.8	22.2	110.4	59.7
General and administrative	15.6	11.6	43.5	26.2
Total share-based compensation	$108.5	$60.2	$283.3	$155.6

Revenue
We derive revenue from sales of our products and services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Revenue:
Product	$162.1	$121.5	$40.6	33.4%	$479.7	$338.6	$141.1	41.7%
Services
Subscription	92.6	54.8	37.8	68.9%	250.5	148.6	101.9	68.6%
Support and maintenance	91.1	57.9	33.2	57.4%	247.5	157.0	90.5	57.7%
Total services	183.7	112.7	71.0	63.0%	498.0	305.6	192.4	63.0%
Total revenue	$345.8	$234.2	$111.6	47.7%	$977.7	$644.2	$333.5	51.8%
Revenue by geographic theater:
Americas	$246.3	$157.7	$88.6	56.2%	$687.3	$436.6	$250.7	57.4%
EMEA	61.4	45.9	15.5	33.9%	177.2	129.2	48.0	37.2%
APAC	38.1	30.6	7.5	24.4%	113.2	78.4	34.8	44.5%
Total revenue	$345.8	$234.2	$111.6	47.7%	$977.7	$644.2	$333.5	51.8%
Product revenue increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by increased demand for our higher end appliances. The change in product revenue due to pricing was not significant for either period.
Services revenue increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were due to the adoption of subscriptions and high renewal rates for both subscriptions and support and maintenance services. The mix between subscription revenue and support and maintenance revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support and maintenance services, and our ability to increase sales to new and existing customers. The change in services revenue due to pricing was not significant for either period.
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of services revenue.

Cost of Product Revenue
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$43.2	$32.8	$10.4	31.5%	$126.9	$92.6	$34.3	37.0%
Number of employees at period end	86	64	22	34.4%	86	64	22	34.4%
Cost of product revenue increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were due to an increase in product unit volume for our higher end appliances.
Cost of Services Revenue
Cost of services revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, and allocated costs. We expect our cost of services revenue to increase as our installed end-customer base grows.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of services revenue	$51.7	$31.6	$20.1	63.8%	$141.4	$84.6	$56.8	67.2%
Number of employees at period end	514	316	198	62.7%	514	316	198	62.7%
Cost of services revenue increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by increases in personnel costs, which grew $11.7 million to $28.2 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and grew $30.8 million to $74.7 million for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015. The increases in personnel costs in both periods were due to headcount growth. The remaining increases in both periods were driven by increases in expenses incurred to expand our customer service capabilities and infrastructure to support our growing installed end-customer base.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016		2015		2016		2015
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Gross profit:
Product	$118.9	73.4%	$88.7	73.0%	$352.8	73.5%	$246.0	72.6%
Services	132.0	71.9%	81.1	72.0%	356.6	71.6%	221.0	72.3%
Total gross profit	$250.9	72.6%	$169.8	72.5%	$709.4	72.6%	$467.0	72.5%
Product gross margin increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by our continued focus on material cost reductions. Services gross margin decreased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The decreases in both periods were driven by headcount growth within our global customer support organization in order to support our growing installed end-customer base.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2016, we expect to recognize approximately $879.0 million of share-based compensation expense over a weighted-average period of approximately three years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.
Research and Development
Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype related expenses and allocated costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$74.0	$48.4	$25.6	52.7%	$207.7	$132.7	$75.0	56.5%
Number of employees at period end	601	412	189	45.9%	601	412	189	45.9%
Research and development expense increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by increases in personnel costs, which grew $22.9 million to $61.9 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and grew $66.4 million to $172.8 million for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015. The increases in personnel costs in both periods were due to headcount growth.
Sales and Marketing
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$202.0	$131.1	$70.9	54.2%	$547.9	$360.3	$187.6	52.1%
Number of employees at period end	1,972	1,268	704	55.5%	1,972	1,268	704	55.5%
Sales and marketing expense increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by increases in personnel costs, which grew $53.7 million to $145.1 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and grew $132.7 million to $380.4 million for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015. The increases in personnel costs in both periods were due to headcount growth.
General and Administrative
General and administrative expense consists of personnel costs for our executive, finance, human resources, legal, and information technology organizations, professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs, and certain non-recurring general expenses. Certain facilities, depreciation, benefits, recruiting, and information technology costs are allocated to other organizations based on headcount. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$33.5	$27.0	$6.5	23.7%	$98.5	$73.0	$25.5	35.0%
Number of employees at period end	418	257	161	62.6%	418	257	161	62.6%
General and administrative expense increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015. The increases in both periods were driven by increases in personnel costs, which grew $6.3 million to $24.2 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 and grew $24.3 million to $68.7 million for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015. The increases in personnel costs in both periods were due to headcount growth.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2016	2015	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$1.0	$—	$1.0	NM	$5.7	$0.7	$5.0	NM
Other income, net increased for the three months ended April 30, 2016 compared to the three months April 30, 2015 due to an increase in interest income.
Other income, net increased for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015, due to an increase in interest income and higher foreign currency remeasurement gains.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2015	Amount	%	2016	2015	Amount	%
	(dollars in millions)
Provision for income taxes	$6.8	$3.5	$3.3	94.3%	$15.0	$4.0	$11.0	279.1%
Effective tax rate	(10.8)%	(8.3)%			(9.6)%	(3.5)%
We recorded an income tax provision for the three and nine months ended April 30, 2016, due to federal, state, and foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015, primarily due to an increase in non-deductible share-based compensation, changes in our valuation allowance against deferred tax assets, and amortization of our deferred tax charges.
Liquidity and Capital Resources

	April 30, 2016	July 31, 2015
	(in millions)
Working capital (1)	$207.2	$41.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$550.0	$375.8
Investments	1,220.4	952.0
Total cash, cash equivalents, and investments	$1,770.4	$1,327.8
______________

(1)
The net carrying amount of the Notes was classified in current liabilities in our condensed consolidated balance sheets as of April 30, 2016 and July 31, 2015. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At April 30, 2016, our total cash, cash equivalents, and investments of $1.8 billion were held for general corporate purposes, of which approximately $126.0 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
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

The following table summarizes our cash flows for the nine months ended April 30, 2016 and 2015:

	Nine Months Ended April 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$470.6	$239.0
Net cash used in investing activities	(339.3)	(480.6)
Net cash provided by financing activities	42.9	41.9
Net increase (decrease) in cash and cash equivalents	$174.2	$(199.7)
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
Cash provided by operating activities during the nine months ended April 30, 2016 was $470.6 million, an increase of $231.6 million compared to the nine months ended April 30, 2015. The increase was due to growth of our business and changes in our assets and liabilities during the nine months ended April 30, 2016, which included an increase in sales of subscription and support and maintenance contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2016 was $339.3 million, a decrease of $141.3 million compared to the nine months ended April 30, 2015, due to lower net purchases of available-for-sale investments, partially offset by increased investment in infrastructure and facilities to support the growth of our business.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the nine months ended April 30, 2016 was $42.9 million, an increase of $1.0 million compared to the nine months ended April 30, 2015, due to higher proceeds from the sale of shares through employee equity incentive plans.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of April 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in millions)
0.0% Convertible Senior Notes due 2019 (1)	$575.0	$—	$—	$575.0	$—
Operating lease obligations (2) (3)	498.8	25.3	66.1	97.4	310.0
Purchase obligations (4)	54.5	54.5	—	—	—
Total (5)	$1,128.3	$79.8	$66.1	$672.4	$310.0
______________

(1)
As of April 30, 2016, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2016. Refer to Note 4. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases, including the lease agreement executed in October 2015 for additional corporate office space in Santa Clara, California. Refer to Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(3)	Excludes contractual sublease proceeds of $5.9 million, of which $3.0 million will be received in less than one year and $2.9 million will be received in one to two years.

(4)
Consists of minimum purchase commitments of products and components with our independent contract manufacturer and original design manufacturers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(5)	No amounts related to income taxes are included. As of April 30, 2016, we had approximately $46.3 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of April 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and operating results could be materially adversely affected and the market price of our common stock could decline.
Risks Related to Our Business and Our Industry
Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2015 to the end of the third quarter of fiscal 2016, our headcount increased from 2,637 to 3,591 employees, and our number of end-customers increased from over 26,000 to over 31,000. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational, and financial resources. As we have grown, we have increasingly managed more complex deployments of our products and services with larger end-customers. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, discourage customers from adopting additional elements of our platform, limit us to smaller deployments of our products and services, or increase our technical support costs. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
Our operating results may vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and even though we have experienced growth, we expect variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers;

•	our ability to upsell services and support to our existing customers;

•	the budgeting cycles, seasonal buying patterns, and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	price competition;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	changes in the mix of our products and services, including increases in multi-year subscriptions and support and maintenance;

•	our ability to successfully expand our business domestically and internationally;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	the timing and costs related to the development or acquisition of technologies or businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from acquisitions;

•	our inability to complete or integrate efficiently any acquisitions that we have completed, or that we may undertake;

•	our ability to increase the size and productivity of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer penetration, attach, and renewal rates for our services;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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

•	general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate.
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
We have recently experienced revenue growth rates of 51.8% and 53.4% in the nine months ended April 30, 2016 and nine months ended April 30, 2015, respectively. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis. If we cannot achieve or maintain profitability or maintain or increase our cash flow, our business, financial condition, and operating results may suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception, including a net loss of $171.4 million in the first three quarters of fiscal 2016, $165.0 million in fiscal 2015, and $226.5 million in fiscal 2014, respectively. As a result, we had an accumulated deficit of $672.1 million at April 30, 2016. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings to new and existing customers, broaden our installed end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenues as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
We were founded in 2005 and shipped our first products in 2007. The majority of our revenue growth has occurred since 2009. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and operating results will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses or trends may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
If we are unable to sell additional products and services to our end-customers or maintain or increase our installed end-customer base, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers by selling additional products, to secure other areas of our end-customers’ network and endpoints, and to upsell additional subscription and support services. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional security products and services as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
Further, existing end-customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial contract period and we cannot accurately predict renewal rates. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, services. If our end-customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of end-customer renewals, particularly with respect to our longer contracts, so we may not accurately predict future renewal trends. We cannot be certain that our end-customers will renew their subscriptions. If our end-customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline.
We also depend on our installed end-customer base for future support and maintenance revenues. Our support and maintenance agreements are typically one year, although we also offer three to five year terms. If end-customers choose not to renew their support and maintenance agreements, or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may grow more slowly than expected or decline.

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

•
large companies such as Intel Corporation and International Business Machines Corporation that have acquired large network and endpoint security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc., and FireEye, Inc., that offer a mix of network and endpoint security products; and Symantec Corporation, that offers endpoint security products; and

•	small and large companies that offer point solutions that compete with some of the features present in our platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make strategic acquisitions;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
In addition, some of our larger competitors have substantially broader and more diverse product and services offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products and services, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential end-customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features or greater services offerings. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. Many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and end-customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their products and services offerings more quickly than we do. Due to various reasons, organizations may be more willing to incrementally add solutions to their existing security infrastructure from competitors than to replace it wholesale with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Furthermore, as a well-known provider of security solutions, any such breach could compromise our networks or networks secured by our products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems, and costly litigation. Any of these negative outcomes could adversely impact market acceptance of our products and could seriously harm our business or operating results.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment such as Cisco and Juniper offer, and may continue to introduce, security features that compete with our products, either in stand-alone security products or services, or as additional features in their network infrastructure products or services. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products or services that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products or services. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us or replacing their infrastructure wholesale with our solutions. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.
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
We do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end-customers or maintain stable pricing, our gross margins and operating results could be negatively impacted. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs, which would negatively impact our revenue and gross margins. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or manufacture such components, we could be forced to redesign our products and qualify new components from alternate suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.
If we are not successful in executing our strategy to increase sales of our products and services to new and existing medium and large enterprise end-customers, our operating results may suffer.
Our growth strategy is dependent, in part, upon increasing sales of our products to new and existing medium and large enterprise customers. Sales to these types of end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

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
Services revenue accounts for a significant portion of our revenue, comprising 50.9% of total revenue in the nine months ended April 30, 2016 and 47.4% of total revenue in the nine months ended April 30, 2015. Sales of new or renewal subscription and support and maintenance contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support and maintenance revenue monthly over the term of the relevant service period, which is typically one year and can be up to five years. As a result, much of the subscription and support and maintenance revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support and maintenance contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional services sales in any period, as revenue from new and renewal subscription and support and maintenance contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of subscription and support and maintenance contracts would result in revenue for such contracts being recognized over longer periods of time.
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
If the enterprise security market does not continue to adopt our security platform or existing customers fail to adopt additional elements of our platform, our sales will not grow as quickly as anticipated, and the market price of our common stock could decline.
We are seeking to disrupt the enterprise security market with our security platform. However, organizations that use legacy products and services for their security needs may believe that these products and services sufficiently achieve their purpose. Organizations may also believe that our products and services only serve the needs of a portion of the enterprise security market. Accordingly, organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security platform. Additionally, existing customers may not adopt additional elements of our platform. If the enterprise security market does not continue to adopt our security platform and expand its use of our offerings over time, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue may not grow or may decline and the market price of our common stock could decline.
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

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business and related impact on sales cycles; and

•	general economic and political conditions in these foreign markets.
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
For the nine months ended April 30, 2016, two channel partners represented 58.5% of our total revenue, and as of April 30, 2016, three channel partners represented 62.4% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As of April 30, 2016, our goodwill and intangible assets were $209.9 million, and we have not recorded any goodwill or intangible assets impairments to date. We evaluate our goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Any excess of the goodwill carrying amount over its implied fair value is recognized as an impairment loss. This would result in incremental expense in the period in which the impairment was determined to have occurred. We cannot accurately predict the amount and timing of an impairment loss and any such impairment would have an adverse effect on our operating results.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through May 17, 2016. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2016, we had approximately 89.6 million shares of our common stock outstanding.
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

Date: May 26, 2016

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Offer Letter between the Registrant and Frank Calderoni, dated February 24, 2016.	8-K	001-35594	10.1	February 25, 2016

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

*	Indicates a management contract or compensatory plan or arrangement.