Form 10-Q
period 2016-10-31
Palo Alto Networks Inc
filed 2016-11-22
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of November 11, 2016 was 91,686,431.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2016	July 31, 2016
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$839.4	$734.4
Short-term investments	550.6	551.2
Accounts receivable, net of allowance for doubtful accounts of $2.5 and $2.4 at October 31, 2016 and July 31, 2016, respectively	346.5	348.7
Prepaid expenses and other current assets	129.4	139.7
Total current assets	1,865.9	1,774.0
Property and equipment, net	125.0	117.2
Long-term investments	708.4	652.8
Goodwill	163.5	163.5
Intangible assets, net	41.7	44.0
Other assets	102.0	106.7
Total assets	$3,006.5	$2,858.2
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$29.2	$30.2
Accrued compensation	59.0	73.5
Accrued and other liabilities	48.4	39.2
Deferred revenue	758.1	703.9
Convertible senior notes, net	506.2	—
Total current liabilities	1,400.9	846.8
Convertible senior notes, net	—	500.2
Long-term deferred revenue	601.5	536.9
Other long-term liabilities	85.8	79.4
Commitments and contingencies (Note 6)
Temporary equity	61.4	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2016 and July 31, 2016	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 91.7 and 90.5 shares issued and outstanding at October 31, 2016 and July 31, 2016, respectively	1,542.2	1,515.5
Accumulated other comprehensive income (loss)	(1.9)	1.0
Accumulated deficit	(683.4)	(621.6)
Total stockholders’ equity	856.9	894.9
Total liabilities, temporary equity, and stockholders’ equity	$3,006.5	$2,858.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2016	2015
		(As Adjusted)
Revenue:
Product	$163.8	$147.7
Subscription and support	234.3	149.5
Total revenue	398.1	297.2
Cost of revenue:
Product	42.2	38.8
Subscription and support	59.1	40.4
Total cost of revenue	101.3	79.2
Total gross profit	296.8	218.0
Operating expenses:
Research and development	84.6	59.7
Sales and marketing	220.3	159.5
General and administrative	41.8	30.8
Total operating expenses	346.7	250.0
Operating loss	(49.9)	(32.0)
Interest expense	(6.0)	(5.8)
Other income, net	2.5	2.2
Loss before income taxes	(53.4)	(35.6)
Provision for income taxes	8.4	4.3
Net loss	$(61.8)	$(39.9)
Net loss per share, basic and diluted	$(0.69)	$(0.47)
Weighted-average shares used to compute net loss per share, basic and diluted	89.8	85.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2016	2015
		(As Adjusted)
Net loss	$(61.8)	$(39.9)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(1.8)	(0.3)
Change in unrealized gains (losses) on cash flow hedges	(1.1)	—
Comprehensive loss	$(64.7)	$(40.2)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2016	2015
		(As Adjusted)
Cash flows from operating activities
Net loss	$(61.8)	$(39.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	114.2	72.9
Depreciation and amortization	13.6	9.2
Amortization of investment premiums, net of accretion of purchase discounts	0.7	0.8
Amortization of debt discount and debt issuance costs	6.0	5.7
Excess tax benefit from share-based compensation arrangements	(0.2)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable, net	2.2	16.0
Prepaid expenses and other assets	10.1	7.3
Accounts payable	1.8	5.2
Accrued compensation	(14.5)	(27.0)
Accrued and other liabilities	12.4	5.9
Deferred revenue	118.8	90.8
Net cash provided by operating activities	203.3	146.7
Cash flows from investing activities
Purchases of investments	(285.7)	(512.5)
Proceeds from sales of investments	—	124.4
Proceeds from maturities of investments	235.4	144.1
Purchases of property, equipment, and other assets	(20.9)	(19.5)
Net cash used in investing activities	(71.2)	(263.5)
Cash flows from financing activities
Repurchases of common stock	(50.0)	—
Proceeds from sales of shares through employee equity incentive plans	22.7	16.6
Excess tax benefit from share-based compensation arrangements	0.2	0.2
Net cash provided by (used in) financing activities	(27.1)	16.8
Net increase (decrease) in cash and cash equivalents	105.0	(100.0)
Cash and cash equivalents—beginning of period	734.4	375.8
Cash and cash equivalents—end of period	$839.4	$275.8

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, filed with the Securities and Exchange Commission on September 8, 2016. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been adjusted as a result of our voluntary change in accounting policy for sales commissions and our adoption of new accounting guidance related to debt issuance costs. Refer to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” below for more information.
Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, except for our voluntary change in accounting policy related to sales commissions discussed below.
Change in Accounting Policy for Sales Commissions
Effective August 1, 2016, we voluntarily changed our accounting policy for sales commissions that are incremental and directly related to non-cancelable customer sales contracts from recording an expense when incurred to deferral and amortization of the sales commissions over the term of the related contract in proportion to the recognized revenue. We believe this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the associated revenue, and therefore should be deferred and recognized as an expense over the same period that the related revenue is recognized.
Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in our condensed consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in our condensed consolidated statements of operations.
The adoption of this accounting policy change has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change of $71.8 million has been reflected in accumulated deficit as of August 1, 2015, the beginning of the earliest period presented.

The following tables present the changes to financial statement line items as a result of the accounting change for the periods presented in our condensed consolidated financial statements (in millions, except per share data):

	October 31, 2016			July 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$75.4	$54.0	$129.4	$84.8	$54.9	$139.7
Other assets	53.6	48.4	102.0	64.6	50.1	114.7
Other long-term liabilities	85.0	0.8	85.8	79.4	—	79.4
Accumulated deficit	$(785.0)	$101.6	$(683.4)	$(726.6)	$105.0	$(621.6)

	Three Months Ended October 31, 2016			Three Months Ended October 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Sales and marketing	$217.7	$2.6	$220.3	$158.3	$1.2	$159.5
Operating loss	(47.3)	(2.6)	(49.9)	(30.8)	(1.2)	(32.0)
Provision for income taxes	7.6	0.8	8.4	4.3	—	4.3
Net loss	$(58.4)	$(3.4)	$(61.8)	$(38.7)	$(1.2)	$(39.9)
Net loss per share, basic and diluted	$(0.65)	$(0.04)	$(0.69)	$(0.45)	$(0.02)	$(0.47)
Weighted-average shares used to compute net loss per share, basic and diluted	89.8	—	89.8	85.1	—	85.1

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(58.4)	$(3.4)	$(61.8)	$(38.7)	$(1.2)	$(39.9)
Comprehensive loss	$(61.3)	$(3.4)	$(64.7)	$(39.0)	$(1.2)	$(40.2)
This change in accounting policy does not affect our balance of cash and cash equivalents and, as a result, did not change net cash flows from operating, investing, or financing activities, or materially impact any individual line items presented in our condensed consolidated statement of cash flows for the three months ended October 31, 2015.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted the guidance in our first quarter of fiscal 2017 on a prospective basis. Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. We adopted the guidance in our first quarter of fiscal 2017 on a retrospective basis, and as a result, we reduced other assets and convertible senior notes, net by $8.0 million on our condensed consolidated balance sheets as of July 31, 2016.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us for our first quarter of fiscal

2019 and will be applied on a modified retrospective basis. Early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for us for our first quarter of fiscal 2019 and will be applied on a retrospective basis. Early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
In June 2016, the FASB issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The standard is effective for us for our first quarter of fiscal 2021 and will be applied on a modified retrospective basis. Early adoption is permitted beginning our first quarter of fiscal 2020. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
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

The following table presents the fair value of our financial assets and liabilities using the above input categories as of October 31, 2016 and July 31, 2016 (in millions):

	October 31, 2016				July 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Commercial paper	$—	$17.9	$—	$17.9	$—	$3.0	$—	$3.0
Corporate debt securities	—	110.3	—	110.3	—	121.4	—	121.4
U.S. government and agency securities	—	422.4	—	422.4	—	426.8	—	426.8
Total short-term investments	—	550.6	—	550.6	—	551.2	—	551.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Corporate debt securities	—	188.7	—	188.7	—	166.1	—	166.1
U.S. government and agency securities	—	514.3	—	514.3	—	481.3	—	481.3
Total long-term investments	—	708.4	—	708.4	—	652.8	—	652.8
Total assets measured at fair value	$—	$1,259.0	$—	$1,259.0	$—	$1,204.0	$—	$1,204.0
Accrued and other liabilities:
Foreign currency forward contracts	$—	$1.2	$—	$1.2	$—	$—	$—	$—
Total accrued and other liabilities	—	1.2	—	1.2	—	—	—	—
Total liabilities measured at fair value	$—	$1.2	$—	$1.2	$—	$—	$—	$—
Refer to Note 5. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2016 and July 31, 2016.
3. Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments as of October 31, 2016 and July 31, 2016 (in millions):

	October 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	17.9	—	—	17.9
Corporate debt securities	298.9	0.4	(0.3)	299.0
U.S. government and agency securities	937.0	0.3	(0.6)	936.7
Total	$1,259.2	$0.7	$(0.9)	$1,259.0

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	3.0	—	—	3.0
Corporate debt securities	286.7	0.8	—	287.5
U.S. government and agency securities	907.3	0.9	(0.1)	908.1
Total	$1,202.4	$1.7	$(0.1)	$1,204.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at October 31, 2016 and July 31, 2016.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of October 31, 2016, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$550.5	$550.6
Due between one and three years	708.7	708.4
Total	$1,259.2	$1,259.0
4. Derivative Instruments
As a global business, we are exposed to currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 12 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with these expenditures.
These derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our condensed consolidated balance sheets. Gains or losses related to the effective portion of our cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”) in our condensed consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our condensed consolidated statements of operations when the underlying hedged transaction is recognized in earnings. Any gains or losses related to the ineffective portion of our cash flow hedges are recorded immediately in other income (expense), net in our condensed consolidated statements of operations. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into other income (expense), net. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our condensed consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
In August 2016, we entered into forward contracts to hedge the foreign currency exchange rate risk arising from our euro-denominated expenditures to be incurred during the fiscal year ending July 31, 2017. These forward contracts were designated as cash flow hedges. As of October 31, 2016, the total notional amount of our outstanding foreign currency forward contracts was $63.8 million. Refer to Note 2. Fair Value Measurements for the total estimated fair value of our derivative instruments as of October 31, 2016.
During the three months ended October 31, 2016, we accumulated unrealized losses of $1.1 million in AOCI related to the effective portion of our cash flow hedges, substantially all of which we expect to be reclassified into earnings within the next 12 months. The amounts reclassified into earnings related to our cash flow hedges were not significant for the three months ended October 31, 2016.
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
The sale price condition was not met during the fiscal quarter ended July 31, 2016. Since the Notes were not convertible, the net carrying amount of the Notes and related debt issuance costs were classified as long-term liabilities and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of July 31, 2016. The sale price condition was met during the fiscal quarter ended October 31, 2016, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2017. Accordingly, the net carrying amount of the Notes and related debt issuance costs were reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our condensed consolidated balance sheets as of October 31, 2016. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs.
The following table sets forth the components of the Notes as of October 31, 2016 and July 31, 2016 (in millions):

	October 31, 2016	July 31, 2016
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	68.8	74.8
Net carrying amount	$506.2	$500.2

Equity (including temporary equity)	$109.8	$109.8
The total estimated fair value of the Notes was $851.0 million and $761.9 million at October 31, 2016 and July 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2016 and July 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of October 31, 2016, the if-converted value of the Notes exceeded its principal amount by $223.6 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2016	2015
Amortization of debt discount	$5.4	$5.2
Amortization of debt issuance costs	0.6	0.5
Total interest expense recognized	$6.0	$5.7

Effective interest rate of the liability component	4.8%	4.8%
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
For more information on the Notes, the Note Hedges, and the Warrants, refer to Note 7. Convertible Senior Notes of Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of October 31, 2016 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2017	$20.6
2018	27.2
2019	46.5
2020	50.2
2021	55.0
2022 and thereafter	316.6
Committed gross lease payments	516.1
Less: proceeds from sublease rental	4.4
Net operating lease obligation	$511.7
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of October 31, 2016, our purchase commitments under such orders were $63.9 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2016, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
7. Stockholders’ Equity
Share Repurchase
On August 26, 2016, our board of directors authorized a $500.0 million share repurchase which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on August 31, 2018, and may be suspended or discontinued at any time. During the three months ended October 31, 2016, we repurchased and retired 0.3 million shares of our common stock under the authorization for an aggregate purchase price of $50.0 million. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of October 31, 2016, $450.0 million remained available for future share repurchases under the repurchase authorization.
8. Equity Award Plans
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	2.1	$13.42	5.2	$244.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.3)	15.93
Balance—October 31, 2016	1.8	$13.01	4.9	$253.1
Options vested and expected to vest—October 31, 2016	1.8	$13.01	4.9	$253.1
Options exercisable—October 31, 2016	1.8	$13.01	4.9	$253.1
Restricted Stock Unit (“RSU”), Restricted Stock Award (“RSA”), and Performance-Based Stock Award (“PSA”) Activities
During the three months ended October 31, 2016, we granted PSAs to our employees, which will vest over a period of four years from the date of grant. The actual number of PSAs earned and eligible to vest will be determined based on level of achievement against a pre-established billings target for the fiscal year ending July 31, 2017, with a maximum of 0.2 million shares issuable at the end of the performance period. Share-based compensation expense for our PSAs is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.
The following table summarizes the RSU, RSA, and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	1.1	$170.97	6.5	$130.14	1.1	$852.7
Granted(1)	0.3	148.54	2.0	147.51
Vested	—	—	(0.7)	98.49
Forfeited	—	—	(0.1)	140.21
Balance—October 31, 2016	1.4	$165.81	7.7	$137.59	1.3	$1,187.5
Expected to vest—October 31, 2016	1.4	$166.55	7.3	$137.19	1.3	$1,119.0
______________

(1)	The number of PSAs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended October 31,
	2016	2015
Cost of product revenue	$1.7	$1.3
Cost of subscription and support revenue	12.4	7.0
Research and development	38.4	25.0
Sales and marketing	44.0	27.2
General and administrative	17.7	12.4
Total share-based compensation	$114.2	$72.9
At October 31, 2016, total compensation cost related to unvested share-based awards not yet recognized was $1.0 billion, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years.
9. Income Taxes
Our provision for income taxes for the three months ended October 31, 2016 reflects an effective tax rate of (15.7)%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to non-deductible share-based compensation and changes in our valuation allowance. As compared to the same period last year, our effective tax rate changed primarily due to an increase in non-deductible share-based compensation and changes in our valuation allowance against deferred tax assets.
Our provision for income taxes for the three months ended October 31, 2015 reflects an effective tax rate of (12.1)%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Key components of our effective tax rate consisted of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance.
10. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2016	2015
Net loss	$(61.8)	$(39.9)
Weighted-average shares used to compute net loss per share, basic and diluted	89.8	85.1
Net loss per share, basic and diluted	$(0.69)	$(0.47)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2016	2015
RSUs	7.7	6.8
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.8	2.9
RSAs and PSAs	1.4	—
Total	21.3	20.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. A summary of our generally accepted accounting principles (“GAAP”) and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2016 to the three months ended October 31, 2015.

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
For the first quarter of fiscal 2017 and 2016, total revenue was $398.1 million and $297.2 million, respectively, representing year-over-year growth of 34.0%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscription, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2016, we had over 35,500 end-customers in over 150 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $163.8 million, or 41.1% of total revenue, for the first quarter of fiscal 2017, representing year-over-year growth of 10.9%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $234.3 million, or 58.9% of total revenue, for the first quarter of fiscal 2017, representing year-over-year growth of 56.7%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support in order to receive ongoing security updates, upgrades, bug fixes, and repairs.
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform and support offerings within existing end-customers, and focus on end-customer satisfaction. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	October 31, 2016	July 31, 2016
	(in millions)
Total deferred revenue	$1,359.6	$1,240.8
Cash, cash equivalents, and investments	$2,098.4	$1,938.4

	Three Months Ended October 31,
	2016	2015
	(dollars in millions)
Total revenue	$398.1	$297.2
Total revenue year-over-year percentage increase	34.0%	54.5%
Gross margin percentage	74.6%	73.3%
Operating loss(1)	$(49.9)	$(32.0)
Operating margin percentage(1)	(12.5)%	(10.8)%
Billings	$516.9	$388.0
Billings year-over-year percentage increase	33.2%	61.4%
Cash flow provided by operating activities	$203.3	$146.7
Free cash flow (non-GAAP)	$182.4	$127.2
______________

(1)
Amounts have been adjusted for the three months ended October 31, 2015, as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

•
Deferred Revenue. Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

•
Billings. We define billings as total revenue plus the change in total deferred revenue during the period. We consider billings to be a key measure used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other revenue recognition criteria have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended October 31,
	2016	2015
	(in millions)
Billings:
Total revenue	$398.1	$297.2
Add: change in total deferred revenue	118.8	90.8
Billings	$516.9	$388.0

•
Cash Flow Provided by Operating Activities. We monitor cash flow provided by operating activities as a measure of our overall business performance. Our cash flow provided by operating activities is driven in large part by sales of our products and from up-front payments for subscription and support offerings. Monitoring cash flow provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and share-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

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

	Three Months Ended October 31,
	2016	2015
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$203.3	$146.7
Less: purchases of property, equipment, and other assets	20.9	19.5
Free cash flow (non-GAAP)	$182.4	$127.2
Net cash used in investing activities	$(71.2)	$(263.5)
Net cash provided by (used in) financing activities	$(27.1)	$16.8

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount(1)	% of Revenue(1)
	(dollars in millions)
Revenue:
Product	$163.8	41.1%	$147.7	49.7%
Subscription and support	234.3	58.9%	149.5	50.3%
Total revenue	398.1	100.0%	297.2	100.0%
Cost of revenue:
Product	42.2	10.6%	38.8	13.0%
Subscription and support	59.1	14.8%	40.4	13.7%
Total cost of revenue(2)	101.3	25.4%	79.2	26.7%
Total gross profit	296.8	74.6%	218.0	73.3%
Operating expenses:
Research and development	84.6	21.3%	59.7	20.1%
Sales and marketing	220.3	55.3%	159.5	53.7%
General and administrative	41.8	10.5%	30.8	10.3%
Total operating expenses(2)	346.7	87.1%	250.0	84.1%
Operating loss	(49.9)	(12.5)%	(32.0)	(10.8)%
Interest expense	(6.0)	(1.5)%	(5.8)	(1.9)%
Other income, net	2.5	0.6%	2.2	0.7%
Loss before income taxes	(53.4)	(13.4)%	(35.6)	(12.0)%
Provision for income taxes	8.4	2.1%	4.3	1.4%
Net loss	$(61.8)	(15.5)%	$(39.9)	(13.4)%
______________

(1)
Certain prior period amounts have been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Includes share-based compensation as follows:

	Three Months Ended October 31,
	2016	2015
Cost of product revenue	$1.7	$1.3
Cost of subscription and support revenue	12.4	7.0
Research and development	38.4	25.0
Sales and marketing	44.0	27.2
General and administrative	17.7	12.4
Total share-based compensation	$114.2	$72.9

Revenue
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and, to a lesser extent, the VM-Series. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Product	$163.8	$147.7	$16.1	10.9%
Product revenue increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, driven by increased demand for our higher end appliances. The change in product revenue due to changes in pricing was not significant.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. Our contractual subscription and support terms are typically one to five years. We recognize revenue from subscriptions and support over the contractual service period. As a percentage of total revenue, we expect our subscription and support revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing subscription and support contracts, and expand our installed end-customer base. Prior to fiscal 2017, subscription and support revenue was referred to as services revenue, however, the composition of subscription and support revenue has not been modified.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$121.2	$73.6	$47.6	64.7%
Support	113.1	75.9	37.2	49.0%
Total subscription and support	$234.3	$149.5	$84.8	56.7%
Subscription and support revenue increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$280.2	$211.3	$68.9	32.6%
EMEA	70.7	53.7	17.0	31.7%
APAC	47.2	32.2	15.0	46.6%
Total revenue	$398.1	$297.2	$100.9	34.0%

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our third-party contract manufacturer. Our cost of product revenue also includes amortization of intellectual property licenses, product testing costs, shipping costs, personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, and allocated costs. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to increase as our product revenue increases.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$42.2	$38.8	$3.4	8.8%
Number of employees at period end	92	75	17	22.7%
Cost of product revenue increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 due to an increase in product unit volume for our higher end appliances.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, third-party professional services costs, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$59.1	$40.4	$18.7	46.3%
Number of employees at period end	575	406	169	41.6%
Cost of subscription and support revenue increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, driven by increases in personnel costs, which grew $12.8 million to $34.7 million for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase in personnel costs were due to headcount growth. The remaining increase was due to expansion of our customer service capabilities and infrastructure to support our growing installed end-customer base.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, manufacturing costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher end firewall products generally have higher gross margins than our lower end firewall products within each product series. For sales of our subscription and support offerings, our subscription offerings typically have higher gross margins than our support offerings. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended October 31,
	2016		2015
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$121.6	74.2%	$108.9	73.8%
Subscription and support	175.2	74.8%	109.1	72.9%
Total gross profit	$296.8	74.6%	$218.0	73.3%
Product gross margin increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, driven by our continued focus on material cost reductions. Subscription and support gross margin increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 due to contributions from our higher margin subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2016, we expect to recognize approximately $1.0 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$84.6	$59.7	$24.9	41.7%
Number of employees at period end	648	520	128	24.6%
Research and development expense increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, driven by an increase in personnel costs, which grew $20.5 million to $70.3 million for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase in personnel costs was due to headcount growth.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and allocated costs. We continue to thoughtfully invest in headcount and have substantially grown our sales presence internationally. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing(1)	$220.3	$159.5	$60.8	38.1%
Number of employees at period end	2,181	1,642	539	32.8%
______________

(1)
Prior period amount has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Sales and marketing expense increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase was primarily driven by an increase in personnel costs, which grew $48.9 million to $165.5 million for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, due to headcount growth. The remaining increase includes $6.7 million related to investments in demand generation activities and sales related events to support our revenue growth.
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

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$41.8	$30.8	$11.0	35.7%
Number of employees at period end	464	355	109	30.7%
General and administrative expense increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, driven by an increase in personnel costs, which grew $10.3 million to $31.1 million for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase in personnel costs was due to headcount growth.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended October 31,		Change
	2016	2015	Amount	%
	(dollars in millions)
Provision for income taxes	$8.4	$4.3	$4.1	95.3%
Effective tax rate(1)	(15.7)%	(12.1)%
______________

(1)
Prior period effective tax rate has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of

Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
We recorded an income tax provision for the three months ended October 31, 2016, due to federal, state, and foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, primarily due to an increase in U.S. profits resulting in an increase in U.S. taxes.
Liquidity and Capital Resources

	October 31, 2016	July 31, 2016
	(in millions)
Working capital(1)(2)	$465.0	$927.2
Cash, cash equivalents, and investments:
Cash and cash equivalents	$839.4	$734.4
Investments	1,259.0	1,204.0
Total cash, cash equivalents, and investments	$2,098.4	$1,938.4
______________

(1)
Working capital as of July 31, 2016, has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
The net carrying amount of the Notes was classified in current liabilities in our condensed consolidated balance sheets as of October 31, 2016. Refer to Note 5. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At October 31, 2016, our total cash, cash equivalents, and investments of $2.1 billion were held for general corporate purposes, of which approximately $208.3 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
As of October 31, 2016, all of our 0.0% Convertible Senior Notes due 2019 (the “Notes”) remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 5. Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time. The repurchase authorization will expire on August 31, 2018, and may be suspended or discontinued at any time. As of October 31, 2016, $450.0 million was available for future share repurchases under the repurchase authorization. Refer to Note 7. Stockholders’ Equity of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.

The following table summarizes our cash flows for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$203.3	$146.7
Net cash used in investing activities	(71.2)	(263.5)
Net cash provided by (used in) financing activities	(27.1)	16.8
Net increase (decrease) in cash and cash equivalents	$105.0	$(100.0)
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our new corporate headquarters, and the continuing market acceptance of our products and subscription and support offerings. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the three months ended October 31, 2016 was $203.3 million, an increase of $56.6 million compared to the three months ended October 31, 2015. The increase was due to growth of our business and changes in our assets and liabilities during the three months ended October 31, 2016, which included an increase in sales of subscription and support contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2016 was $71.2 million, a decrease of $192.3 million compared to the three months ended October 31, 2015, due to lower net purchases of available-for-sale investments.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans and cash used in repurchases of shares of our common stock.
Cash used in financing activities during the three months ended October 31, 2016 was $27.1 million, a change of $43.9 million compared to the three months ended October 31, 2015, due to the repurchase of $50.0 million of common stock during the three months ended October 31, 2016.
Off-Balance Sheet Arrangements
As of October 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on September 8, 2016, reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since July 31, 2016. For our quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K filed with the SEC on September 8, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2016 to the end of the first quarter of fiscal 2017, our headcount increased from 3,795 to 3,960 employees, and our number of end-customers increased from approximately 34,000 to over 35,500. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product and subscription and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, disrupt our existing end-customer relationships, reduce demand for or limit us to smaller deployments of our platform, or harm our business performance and operating results.
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
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and even though we have experienced growth, we expect variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers or sell additional products and subscriptions to our existing end-customers;

•	the budgeting cycles, seasonal buying patterns, and purchasing practices of end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	price competition;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers and strategic partnerships entered into by and between our competitors;

•	changes in the mix of our products, subscriptions, and support, including changes in multi-year subscriptions and support;

•	our ability to successfully and continuously expand our business domestically and internationally;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;

•	lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;

•	our inability to execute, complete or integrate efficiently any acquisitions that we may undertake;

•	our ability to increase the size and productivity of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer penetration, attach, and renewal rates for our subscriptions;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

•
insolvency or credit difficulties confronting our end-customers, which could adversely affect their ability to purchase or pay for our products, subscriptions, and support, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

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

•
political, economic and social instability, such as those caused by the recent U.S. presidential election, the recent referendum in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”), continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of the recent “Brexit” decision and the U.S. presidential election, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, all of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 34.0% and 54.5% in the first quarter of fiscal 2017 and fiscal 2016, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $683.4 million at October 31, 2016. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline.
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
In addition, some of our larger competitors have substantially broader and more diverse product and services offerings, which may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products and subscriptions, including through selling at zero or negative margins, offering concessions, product bundling, or closed technology platforms. Many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security could compromise our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our internal systems could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems, and costly litigation. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and investor confidence in our company and could seriously harm our business or operating results.
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or the ineffective management of any leadership transitions, especially within our sales organization, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.
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
If we are not successful in executing our strategy to increase sales of our products and subscriptions to new and existing medium and large enterprise end-customers, our operating results may suffer.
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

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;

•	more stringent requirements in our worldwide support contracts, including stricter support response times and penalties for any failure to meet support requirements; and

•
longer sales cycles, in some cases over 12 months, and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and subscriptions.

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
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 58.9% of total revenue in the first quarter of fiscal 2017 and 50.3% of total revenue in the first quarter of fiscal 2016. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
Defects, errors, or vulnerabilities in our products, subscriptions, or support, the failure of our products or subscriptions to block a virus or prevent a security breach, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects may cause our products or subscriptions to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, as a well-known provider of security solutions, our networks, products, including cloud-based technology, and subscriptions could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update end-customers’ hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems.
The occurrence of any such problem in our products and subscriptions, whether real or perceived, could result in:

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
Further, our products and subscriptions may be misused by end-customers or third parties that obtain access to our products and subscriptions. For example, our products and subscriptions could be used to censor private access to certain information on the

Internet. Such use of our products and subscriptions for censorship could result in negative press coverage and negatively affect our reputation.
The limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products and subscriptions also entails the risk of product liability claims. Although we may be indemnified by our third-party manufacturers for product liability claims arising out of manufacturing defects, because we control the design of our products and subscriptions, we may not be indemnified for product liability claims arising out of design defects. We maintain insurance to protect against certain claims associated with the use of our products and subscriptions, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation.
False detection of applications, viruses, spyware, vulnerability exploits, data patterns, or URL categories could adversely affect our business.
Our classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products and subscriptions, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and subscriptions and may therefore adversely impact market acceptance of our products and subscriptions. If our products and subscriptions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
We rely on our channel partners to sell substantially all of our products, including subscriptions and support, and if these channel partners fail to perform, our ability to sell and distribute our products and subscriptions will be limited, and our operating results will be harmed.
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our channel partners with specific training and programs to assist them in selling our products, including subscriptions and support offerings, but there can be no assurance that these steps will be utilized or effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and subscriptions. We may not be able to incentivize these channel partners to sell our products and subscriptions to end-customers and, in particular, to large enterprises. These channel partners may also have incentives to promote our competitors’ products and may devote more resources to the marketing, sales, and support of competitive products. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot be certain that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or subscriptions to end-customers or violate laws or our corporate policies. If we fail to effectively manage our sales channels or channel partners, our ability to sell our products and subscriptions and operating results will be harmed.
If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security market, our competitive position and prospects will be harmed.
The enterprise security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. The technology in our platform is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new platform features and related platform enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. The development of our platform is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new platform features. If we experience unanticipated delays in the availability of new products, platform features, and subscriptions, and fail to meet customer expectations for such availability, our competitive position and business prospects will be harmed.

Additionally, we must commit significant resources to developing new platform features before knowing whether our investments will result in products, subscriptions, and platform features the market will accept. The success of new platform features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and platform features from those of our competitors, and market acceptance of these products, services and platform features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
Our current research and development efforts may not produce successful products, subscriptions, or platform features that result in significant revenue, cost savings or other benefits in the near future, if at all.
Developing our products, subscriptions, platform features, and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products, subscriptions, or platform features, or may result in products, subscriptions, or platform features that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product and subscription opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.
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
The sales prices of our products and subscriptions may decrease, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products and subscriptions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
We have a limited history of marketing, selling, and supporting our products and subscriptions internationally. We may experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel. We also may not be able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms related to payment, warranties, or performance obligations in end-customer contracts.
Additionally, our international sales and operations are subject to a number of risks, including the following:

•
political, economic and social uncertainty around the world, in particular, those caused by the recent U.S. presidential election, macroeconomic challenges in Europe, terrorist activities, and continued hostilities in the Middle East;

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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, on June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U.; however, the full effects of Brexit are uncertain and will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, operating results and financial condition could be adversely affected by Brexit is uncertain.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, including the announcement of Brexit, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our platform to our end-customers outside of the United States and may lead to delays in the purchase of our products, subscriptions, and support, and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our euro-denominated expenditures for the fiscal year ending July 31, 2017. As of October 31, 2016, the total notional amount of our outstanding foreign currency forward contracts was $63.8 million. Refer to Note 4. Derivative Instruments of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the first quarter of fiscal 2017, two distributors represented 57.0% of our total revenue, and as of October 31, 2016, three distributors represented 64.8% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products and subscriptions to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products and subscriptions may be impacted by public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and subscriptions. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the U.S. government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products and subscriptions to the U.S. government.
Our ability to sell our products and subscriptions is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and subscriptions, our sales, and our operating results.
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. As a result, our ability, and the ability of our channel partners to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and subscriptions will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our or our channel partners’ failure to provide and maintain high-quality support services could have a material adverse effect on our business, financial condition, and operating results.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in December 2013, we acquired Morta Security, Inc., in April 2014, we acquired Cyvera Ltd. (“Cyvera”), and in May 2015, we acquired CirroSecure, Inc., all of which were cybersecurity companies. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products and subscriptions infringe the intellectual property rights of third parties. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products and subscriptions. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. A successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties, or other fees. Any of these events could seriously harm our business, financial condition, and operating results.
Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products and subscriptions. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additional uncertainty may result from changes to patent-related laws and court rulings in the United States and other jurisdictions. As a result, we may not be able to obtain adequate patent protection or effectively enforce any issued patents.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or subscriptions or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and end-customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we may be an attractive target for computer hackers, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, we may need to take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date. Any of these events would have a material adverse effect on our business, financial condition, and operating results.
Our use of open source software in our products and subscriptions could negatively affect our ability to sell our products and subscriptions and subject us to possible litigation.
Our products and subscriptions contain software modules licensed to us by third-party authors under “open source” licenses. Some open source licenses contain requirements that we make available applicable source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products or subscriptions with lower development effort and time and ultimately could result in a loss of product sales for us.
Although we monitor our use of open source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and subscriptions. From time to time, there have been claims against companies that distribute or use open source software in their products and subscriptions, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products and subscriptions on terms that are not economically feasible, to re-engineer our products and subscriptions, to discontinue the sale of our products and subscriptions if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that our processes for controlling our use of open source software in our products and subscriptions will be effective.
We license technology from third parties, and our inability to maintain those licenses could harm our business.
We incorporate technology that we license from third parties, including software, into our products and subscriptions. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products and subscriptions. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and subscriptions containing such technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and subscriptions and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the recently adopted E.U. General Data Protection Regulation imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the E.U., the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.
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
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, terrorism, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.

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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in our actual operating results being different from our guidance, and the differences may be adverse and material.
The market price of our common stock historically has been volatile and the value of your investment could decline.
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through November 11, 2016. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyber attacks;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors;

•	inaccurate or unfavorable research reports about our business and industry published by securities analysts or reduced coverage of our company by securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders;

•	sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us;

•	hedging or arbitrage trading activity involving our common stock as a result of the existence of the Notes;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
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
While we were able to determine in our management’s report for fiscal 2016 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended October 31, 2016 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2016 to August 31, 2016	—	$—	—	$500.0
September 1, 2016 to September 30, 2016	0.3	145.89	0.3	450.0
October 1, 2016 to October 31, 2016	—	—	—	$450.0
Total	0.3	$145.89	0.3
______________

(1)
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

(2)	Average price paid per share includes costs associated with the repurchases.

ITEM 6.	EXHIBITS
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

Date: November 21, 2016

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

10.1	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.

10.2	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.

10.3	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.

10.4*	Offer Letter between the Registrant and Mary Pat McCarthy, dated October 13, 2016.	8-K	001-35594	10.1	October 24, 2016

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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