Form 10-Q
period 2017-01-31
Palo Alto Networks Inc
filed 2017-03-01
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares outstanding of the registrant’s common stock as of February 16, 2017 was 92,036,258.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2017	July 31, 2016
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$761.4	$734.4
Short-term investments	593.0	551.2
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $2.4 at January 31, 2017 and July 31, 2016, respectively	386.1	348.7
Prepaid expenses and other current assets	139.9	139.7
Total current assets	1,880.4	1,774.0
Property and equipment, net	154.1	117.2
Long-term investments	790.5	652.8
Goodwill	163.5	163.5
Intangible assets, net	39.5	44.0
Other assets	146.6	106.7
Total assets	$3,174.6	$2,858.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28.0	$30.2
Accrued compensation	78.8	73.5
Accrued and other liabilities	58.8	39.2
Deferred revenue	828.0	703.9
Total current liabilities	993.6	846.8
Convertible senior notes, net	512.3	500.2
Long-term deferred revenue	670.6	536.9
Other long-term liabilities	127.5	79.4
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2017 and July 31, 2016	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 92.0 and 90.5 shares issued and outstanding at January 31, 2017 and July 31, 2016, respectively	1,613.3	1,515.5
Accumulated other comprehensive income (loss)	(5.1)	1.0
Accumulated deficit	(737.6)	(621.6)
Total stockholders’ equity	870.6	894.9
Total liabilities and stockholders’ equity	$3,174.6	$2,858.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
		(As Adjusted)		(As Adjusted)
Revenue:
Product	$168.8	$169.9	$332.6	$317.6
Subscription and support	253.8	164.8	488.1	314.3
Total revenue	422.6	334.7	820.7	631.9
Cost of revenue:
Product	45.8	44.9	88.0	83.7
Subscription and support	67.4	49.3	126.4	89.7
Total cost of revenue	113.2	94.2	214.4	173.4
Total gross profit	309.4	240.5	606.3	458.5
Operating expenses:
Research and development	89.9	74.0	174.1	133.7
Sales and marketing	226.7	182.4	446.8	341.9
General and administrative	47.2	34.2	88.8	65.0
Total operating expenses	363.8	290.6	709.7	540.6
Operating loss	(54.4)	(50.1)	(103.4)	(82.1)
Interest expense	(6.1)	(5.8)	(12.1)	(11.6)
Other income, net	2.7	2.5	5.2	4.7
Loss before income taxes	(57.8)	(53.4)	(110.3)	(89.0)
Provision for income taxes	2.8	3.9	7.2	8.2
Net loss	$(60.6)	$(57.3)	$(117.5)	$(97.2)
Net loss per share, basic and diluted	$(0.67)	$(0.66)	$(1.30)	$(1.13)
Weighted-average shares used to compute net loss per share, basic and diluted	90.7	86.6	90.2	85.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
		(As Adjusted)		(As Adjusted)
Net loss	$(60.6)	$(57.3)	$(117.5)	$(97.2)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on investments	(2.9)	(0.3)	(4.7)	(0.6)
Change in unrealized gains (losses) on cash flow hedges	(0.3)	—	(1.4)	—
Comprehensive loss	$(63.8)	$(57.6)	$(123.6)	$(97.8)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2017	2016
		(As Adjusted)
Cash flows from operating activities
Net loss	$(117.5)	$(97.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	240.6	174.8
Depreciation and amortization	28.0	19.5
Amortization of investment premiums, net of accretion of purchase discounts	1.4	1.6
Amortization of debt discount and debt issuance costs	12.1	11.5
Changes in operating assets and liabilities:
Accounts receivable, net	(37.3)	(42.0)
Prepaid expenses and other assets	(41.6)	(12.9)
Accounts payable	0.2	13.6
Accrued compensation	5.3	(8.6)
Accrued and other liabilities	68.8	25.6
Deferred revenue	257.8	215.1
Net cash provided by operating activities	417.8	301.0
Cash flows from investing activities
Purchases of investments	(562.7)	(610.2)
Proceeds from sales of investments	—	134.4
Proceeds from maturities of investments	384.0	228.0
Purchases of property, equipment, and other assets	(65.6)	(36.9)
Net cash used in investing activities	(244.3)	(284.7)
Cash flows from financing activities
Repurchases of common stock	(170.1)	—
Proceeds from sales of shares through employee equity incentive plans	23.6	21.1
Net cash provided by (used in) financing activities	(146.5)	21.1
Net increase in cash and cash equivalents	27.0	37.4
Cash and cash equivalents—beginning of period	734.4	375.8
Cash and cash equivalents—end of period	$761.4	$413.2

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
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been adjusted as a result of our voluntary change in accounting policy for sales commissions, our early adoption of new accounting guidance related to share-based payments, and our adoption of new accounting guidance related to debt issuance costs. Refer to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” below for more information.
Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, except for our voluntary change in accounting policy related to sales commissions and our early adoption of the new share-based payment accounting guidance discussed below.
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

The following tables present the changes to financial statement line items as a result of the accounting policy change for the periods presented in our condensed consolidated financial statements (in millions, except per share data):

	January 31, 2017			July 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$83.2	$56.7	$139.9	$84.8	$54.9	$139.7
Other assets	94.8	51.8	146.6	64.6	50.1	114.7
Accumulated deficit	$(846.1)	$108.5	$(737.6)	$(726.6)	$105.0	$(621.6)

	Three Months Ended January 31, 2017			Three Months Ended January 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Sales and marketing	$232.7	$(6.0)	$226.7	$187.6	$(5.2)	$182.4
Operating loss	(60.4)	6.0	(54.4)	(55.3)	5.2	(50.1)
Provision for income taxes	2.8	—	2.8	3.9	—	3.9
Net loss	$(66.6)	$6.0	$(60.6)	$(62.5)	$5.2	$(57.3)
Net loss per share, basic and diluted	$(0.73)	$0.06	$(0.67)	$(0.72)	$0.06	$(0.66)
Weighted-average shares used to compute net loss per share, basic and diluted	90.7	—	90.7	86.6	—	86.6

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(66.6)	$6.0	$(60.6)	$(62.5)	$5.2	$(57.3)
Comprehensive loss	$(69.8)	$6.0	$(63.8)	$(62.8)	$5.2	$(57.6)

	Six Months Ended January 31, 2017(1)			Six Months Ended January 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Sales and marketing	$450.2	$(3.4)	$446.8	$345.9	$(4.0)	$341.9
Operating loss	(106.8)	3.4	(103.4)	(86.1)	4.0	(82.1)
Provision for income taxes	7.3	(0.1)	7.2	8.2	—	8.2
Net loss	$(121.0)	$3.5	$(117.5)	$(101.2)	$4.0	$(97.2)
Net loss per share, basic and diluted	$(1.34)	$0.04	$(1.30)	$(1.18)	$0.05	$(1.13)
Weighted-average shares used to compute net loss per share, basic and diluted	90.2	—	90.2	85.8	—	85.8

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(121.0)	$3.5	$(117.5)	$(101.2)	$4.0	$(97.2)
Comprehensive loss	$(127.1)	$3.5	$(123.6)	$(101.8)	$4.0	$(97.8)
______________

(1)
Amounts reflect an adjustment for the three months ended October 31, 2016, due to our early adoption of new share-based payment accounting guidance in our second quarter of fiscal 2017. Refer to “Recent Accounting Pronouncements” below for more information.

This change in accounting policy does not affect our balance of cash and cash equivalents and, as a result, did not change net cash flows from operating, investing, or financing activities, or materially impact any individual line items presented in our condensed consolidated statement of cash flows for the six months ended January 31, 2016.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance simplifying several aspects of the accounting for employee share-based payment transactions. The new guidance requires us to recognize excess tax benefits or deficiencies as income tax expense or benefit in the period in which they occur, rather than additional paid-in capital, and also requires us to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, excess tax benefits should be classified as an operating activity, along with other income tax cash flows, instead of a financing activity in our condensed consolidated statements of cash flows. The guidance also allows us to make an accounting policy election to account for forfeitures of share-based payment awards when they occur, rather than estimate expected forfeitures.
We elected to early adopt the guidance in our second quarter of fiscal 2017, which required us to reflect any adjustments related to the adoption as of the beginning of the fiscal year. The impact of the adoption on our condensed consolidated financial statements was as follows:

•
Income tax accounting - We adopted the guidance related to the timing of when excess tax benefits are recognized on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as a $3.5 million reduction to accumulated deficit as of August 1, 2016, to reflect the recognition of excess tax benefits in prior years, with a corresponding adjustment to deferred tax assets and long-term tax liabilities. We adopted the guidance related to the recognition of excess tax benefits and deficiencies as income tax expense or benefit on a prospective basis.

•
Cash flow presentation of excess tax benefits - We elected to adopt the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a retrospective basis, which increased net cash provided by operating activities by $0.5 million for the six months ended January 31, 2016, with a corresponding decrease to net cash provided by financing activities.

•
Forfeitures - We elected to account for forfeitures when they occur and adopted this change on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as a $2.0 million increase to accumulated deficit as of August 1, 2016.

The adoption of the guidance also impacted our previously reported results for the three months ended October 31, 2016, as presented in the following tables (in millions, except per share data):

	October 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Balance Sheets
Other assets	$102.0	$1.7	$103.7
Other long-term liabilities	85.8	(5.6)	80.2
Common stock and additional paid-in capital	1,542.2	0.9	1,543.1
Accumulated deficit	$(683.4)	$6.4	$(677.0)

	Three Months Ended October 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Statements of Operations
Total cost of revenue(1)	$101.3	$(0.1)	$101.2
Total operating expenses(1)	346.7	(0.8)	345.9
Provision for income taxes	8.4	(4.0)	4.4
Net loss	$(61.8)	$4.9	$(56.9)
Net loss per share, basic and diluted	$(0.69)	$0.06	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	89.8	—	89.8

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(61.8)	$4.9	$(56.9)
Comprehensive loss	$(64.7)	$4.9	$(59.8)

Condensed Consolidated Statements of Cash Flows
Net cash provided by operating activities	$203.3	$0.2	$203.5
Net cash used in financing activities	$(27.1)	$(0.2)	$(27.3)
______________

(1)
Adjustments consist of share-based compensation, which was impacted by our policy election to account for forfeitures when they occur. The impact of adoption on each cost and expense line item within these subtotals was not significant.

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
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The FASB subsequently delayed the effective date of the standard by one year and as a result, the standard is now effective for us for our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption as of the original effective date is permitted. We do not plan to early adopt, and accordingly, we will adopt the new standard in our first quarter of fiscal 2019. We are in the initial stages of evaluating the impact of the new standard on our accounting policies, processes, and system requirements, and have assigned internal resources and engaged third party service providers to assist in our evaluation and system implementation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We are currently evaluating adoption methods and the potential impact that the implementation of this standard will have on our condensed consolidated financial statements.
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

The following table presents the fair value of our financial assets and liabilities using the above input categories as of January 31, 2017 and July 31, 2016 (in millions):

	January 31, 2017				July 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government and agency securities	$—	$2.0	$—	$2.0	$—	$—	$—	$—
Total cash equivalents	—	2.0	—	2.0	—	—	—	—
Short-term investments:
Commercial paper	—	17.9	—	17.9	—	3.0	—	3.0
Corporate debt securities	—	99.7	—	99.7	—	121.4	—	121.4
U.S. government and agency securities	—	475.4	—	475.4	—	426.8	—	426.8
Total short-term investments	—	593.0	—	593.0	—	551.2	—	551.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Corporate debt securities	—	229.6	—	229.6	—	166.1	—	166.1
U.S. government and agency securities	—	555.5	—	555.5	—	481.3	—	481.3
Total long-term investments	—	790.5	—	790.5	—	652.8	—	652.8
Total assets measured at fair value	$—	$1,385.5	$—	$1,385.5	$—	$1,204.0	$—	$1,204.0
Accrued and other liabilities:
Foreign currency forward contracts	$—	$1.9	$—	$1.9	$—	$—	$—	$—
Total accrued and other liabilities	—	1.9	—	1.9	—	—	—	—
Total liabilities measured at fair value	$—	$1.9	$—	$1.9	$—	$—	$—	$—
Refer to Note 5. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2017 and July 31, 2016.
3. Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments as of January 31, 2017 and July 31, 2016 (in millions):

	January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	17.9	—	—	17.9
Corporate debt securities	330.0	0.2	(0.9)	329.3
U.S. government and agency securities	1,035.3	0.1	(2.5)	1,032.9
Total	$1,388.6	$0.3	$(3.4)	$1,385.5

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	3.0	—	—	3.0
Corporate debt securities	286.7	0.8	—	287.5
U.S. government and agency securities	907.3	0.9	(0.1)	908.1
Total	$1,202.4	$1.7	$(0.1)	$1,204.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at January 31, 2017 and July 31, 2016.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of January 31, 2017, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$595.2	$595.0
Due between one and three years	793.4	790.5
Total	$1,388.6	$1,385.5
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
Beginning August 2016, we entered into forward contracts to hedge the foreign currency exchange rate risk arising from our euro-denominated expenditures to be incurred during the fiscal year ending July 31, 2017. As of January 31, 2017, the total notional amount of our outstanding foreign currency forward contracts was $54.4 million. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of January 31, 2017.
During the three and six months ended January 31, 2017, both unrealized losses recognized in AOCI related to the effective portion of our cash flow hedges and amounts reclassified into earnings were not material. Total unrealized losses in AOCI related to the effective portion of our cash flow hedges as of January 31, 2017 were also not material.

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
The sale price condition was not met during the fiscal quarter ended January 31, 2017. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of January 31, 2017.
The following table sets forth the components of the Notes as of January 31, 2017 and July 31, 2016 (in millions):

	January 31, 2017	July 31, 2016
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	62.7	74.8
Net carrying amount	$512.3	$500.2

Equity	$109.8	$109.8
The total estimated fair value of the Notes was $820.2 million and $761.9 million at January 31, 2017 and July 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2017 and July 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of January 31, 2017, the if-converted value of the Notes exceeded its principal amount by $125.0 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Amortization of debt discount	$5.5	$5.2	$10.9	$10.4
Amortization of debt issuance costs	0.6	0.6	1.2	1.1
Total interest expense recognized	$6.1	$5.8	$12.1	$11.5

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%

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
For more information on the Notes, the Note Hedges, and the Warrants, refer to Note 7. Convertible Senior Notes included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of January 31, 2017 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2017	$14.0
2018	27.6
2019	46.9
2020	50.6
2021	55.0
2022 and thereafter	316.3
Committed gross lease payments	510.4
Less: proceeds from sublease rental	3.6
Net operating lease obligation	$506.8
Contract Manufacturer Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of January 31, 2017, our purchase commitments under such orders were $77.6 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2017, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
7. Stockholders’ Equity
Share Repurchase
On August 26, 2016, our board of directors authorized a $500.0 million share repurchase which is funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on August 31, 2018, and may be suspended or discontinued at any time. During the three and six months ended January 31, 2017, we repurchased and retired 0.9 million and 1.3 million shares, respectively, of our common stock under the authorization for an aggregate purchase price of $120.1 million and $170.1 million, respectively. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of January 31, 2017, $329.9 million remained available for future share repurchases under the repurchase authorization.
8. Equity Award Plans
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	2.1	$13.42	5.2	$244.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.4)	15.48
Balance—January 31, 2017	1.7	$12.99	4.7	$232.5
Options exercisable—January 31, 2017	1.7	$12.99	4.7	$232.5
Restricted Stock Unit (“RSU”), Restricted Stock Award (“RSA”), and Performance-Based Stock Award (“PSA”) Activities
In October 2016, we granted PSAs to our employees, which will vest over a period of four years from the date of grant. The actual number of PSAs earned and eligible to vest will be determined based on level of achievement against a pre-established billings target for the fiscal year ending July 31, 2017, with a maximum of 0.2 million shares issuable at the end of the performance period. Share-based compensation expense for our PSAs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.

The following table summarizes the RSU, RSA, and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	1.1	$170.97	6.5	$130.14	1.1	$852.7
Granted(1)	0.3	148.54	2.4	147.47
Vested	(0.2)	170.97	(1.9)	116.72
Forfeited	—	—	(0.3)	138.69
Balance—January 31, 2017	1.2	$164.82	6.7	$139.77	1.3	$989.0
______________

(1)	The number of PSAs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017(1)	2016
Cost of product revenue	$2.0	$1.6	$3.7	$2.9
Cost of subscription and support revenue	15.0	10.5	27.3	17.5
Research and development	41.3	34.9	79.3	59.9
Sales and marketing	49.7	39.4	93.5	66.6
General and administrative	19.3	15.5	36.8	27.9
Total share-based compensation	$127.3	$101.9	$240.6	$174.8
______________

(1)
Amounts reflect an adjustment for the three months ended October 31, 2016, due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

As of January 31, 2017, total compensation cost related to unvested share-based awards not yet recognized was $989.7 million. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.
9. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2017 reflects an effective tax rate of (4.8)% and (6.5)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed primarily due to an increase in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
Our provision for income taxes for the three and six months ended January 31, 2016 reflects an effective tax rate of (7.3)% and (9.2)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Key components of our effective tax rate consisted of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance.

As of January 31, 2017, we had $265.4 million of unrecognized tax benefits, $24.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2016, we had $127.7 million of unrecognized tax benefits, $21.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. The increase in unrecognized tax benefits since July 31, 2016 relates to positions taken relating to transfer pricing in the current year. As of January 31, 2017, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
10. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net loss	$(60.6)	$(57.3)	$(117.5)	$(97.2)
Weighted-average shares used to compute net loss per share, basic and diluted	90.7	86.6	90.2	85.8
Net loss per share, basic and diluted	$(0.67)	$(0.66)	$(1.30)	$(1.13)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2017	2016
RSUs	6.7	7.5
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.7	2.5
RSAs and PSAs	1.2	1.1
ESPP shares	0.1	0.1
Total	20.1	21.6
11. Subsequent Events
Business Combination
On February 27, 2017, we completed our acquisition of LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company, in exchange for total consideration of approximately $105.0 million in cash. The acquisition expands the functionality of our next-generation security platform with the addition of LightCyber’s behavioral analytics technology. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our third quarter of fiscal 2017.
Share Repurchase
On February 24, 2017, our board of directors authorized a $500.0 million increase to our existing share repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing, and will be funded from available working capital. Additionally, our board of directors extended the term of the repurchase authorization, which will now expire on December 31, 2018, and may be suspended or discontinued at any time. Refer to Note 7. Stockholders’ Equity for more information on our existing repurchase authorization as of January 31, 2017.

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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2017 to the three and six months ended January 31, 2016.

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
For the second quarter of fiscal 2017 and 2016, total revenue was $422.6 million and $334.7 million, respectively, representing year-over-year growth of 26.3%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscription, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2017, we had more than 37,500 end-customers in over 150 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $168.8 million, or 39.9% of total revenue, for the second quarter of fiscal 2017, representing a year-over-year decrease of 0.6%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $253.8 million, or 60.1% of total revenue, for the second quarter of fiscal 2017, representing year-over-year growth of 54.0%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support in order to receive ongoing security updates, upgrades, bug fixes, and repairs.
We continue to invest in innovation and extending our platform and, in February 2017, introduced several new products and features. First, we further expanded our family of firewalls with the launch of several new appliances: our PA-220, which is designed for small branch offices and remote locations; our PA-800 series, which are ideal for medium-sized networks and branch and remote office environments; our PA-5200 series, which deliver security for high throughput environments in a compact form factor; and the addition of three new VM-Series virtual firewall models, which support cloud and virtualization initiatives ranging from virtualized branch offices to data center and service provider deployments. Additionally, we delivered PAN-OS 8.0, an important software release that expands security for public and private clouds, provides new SaaS application security functionality, and provides the capabilities to prevent the theft and abuse of stolen credentials.
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

	January 31, 2017	July 31, 2016
	(in millions)
Total deferred revenue	$1,498.6	$1,240.8
Cash, cash equivalents, and investments	$2,144.9	$1,938.4

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(dollars in millions)
Total revenue	$422.6	$334.7	$820.7	$631.9
Total revenue year-over-year percentage increase	26.3%	53.8%	29.9%	54.1%
Gross margin(2)	73.2%	71.9%	73.9%	72.6%
Operating loss(1)(2)	$(54.4)	$(50.1)	$(103.4)	$(82.1)
Operating margin(1)(2)	(12.9)%	(15.0)%	(12.6)%	(13.0)%
Billings	$561.6	$459.0	$1,078.5	$847.0
Billings year-over-year percentage increase	22.4%	62.3%	27.3%	61.9%
Cash flow provided by operating activities(2)			$417.8	$301.0
Free cash flow (non-GAAP)(2)			$352.2	$264.1
______________

(1)
Amounts have been adjusted for the three and six months ended January 31, 2016, as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Certain amounts reflect adjustments as a result of our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in millions)
Billings:
Total revenue	$422.6	$334.7	$820.7	$631.9
Add: change in total deferred revenue	139.0	124.3	257.8	215.1
Billings	$561.6	$459.0	$1,078.5	$847.0

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

	Six Months Ended January 31,
	2017	2016
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$417.8	$301.0
Less: purchases of property, equipment, and other assets	65.6	36.9
Free cash flow (non-GAAP)(1)	$352.2	$264.1
Net cash used in investing activities	$(244.3)	$(284.7)
Net cash provided by (used in) financing activities(1)	$(146.5)	$21.1
______________

(1)
Amounts reflect adjustments as a result of our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.
Due to our early adoption of new share-based payment accounting guidance in the second quarter of fiscal 2017, certain amounts for the six months ended January 31, 2017 in the tables and discussion that follow reflect an adjustment for the three months ended October 31, 2016. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended January 31,				Six Months Ended January 31,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount(1)	% of Revenue(1)	Amount	% of Revenue	Amount(1)	% of Revenue(1)
	(dollars in millions)
Revenue:
Product	$168.8	39.9%	$169.9	50.7%	$332.6	40.5%	$317.6	50.3%
Subscription and support	253.8	60.1%	164.8	49.3%	488.1	59.5%	314.3	49.7%
Total revenue	422.6	100.0%	334.7	100.0%	820.7	100.0%	631.9	100.0%
Cost of revenue:
Product	45.8	10.8%	44.9	13.4%	88.0	10.7%	83.7	13.2%
Subscription and support	67.4	16.0%	49.3	14.7%	126.4	15.4%	89.7	14.2%
Total cost of revenue(2)	113.2	26.8%	94.2	28.1%	214.4	26.1%	173.4	27.4%
Total gross profit	309.4	73.2%	240.5	71.9%	606.3	73.9%	458.5	72.6%
Operating expenses:
Research and development	89.9	21.3%	74.0	22.1%	174.1	21.2%	133.7	21.2%
Sales and marketing	226.7	53.6%	182.4	54.5%	446.8	54.4%	341.9	54.1%
General and administrative	47.2	11.2%	34.2	10.3%	88.8	10.9%	65.0	10.3%
Total operating expenses(2)	363.8	86.1%	290.6	86.9%	709.7	86.5%	540.6	85.6%
Operating loss	(54.4)	(12.9)%	(50.1)	(15.0)%	(103.4)	(12.6)%	(82.1)	(13.0)%
Interest expense	(6.1)	(1.4)%	(5.8)	(1.7)%	(12.1)	(1.5)%	(11.6)	(1.8)%
Other income, net	2.7	0.6%	2.5	0.7%	5.2	0.7%	4.7	0.7%
Loss before income taxes	(57.8)	(13.7)%	(53.4)	(16.0)%	(110.3)	(13.4)%	(89.0)	(14.1)%
Provision for income taxes	2.8	0.6%	3.9	1.2%	7.2	0.9%	8.2	1.3%
Net loss	$(60.6)	(14.3)%	$(57.3)	(17.2)%	$(117.5)	(14.3)%	$(97.2)	(15.4)%
______________

(1)
Certain prior period amounts have been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Cost of product revenue	$2.0	$1.6	$3.7	$2.9
Cost of subscription and support revenue	15.0	10.5	27.3	17.5
Research and development	41.3	34.9	79.3	59.9
Sales and marketing	49.7	39.4	93.5	66.6
General and administrative	19.3	15.5	36.8	27.9
Total share-based compensation	$127.3	$101.9	$240.6	$174.8

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$168.8	$169.9	$(1.1)	(0.6)%	$332.6	$317.6	$15.0	4.7%
Product revenue decreased slightly for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to lower sales productivity in certain markets in the U.S.
Product revenue increased for the six months ended January 31, 2017 compared to the six months ended January 31, 2016 due to increased demand for our higher-end appliances.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$134.3	$84.3	$50.0	59.3%	$255.5	$157.9	$97.6	61.8%
Support	119.5	80.5	39.0	48.4%	232.6	156.4	76.2	48.7%
Total subscription and support	$253.8	$164.8	$89.0	54.0%	$488.1	$314.3	$173.8	55.3%
Subscription and support revenue increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$295.0	$229.7	$65.3	28.4%	$575.2	$441.0	$134.2	30.4%
EMEA	78.8	62.1	16.7	26.9%	149.5	115.8	33.7	29.1%
APAC	48.8	42.9	5.9	13.8%	96.0	75.1	20.9	27.8%
Total revenue	$422.6	$334.7	$87.9	26.3%	$820.7	$631.9	$188.8	29.9%
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$45.8	$44.9	$0.9	2.0%	$88.0	$83.7	$4.3	5.1%
Number of employees at period end	92	82	10	12.2%	92	82	10	12.2%
Cost of product revenue increased slightly for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, primarily due to an increase in personnel costs due to headcount growth.
Cost of product revenue increased for the six months ended January 31, 2017 compared to the six months ended January 31, 2016, primarily due to an increase in product unit volume for our higher end appliances.

Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, amortization of acquired intangible assets, third-party professional services costs, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows. Prior to fiscal 2017, cost of subscription and support revenue was referred to as cost of services revenue, however, the composition of cost of subscription and support revenue has not been modified.

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$67.4	$49.3	$18.1	36.7%	$126.4	$89.7	$36.7	40.9%
Number of employees at period end	623	457	166	36.3%	623	457	166	36.3%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were driven by increases in personnel costs, which grew $12.3 million to $39.7 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 and grew $25.2 million to $74.3 million for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increases in both periods were primarily due to expansion of our customer service capabilities and infrastructure to support our growing installed end-customer base.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, manufacturing costs, the introduction of new products, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher end firewall products generally have higher gross margins than our lower end firewall products within each product series. For sales of our subscription and support offerings, our subscription offerings typically have higher gross margins than our support offerings. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended January 31,				Six Months Ended January 31,
	2017		2016		2017		2016
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$123.0	72.9%	$125.0	73.5%	$244.6	73.5%	$233.9	73.6%
Subscription and support	186.4	73.4%	115.5	70.2%	361.7	74.1%	224.6	71.5%
Total gross profit	$309.4	73.2%	$240.5	71.9%	$606.3	73.9%	$458.5	72.6%
Product gross margin decreased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The decreases in both periods were driven by increases in personnel costs, which grew $1.1 million, or 20.5%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 and grew $2.8 million, or 28.0%, for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. The increases in personnel costs in both periods were primarily due to headcount growth.
Subscription and support gross margin increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were due to contributions from our higher margin subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2017, we expect to recognize approximately $989.7 million of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$89.9	$74.0	$15.9	21.5%	$174.1	$133.7	$40.4	30.2%
Number of employees at period end	661	558	103	18.5%	661	558	103	18.5%
Research and development expense increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were driven by increases in personnel costs, which grew $12.7 million to $75.6 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 and grew $33.2 million to $145.9 million for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increase for the six months ended January 31, 2017 compared to the six months ended January 31, 2016 includes $3.3 million of development costs related to investments in our future offerings.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing(1)	$226.7	$182.4	$44.3	24.3%	$446.8	$341.9	$104.9	30.7%
Number of employees at period end	2,269	1,847	422	22.8%	2,269	1,847	422	22.8%
______________

(1)
Prior period amount has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Sales and marketing expense increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were primarily driven by increases in personnel costs, which grew $39.8 million to $179.5 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 and grew $88.7 million to $345.0 million for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increases in both periods were primarily due to investments in demand generation activities and sales related events to support our revenue growth.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$47.2	$34.2	$13.0	38.0%	$88.8	$65.0	$23.8	36.6%
Number of employees at period end	492	399	93	23.3%	492	399	93	23.3%
General and administrative expense increased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016. The increases in both periods were driven by increases in personnel costs, which grew $8.9 million to $34.3 million for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 and grew $19.3 million to $65.4 million for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. The increases in personnel costs in both periods were primarily due to headcount growth.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in millions)
Provision for income taxes	$2.8	$3.9	$(1.1)	(28.2)%	$7.2	$8.2	$(1.0)	(12.2)%
Effective tax rate(1)	(4.8)%	(7.3)%			(6.5)%	(9.2)%
______________

(1)
Prior period effective tax rate has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

We recorded an income tax provision for the three and six months ended January 31, 2017, due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes decreased for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016, primarily due to our early adoption of new share-based payment accounting guidance.

Liquidity and Capital Resources

	January 31, 2017	July 31, 2016
	(in millions)
Working capital(1)	$886.8	$927.2
Cash, cash equivalents, and investments:
Cash and cash equivalents	$761.4	$734.4
Investments	1,383.5	1,204.0
Total cash, cash equivalents, and investments	$2,144.9	$1,938.4
______________

(1)
Working capital as of July 31, 2016, has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At January 31, 2017, our total cash, cash equivalents, and investments of $2.1 billion were held for general corporate purposes, of which approximately $237.1 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
As of January 31, 2017, all of our 0.0% Convertible Senior Notes due 2019 (the “Notes”) remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase which is funded from available working capital. Repurchases may be made at management’s discretion from time to time. The repurchase authorization will expire on August 31, 2018, and may be suspended or discontinued at any time. As of January 31, 2017, $329.9 million was available for future share repurchases under the repurchase authorization. Refer to Note 7. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization. In February 2017, our board of directors authorized a $500.0 million increase to our existing share repurchase program, bringing the total authorization to $1.0 billion, and extended the term of the repurchase authorization so that it will now expire on December 31, 2018. Refer to Note 11. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the increase to the repurchase authorization.
On February 27, 2017, we completed our acquisition of LightCyber Ltd., a privately-held cybersecurity company, in exchange for total consideration of approximately $105.0 million in cash. Refer to Note 11. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
The following table summarizes our cash flows for the six months ended January 31, 2017 and 2016.

	Six Months Ended January 31,
	2017	2016
	(in millions)
Net cash provided by operating activities(1)	$417.8	$301.0
Net cash used in investing activities	(244.3)	(284.7)
Net cash provided by (used in) financing activities(1)	(146.5)	21.1
Net increase in cash and cash equivalents	$27.0	$37.4
______________

(1)
Amounts reflect adjustments as a result of our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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
Operating Activities
Our operating activities have consisted of net losses adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities during the six months ended January 31, 2017 was $417.8 million, an increase of $116.8 million compared to the six months ended January 31, 2016. The increase was due to growth of our business and changes in our assets and liabilities during the six months ended January 31, 2017, which included an increase in sales of subscription and support contracts to new and existing customers as reflected by an increase in deferred revenue.
Investing Activities
Our investing activities have consisted of capital expenditures and net investment purchases, sales, and maturities. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2017 was $244.3 million, a decrease of $40.4 million compared to the six months ended January 31, 2016, due to lower net purchases of available-for-sale investments, partially offset by increased investment in facilities to support the growth of our business.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans and cash used to repurchase shares of our common stock.
Cash used in financing activities during the six months ended January 31, 2017 was $146.5 million, a change of $167.6 million compared to the six months ended January 31, 2016, due to the repurchase of $170.1 million of our common stock during the six months ended January 31, 2017.
Off-Balance Sheet Arrangements
As of January 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on September 8, 2016, reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report, except for the change in our accounting policy for forfeitures of share-based compensation awards due to our early adoption of new accounting guidance. Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures to market risk have not changed materially since July 31, 2016. For our quantitative and qualitative disclosures about market risk, see the disclosures in Part II, Item 7A in our Annual Report on Form 10-K filed with the SEC on September 8, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information set forth under the “Litigation” subheading in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2016 to the end of the second quarter of fiscal 2017, our headcount increased from 3,795 to 4,137 employees, and our number of end-customers increased from approximately 34,000 to more than 37,500. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product and subscription and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•
insolvency or credit difficulties confronting our end-customers, which could adversely affect their ability to purchase or pay for our products and subscription and support offerings, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

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

•
political, economic and social instability, such as those caused by the recent U.S. election or the upcoming elections in Europe, the recent referendum in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”), continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of the recent “Brexit” decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements as a result of the recent U.S. election, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, all of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 29.9% and 54.1% in the six months ended January 31, 2017 and the six months ended January 31, 2016, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $737.6 million at January 31, 2017. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

•
large companies such as Intel and IBM that have acquired large network and endpoint security vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

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
Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and subscriptions. Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered and adapt more quickly to new technologies and end-customer needs. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
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
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (particularly for large enterprise end-customers with lengthy sales cycles), our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter, our failure to manage inventory to meet demand, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements (including new compliance requirements imposed by new or renegotiated trade agreements), revenue could fall below our expectations and the estimates of analysts for that quarter, which could adversely impact our business and operating results and cause a decline in the market price of our common stock.

Seasonality may cause fluctuations in our revenue.
We believe there are significant seasonal factors that may cause our second and fourth fiscal quarters to record greater revenue sequentially than our first and third fiscal quarters. We believe that this seasonality results from a number of factors, including:

•
end-customers with a December 31 fiscal year-end choosing to spend remaining unused portions of their discretionary budgets before their fiscal year-end, which potentially results in a positive impact on our revenue in our second fiscal quarter;

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
Our future success depends, in part, on our ability to continue to attract, integrate, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Additionally, any failure to hire, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
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
Our growth strategy is dependent, in part, upon increasing sales of our products to new and existing medium and large enterprise end-customers. Sales to these end-customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

We recently experienced execution challenges with respect to certain elements of our go-to-market strategy. While we are in the process of implementing changes to our go-to-market strategy that are designed to address these challenges, such changes may be difficult to implement and result in further disruptions to our sales organization or, once implemented, fail to resolve these challenges, which could impact our results of operations for the second half of fiscal 2017. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 59.5% of total revenue in the six months ended January 31, 2017 and 49.7% of total revenue in the six months ended January 31, 2016. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
We depend on third-party manufacturers, primarily a subsidiary of Flextronics International, Ltd. (“Flex”), our contract manufacturer, as sole source manufacturers for our product lines. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are primarily manufactured by our contract manufacturers at facilities located in the United States. Over time, a growing portion of our products intended for foreign end-customers may be manufactured outside the United States as we look for cost savings opportunities, which may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to manufacturing or logistics disruption resulting from import delays or the imposition of increased tariffs on our third-party manufacturers which could severely impair our ability to fulfill orders.
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

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the new administration;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, including as a result of concerns regarding the impact of potential policy changes following the recent U.S. presidential election and the impact of Brexit, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our platform to our end-customers outside of the United States and may lead to delays in the purchase of our products, subscriptions, and support, and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our euro-denominated expenditures for the fiscal year ending July 31, 2017. As of January 31, 2017, the total notional amount of our outstanding foreign currency forward contracts was $54.4 million. Refer to Note 4. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the six months ended January 31, 2017, two distributors represented 57.2% of our total revenue, and as of January 31, 2017, three distributors represented 72.4% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”) and, in May 2015, we acquired CirroSecure, Inc. In addition, we recently announced our acquisition of LightCyber Ltd. (“LightCyber”), which we completed in February 2017. We believe that our acquisition of LightCyber will expand the functionality of our next-generation security platform with the addition of LightCyber’s behavioral analytics technology. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
As a result of our acquisitions of Cyvera and LightCyber, we have offices and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable taxing authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including proposed and potential new legislation to reform U.S. taxation of international business activities, and recent guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Additionally, as we work toward adopting and implementing the new revenue accounting standard, management will make judgments and assumptions based on its interpretation of the new standard. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as we work toward implementing the new standard. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through February 16, 2017. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
On February 24, 2017, our board of directors authorized a $500.0 million increase to our existing share repurchase program, bringing the total authorization to $1.0 billion, funded from available working capital. This authorization is an increase to the existing $500 million repurchase authorization previously approved by our board of directors in August 2016. Additionally, our board of directors extended the term of the repurchase authorization, which will now expire on December 31, 2018. Although our board of directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2016 to November 30, 2016	0.5	$136.08	0.5	$377.0
December 1, 2016 to December 31, 2016	0.4	$125.49	0.4	$329.9
January 1, 2017 to January 31, 2017	—	$—	—	$329.9
Total	0.9	$131.72	0.9
______________

(1)
On February 24, 2017, our board of directors authorized a $500.0 million increase to our existing share repurchase program, bringing the total authorization to $1.0 billion, which will be funded from available working capital. This authorization is an increase to the existing $500.0 million repurchase authorization previously approved by our board of directors in August 2016. Additionally, our board of directors extended the term of the repurchase authorization, which will now expire on December 31, 2018, and may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.

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

Date: February 28, 2017

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.

10.2	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.

10.3	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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