Form 10-Q
period 2017-04-30
Palo Alto Networks Inc
filed 2017-06-01
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 17, 2017 was 91,823,907.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	April 30, 2017	July 31, 2016
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$692.0	$734.4
Short-term investments	680.0	551.2
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $2.4 at April 30, 2017 and July 31, 2016, respectively	364.1	348.7
Prepaid expenses and other current assets	159.1	139.7
Total current assets	1,895.2	1,774.0
Property and equipment, net	192.3	117.2
Long-term investments	719.1	652.8
Goodwill	238.8	163.5
Intangible assets, net	56.5	44.0
Other assets	148.2	106.7
Total assets	$3,250.1	$2,858.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33.2	$30.2
Accrued compensation	76.4	73.5
Accrued and other liabilities	60.1	39.2
Deferred revenue	885.0	703.9
Total current liabilities	1,054.7	846.8
Convertible senior notes, net	518.4	500.2
Long-term deferred revenue	726.8	536.9
Other long-term liabilities	137.1	79.4
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2017 and July 31, 2016	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 91.8 and 90.5 shares issued and outstanding at April 30, 2017 and July 31, 2016, respectively	1,615.8	1,515.5
Accumulated other comprehensive income (loss)	(4.2)	1.0
Accumulated deficit	(798.5)	(621.6)
Total stockholders’ equity	813.1	894.9
Total liabilities and stockholders’ equity	$3,250.1	$2,858.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
		(As Adjusted)		(As Adjusted)
Revenue:
Product	$164.2	$162.1	$496.8	$479.7
Subscription and support	267.6	183.7	755.7	498.0
Total revenue	431.8	345.8	1,252.5	977.7
Cost of revenue:
Product	49.7	43.2	137.7	126.9
Subscription and support	74.0	51.7	200.4	141.4
Total cost of revenue	123.7	94.9	338.1	268.3
Total gross profit	308.1	250.9	914.4	709.4
Operating expenses:
Research and development	86.0	74.0	260.1	207.7
Sales and marketing	226.9	195.9	673.7	537.8
General and administrative	44.3	33.5	133.1	98.5
Total operating expenses	357.2	303.4	1,066.9	844.0
Operating loss	(49.1)	(52.5)	(152.5)	(134.6)
Interest expense	(6.2)	(5.8)	(18.3)	(17.4)
Other income, net	2.1	1.0	7.3	5.7
Loss before income taxes	(53.2)	(57.3)	(163.5)	(146.3)
Provision for income taxes	7.7	6.8	14.9	15.0
Net loss	$(60.9)	$(64.1)	$(178.4)	$(161.3)
Net loss per share, basic and diluted	$(0.67)	$(0.73)	$(1.97)	$(1.86)
Weighted-average shares used to compute net loss per share, basic and diluted	91.0	87.8	90.5	86.5

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
		(As Adjusted)		(As Adjusted)
Net loss	$(60.9)	$(64.1)	$(178.4)	$(161.3)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	—	1.3	(4.7)	0.7
Change in unrealized gains (losses) on cash flow hedges	0.9	—	(0.5)	—
Other comprehensive income (loss)	$0.9	$1.3	$(5.2)	$0.7
Comprehensive loss	$(60.0)	$(62.8)	$(183.6)	$(160.6)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2017	2016
		(As Adjusted)
Cash flows from operating activities
Net loss	$(178.4)	$(161.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	356.8	283.2
Depreciation and amortization	43.1	30.7
Amortization of investment premiums, net of accretion of purchase discounts	2.1	2.4
Amortization of debt discount and debt issuance costs	18.3	17.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(14.9)	(55.3)
Prepaid expenses and other assets	(49.6)	(17.8)
Accounts payable	2.8	11.7
Accrued compensation	1.7	(23.4)
Accrued and other liabilities	77.0	28.2
Deferred revenue	370.1	355.5
Net cash provided by operating activities	629.0	471.3
Cash flows from investing activities
Purchases of investments	(726.9)	(830.1)
Proceeds from sales of investments	—	137.4
Proceeds from maturities of investments	520.7	409.6
Business acquisitions, net of cash acquired	(90.7)	—
Purchases of property, equipment, and other assets	(114.2)	(56.2)
Net cash used in investing activities	(411.1)	(339.3)
Cash flows from financing activities
Repurchases of common stock	(295.1)	—
Proceeds from sales of shares through employee equity incentive plans	45.8	42.2
Payments for taxes related to net share settlement of equity awards	(11.0)	—
Net cash provided by (used in) financing activities	(260.3)	42.2
Net increase (decrease) in cash and cash equivalents	(42.4)	174.2
Cash and cash equivalents—beginning of period	734.4	375.8
Cash and cash equivalents—end of period	$692.0	$550.0

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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, except for our voluntary change in accounting policy related to sales commissions and our early adoption of the new share-based payment accounting guidance discussed below.
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

The following tables present the changes to financial statement line items as a result of the accounting policy change for the periods presented in our condensed consolidated financial statements (in millions, except per share data):

	April 30, 2017			July 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Balance Sheets
Prepaid expenses and other current assets	$99.4	$59.7	$159.1	$84.8	$54.9	$139.7
Other assets	91.7	56.5	148.2	64.6	50.1	114.7
Other long-term liabilities	136.7	0.4	137.1	79.4	—	79.4
Accumulated deficit	$(914.3)	$115.8	$(798.5)	$(726.6)	$105.0	$(621.6)

	Three Months Ended April 30, 2017			Three Months Ended April 30, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Sales and marketing	$234.6	$(7.7)	$226.9	$202.0	$(6.1)	$195.9
Operating loss	(56.8)	7.7	(49.1)	(58.6)	6.1	(52.5)
Provision for income taxes	7.3	0.4	7.7	6.8	—	6.8
Net loss	$(68.2)	$7.3	$(60.9)	$(70.2)	$6.1	$(64.1)
Net loss per share, basic and diluted	$(0.75)	$0.08	$(0.67)	$(0.80)	$0.07	$(0.73)
Weighted-average shares used to compute net loss per share, basic and diluted	91.0	—	91.0	87.8	—	87.8

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(68.2)	$7.3	$(60.9)	$(70.2)	$6.1	$(64.1)
Comprehensive loss	$(67.3)	$7.3	$(60.0)	$(68.9)	$6.1	$(62.8)

	Nine Months Ended April 30, 2017(1)			Nine Months Ended April 30, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Condensed Consolidated Statements of Operations
Sales and marketing	$684.8	$(11.1)	$673.7	$547.9	$(10.1)	$537.8
Operating loss	(163.6)	11.1	(152.5)	(144.7)	10.1	(134.6)
Provision for income taxes	14.6	0.3	14.9	15.0	—	15.0
Net loss	$(189.2)	$10.8	$(178.4)	$(171.4)	$10.1	$(161.3)
Net loss per share, basic and diluted	$(2.09)	$0.12	$(1.97)	$(1.98)	$0.12	$(1.86)
Weighted-average shares used to compute net loss per share, basic and diluted	90.5	—	90.5	86.5	—	86.5

Condensed Consolidated Statements of Comprehensive Loss
Net loss	$(189.2)	$10.8	$(178.4)	$(171.4)	$10.1	$(161.3)
Comprehensive loss	$(194.4)	$10.8	$(183.6)	$(170.7)	$10.1	$(160.6)

______________

(1)
Amounts reflect an adjustment for the three months ended October 31, 2016, due to our early adoption of new share-based payment accounting guidance in our second quarter of fiscal 2017. Refer to “Recent Accounting Pronouncements” below for more information.

This change in accounting policy does not affect our balance of cash and cash equivalents and, as a result, did not change net cash flows from operating, investing, or financing activities, or materially impact any individual line items presented in our condensed consolidated statement of cash flows for the nine months ended April 30, 2016.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance simplifying several aspects of the accounting for employee share-based payment transactions. The new standard requires us to recognize excess tax benefits or deficiencies as income tax expense or benefit in the period in which they occur, rather than additional paid-in capital, and also requires us to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, excess tax benefits should be classified as an operating activity, along with other income tax cash flows, instead of a financing activity in our condensed consolidated statements of cash flows. The standard also allows us to make an accounting policy election to account for forfeitures of share-based payment awards when they occur, rather than estimate expected forfeitures.
We elected to early adopt the standard in our second quarter of fiscal 2017, which required us to reflect any adjustments related to the adoption as of the beginning of the fiscal year. The impact of the adoption on our condensed consolidated financial statements was as follows:

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

•
Cash flow presentation of excess tax benefits - We elected to adopt the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a retrospective basis, which increased net cash provided by operating activities by $0.7 million for the nine months ended April 30, 2016, with a corresponding decrease to net cash provided by financing activities.

•
Forfeitures - We elected to account for forfeitures when they occur and adopted this change on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as a $2.0 million increase to accumulated deficit as of August 1, 2016.

The adoption of the standard also impacted our previously reported results for the three months ended October 31, 2016, as presented in the following tables (in millions, except per share data):

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

In April 2015, the FASB issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted the standard in our first quarter of fiscal 2017 on a prospective basis. Our adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. We adopted the standard in our first quarter of fiscal 2017 on a retrospective basis, and as a result, we reduced other assets and convertible senior notes, net by $8.0 million on our condensed consolidated balance sheets as of July 31, 2016.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued authoritative guidance simplifying the subsequent measurement of goodwill. The standard eliminates Step 2 of the current goodwill impairment test, which requires companies to determine the implied fair value of goodwill when measuring the amount of impairment loss. Under the new standard, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, with the loss limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for us for our first quarter of fiscal 2021 and will be applied on a prospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued authoritative guidance clarifying the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us for our first quarter of fiscal 2019 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
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
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The FASB subsequently delayed the effective date of the standard by one year and as a result, the standard is now effective for us for our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. Early adoption as of the original effective date is permitted. We do not plan to early adopt, and accordingly, we will adopt the new standard in our first quarter of fiscal 2019. We are continuing to evaluate the impact of the new standard on our accounting policies, processes, and system requirements, and have assigned cross-functional internal resources and engaged third-party service providers to assist in our evaluation and system implementation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We are also continuing to evaluate adoption methods and the potential impact that the implementation of this standard will have on our condensed consolidated financial statements, but have not yet determined whether the effect will be material. However, we believe this new standard will impact our accounting for revenue arrangements in the following areas:

•	removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts;

•	term license revenue associated with our virtual firewalls will be recognized upfront;

•	allocation of revenue related to software due to the removal of the residual method of revenue recognition; and

•	amortization period for deferred commissions.
We will continue to assess the new standard along with industry trends and additional interpretive guidance, and may adjust our implementation plan accordingly. We expect to finalize our adoption method and assessment of the impact that the implementation of this standard will have on our condensed consolidated financial statements by the end of fiscal 2017.
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

The following table presents the fair value of our financial assets and liabilities using the above input categories as of April 30, 2017 and July 31, 2016 (in millions):

	April 30, 2017				July 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. government and agency securities	$—	$19.0	$—	$19.0	$—	$—	$—	$—
Total cash equivalents	—	19.0	—	19.0	—	—	—	—
Short-term investments:
Commercial paper	—	15.0	—	15.0	—	3.0	—	3.0
Corporate debt securities	—	160.1	—	160.1	—	121.4	—	121.4
U.S. government and agency securities	—	504.9	—	504.9	—	426.8	—	426.8
Total short-term investments	—	680.0	—	680.0	—	551.2	—	551.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Corporate debt securities	—	176.1	—	176.1	—	166.1	—	166.1
U.S. government and agency securities	—	537.6	—	537.6	—	481.3	—	481.3
Total long-term investments	—	719.1	—	719.1	—	652.8	—	652.8
Total assets measured at fair value	$—	$1,418.1	$—	$1,418.1	$—	$1,204.0	$—	$1,204.0
Accrued and other liabilities:
Foreign currency forward contracts	$—	$1.2	$—	$1.2	$—	$—	$—	$—
Total accrued and other liabilities	—	1.2	—	1.2	—	—	—	—
Total liabilities measured at fair value	$—	$1.2	$—	$1.2	$—	$—	$—	$—
Refer to Note 7. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2017 and July 31, 2016.
3. Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments as of April 30, 2017 and July 31, 2016 (in millions):

	April 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	15.0	—	—	15.0
Corporate debt securities	336.6	0.2	(0.6)	336.2
U.S. government and agency securities	1,064.2	0.1	(2.8)	1,061.5
Total	$1,421.2	$0.3	$(3.4)	$1,418.1

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	3.0	—	—	3.0
Corporate debt securities	286.7	0.8	—	287.5
U.S. government and agency securities	907.3	0.9	(0.1)	908.1
Total	$1,202.4	$1.7	$(0.1)	$1,204.0
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at April 30, 2017 and July 31, 2016.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of April 30, 2017, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$699.7	$699.0
Due between one and three years	721.5	719.1
Total	$1,421.2	$1,418.1
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
Beginning August 2016, we entered into forward contracts to hedge the foreign currency exchange rate risk arising from our euro-denominated expenditures to be incurred during the fiscal year ending July 31, 2017. As of April 30, 2017, the total notional amount of our outstanding foreign currency forward contracts was $37.5 million. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of April 30, 2017.
During the three and nine months ended April 30, 2017, both unrealized losses recognized in AOCI related to the effective portion of our cash flow hedges and amounts reclassified into earnings were not material. Total unrealized losses in AOCI related to the effective portion of our cash flow hedges as of April 30, 2017 were also not material.

5. Acquisitions
LightCyber Ltd.
On February 27, 2017, we completed our acquisition of all outstanding shares of LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company, for total consideration of $103.1 million in cash. The acquisition expands the functionality of our next-generation security platform with the addition of LightCyber’s behavioral analytics technology.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on their preliminary estimated fair values, as presented in the following table (in millions):

Amount
Cash	$12.4
Goodwill	75.3
Identified intangible assets	19.5
Net liabilities assumed	(4.1)
Total	$103.1
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$16.6	8 years
Customer relationships	2.9	8 years
Total	$19.5
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected synergies from integrating the LightCyber technology into our platform. The goodwill is not deductible for income tax purposes.
LightCyber’s operating results are included in our condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations have not been presented as the impact to our condensed consolidated statements of operations is not material.
6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2017 (in millions):

Amount
Balance as of July 31, 2016	$163.5
Goodwill acquired	75.3
Balance as of April 30, 2017	$238.8

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2017 and July 31, 2016 (in millions):

	April 30, 2017			July 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$69.7	$(21.3)	$48.4	$53.1	$(15.4)	$37.7
Acquired intellectual property	8.9	(3.6)	5.3	8.9	(2.9)	6.0
Customer relationships	2.9	(0.1)	2.8	—	—	—
In-process research and development held for defensive purposes	1.9	(1.9)	—	1.9	(1.6)	0.3
Other	0.5	(0.5)	—	0.5	(0.5)	—
Total purchased intangible assets	$83.9	$(27.4)	$56.5	$64.4	$(20.4)	$44.0
We recognized amortization expense of $2.5 million and $7.1 million for the three and nine months ended April 30, 2017, respectively, and $2.3 million and $7.1 million for the three and nine months ended April 30, 2016, respectively.
The following table summarizes our estimated future amortization expense of intangible assets as of April 30, 2017 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2017	$2.7
2018	10.7
2019	10.6
2020	10.6
2021	8.9
2022 and thereafter	13.0
Total future amortization expense	$56.5
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

The sale price condition was not met during the fiscal quarter ended April 30, 2017. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of April 30, 2017.
The following table sets forth the components of the Notes as of April 30, 2017 and July 31, 2016 (in millions):

	April 30, 2017	July 31, 2016
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	56.6	74.8
Net carrying amount	$518.4	$500.2

Equity	$109.8	$109.8
The total estimated fair value of the Notes was $671.3 million and $761.9 million at April 30, 2017 and July 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2017 and July 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of April 30, 2017, the if-converted value of the Notes exceeded its principal amount by $7.7 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Amortization of debt discount	$5.5	$5.3	$16.4	$15.7
Amortization of debt issuance costs	0.7	0.6	1.9	1.7
Total interest expense recognized	$6.2	$5.9	$18.3	$17.4

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%
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
Warrants
Separately, but concurrently with our issuance of the Notes, we entered into transactions whereby we sold warrants (the “Warrants”) to acquire up to 5.2 million shares of our common stock at a strike price of approximately $137.85 per share, subject to adjustments. The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the Warrants. The Warrants are separate transactions and are not part of the Notes or Note Hedges, and are not remeasured through earnings each reporting period. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
For more information on the Notes, the Note Hedges, and the Warrants, refer to Note 7. Convertible Senior Notes included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.
8. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.

The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of April 30, 2017 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2017	$7.2
2018	29.7
2019	48.8
2020	52.2
2021	56.5
2022 and thereafter	318.5
Committed gross lease payments	512.9
Less: proceeds from sublease rental	2.9
Net operating lease obligation	$510.0
Manufacturing Purchase Commitments
Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for components and products to our independent contract manufacturer, original design manufacturers, or component suppliers. As of April 30, 2017, our purchase commitments under such orders were $104.3 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2017, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
9. Stockholders’ Equity
Share Repurchase
On August 26, 2016, our board of directors authorized a $500.0 million share repurchase which is funded from available working capital. On February 24, 2017, our board of directors authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time.
During the three and nine months ended April 30, 2017, we repurchased and retired 1.1 million and 2.4 million shares, respectively, of our common stock under the authorization for an aggregate purchase price of $125.0 million and $295.1 million, respectively. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of April 30, 2017, $704.9 million remained available for future share repurchases under the repurchase authorization.

10. Equity Award Plans
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	2.1	$13.42	5.2	$244.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.5)	14.23
Balance—April 30, 2017	1.6	$13.20	4.5	$156.7
Options exercisable—April 30, 2017	1.6	$13.20	4.5	$156.7
Restricted Stock Unit (“RSU”), Restricted Stock Award (“RSA”), and Performance-Based Stock Award (“PSA”) Activities
In October 2016, we granted PSAs to certain employees, which will vest over a period of four years from the date of grant. The actual number of PSAs earned and eligible to vest will be determined based on level of achievement against a pre-established billings target for the fiscal year ending July 31, 2017, with a maximum of 0.2 million shares issuable at the end of the performance period. Share-based compensation expense for our PSAs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.
In February 2017, we began to net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2012 Equity Incentive Plan (our “2012 Plan”) and will be available for future issuance under our 2012 Plan. Payments for employees’ tax obligations to the tax authorities are reflected as financing activities in our condensed consolidated statements of cash flows.
The following table summarizes the RSU, RSA, and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	1.1	$170.97	6.5	$130.14	1.1	$852.7
Granted(1)	0.3	148.54	2.8	143.28
Vested	(0.3)	170.97	(2.6)	118.53
Forfeited	—	—	(0.4)	137.88
Balance—April 30, 2017	1.1	$164.24	6.3	$140.29	1.3	$687.1
______________

(1)	The number of PSAs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017(1)	2016
Cost of product revenue	$1.8	$1.6	$5.5	$4.5
Cost of subscription and support revenue	14.0	11.5	41.3	29.0
Research and development	37.1	36.0	116.4	95.9
Sales and marketing	46.2	43.8	139.7	110.4
General and administrative	18.3	15.6	55.1	43.5
Total share-based compensation	$117.4	$108.5	$358.0	$283.3
______________

(1)
Amounts reflect an adjustment for the three months ended October 31, 2016, due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

As of April 30, 2017, total compensation cost related to unvested share-based awards not yet recognized was $913.0 million. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years.
11. Income Taxes
Our provision for income taxes for the three and nine months ended April 30, 2017 reflects an effective tax rate of (14.5)% and (9.1)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance. As compared to the same periods last year, our effective tax rate changed primarily due to changes in our foreign income taxed at other than U.S. rates and our valuation allowance.
Our provision for income taxes for the three and nine months ended April 30, 2016 reflects an effective tax rate of (11.9)% and (10.3)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, U.S. federal and state income taxes, and amortization of our deferred tax charges. Key components of our effective tax rate consisted of foreign tax losses which derive no benefit, non-deductible share-based compensation, and changes in our valuation allowance.
As of April 30, 2017, we had $289.1 million of unrecognized tax benefits, $29.2 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2016, we had $127.7 million of unrecognized tax benefits, $21.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. The increase in unrecognized tax benefits since July 31, 2016 relates to positions taken relating to transfer pricing in the current year. As of April 30, 2017, our federal, state, and foreign returns for the tax years 2008 through the current period remain open to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
12. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net loss	$(60.9)	$(64.1)	$(178.4)	$(161.3)
Weighted-average shares used to compute net loss per share, basic and diluted	91.0	87.8	90.5	86.5
Net loss per share, basic and diluted	$(0.67)	$(0.73)	$(1.97)	$(1.86)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2017	2016
RSUs	6.3	7.0
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.6	2.3
RSAs and PSAs	1.1	1.1
Total	19.4	20.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2017 to the three and nine months ended April 30, 2016.

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
For the third quarter of fiscal 2017 and 2016, total revenue was $431.8 million and $345.8 million, respectively, representing year-over-year growth of 24.9%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscription, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2017, we had more than 39,500 end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $164.2 million, or 38.0% of total revenue, for the third quarter of fiscal 2017, representing year-over-year growth of 1.3%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $267.6 million, or 62.0% of total revenue, for the third quarter of fiscal 2017, representing year-over-year growth of 45.7%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support in order to receive ongoing security updates, upgrades, bug fixes, and repairs.
We continue to invest in innovation and extending our platform and, in February 2017, introduced several new products and features. First, we expanded our family of firewalls with the launch of several new appliances: our PA-220, which is designed for small branch offices and remote locations; our PA-800 series, which are ideal for medium-sized networks and branch and remote office environments; our PA-5200 series, which deliver security for high throughput environments in a compact form factor; and the addition of three new VM-Series virtual firewall models, which support cloud and virtualization initiatives ranging from virtualized branch offices to data center and service provider deployments. Additionally, we delivered PAN-OS 8.0, an important software release that expands security for public and private clouds, provides new SaaS application security functionality, and provides the capabilities to prevent the theft and abuse of stolen credentials. We also acquired LightCyber Ltd. (“LightCyber”) in

February 2017. LightCyber’s technology further expands the functionality of our platform through the addition of behavioral analytics, and will be the foundation for a future subscription offering.
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

	April 30, 2017	July 31, 2016
	(in millions)
Total deferred revenue	$1,611.8	$1,240.8
Cash, cash equivalents, and investments	$2,091.1	$1,938.4

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(dollars in millions)
Total revenue	$431.8	$345.8	$1,252.5	$977.7
Total revenue year-over-year percentage increase	24.9%	47.7%	28.1%	51.8%
Gross margin(2)	71.4%	72.6%	73.0%	72.6%
Operating loss(1)(2)	$(49.1)	$(52.5)	$(152.5)	$(134.6)
Operating margin(1)(2)	(11.4)%	(15.2)%	(12.2)%	(13.8)%
Billings	$544.1	$486.2	$1,622.6	$1,333.2
Billings year-over-year percentage increase	11.9%	60.8%	21.7%	61.5%
Cash flow provided by operating activities(2)			$629.0	$471.3
Free cash flow (non-GAAP)(2)			$514.8	$415.1
______________

(1)
Amounts have been adjusted for the three and nine months ended April 30, 2016, as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

•
Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key measure used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other revenue recognition criteria have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in millions)
Billings:
Total revenue	$431.8	$345.8	$1,252.5	$977.7
Add: change in total deferred revenue, net of acquired deferred revenue	112.3	140.4	370.1	355.5
Billings	$544.1	$486.2	$1,622.6	$1,333.2

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

	Nine Months Ended April 30,
	2017	2016
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$629.0	$471.3
Less: purchases of property, equipment, and other assets	114.2	56.2
Free cash flow (non-GAAP)(1)	$514.8	$415.1
Net cash used in investing activities	$(411.1)	$(339.3)
Net cash provided by (used in) financing activities(1)	$(260.3)	$42.2
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
Due to our early adoption of new share-based payment accounting guidance in the second quarter of fiscal 2017, certain amounts for the nine months ended April 30, 2017 in the tables and discussion that follow reflect an adjustment for the three months ended October 31, 2016. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017		2016		2017		2016
	Amount	% of Revenue	Amount(1)	% of Revenue(1)	Amount	% of Revenue	Amount(1)	% of Revenue(1)
	(dollars in millions)
Revenue:
Product	$164.2	38.0%	$162.1	46.9%	$496.8	39.7%	$479.7	49.1%
Subscription and support	267.6	62.0%	183.7	53.1%	755.7	60.3%	498.0	50.9%
Total revenue	431.8	100.0%	345.8	100.0%	1,252.5	100.0%	977.7	100.0%
Cost of revenue:
Product	49.7	11.5%	43.2	12.5%	137.7	11.0%	126.9	13.0%
Subscription and support	74.0	17.1%	51.7	14.9%	200.4	16.0%	141.4	14.4%
Total cost of revenue(2)	123.7	28.6%	94.9	27.4%	338.1	27.0%	268.3	27.4%
Total gross profit	308.1	71.4%	250.9	72.6%	914.4	73.0%	709.4	72.6%
Operating expenses:
Research and development	86.0	19.9%	74.0	21.4%	260.1	20.8%	207.7	21.2%
Sales and marketing	226.9	52.5%	195.9	56.7%	673.7	53.8%	537.8	55.0%
General and administrative	44.3	10.4%	33.5	9.7%	133.1	10.6%	98.5	10.2%
Total operating expenses(2)	357.2	82.8%	303.4	87.8%	1,066.9	85.2%	844.0	86.4%
Operating loss	(49.1)	(11.4)%	(52.5)	(15.2)%	(152.5)	(12.2)%	(134.6)	(13.8)%
Interest expense	(6.2)	(1.4)%	(5.8)	(1.7)%	(18.3)	(1.5)%	(17.4)	(1.8)%
Other income, net	2.1	0.5%	1.0	0.3%	7.3	0.6%	5.7	0.6%
Loss before income taxes	(53.2)	(12.3)%	(57.3)	(16.6)%	(163.5)	(13.1)%	(146.3)	(15.0)%
Provision for income taxes	7.7	1.8%	6.8	2.0%	14.9	1.1%	15.0	1.5%
Net loss	$(60.9)	(14.1)%	$(64.1)	(18.6)%	$(178.4)	(14.2)%	$(161.3)	(16.5)%
______________

(1)
Certain prior period amounts have been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Cost of product revenue	$1.8	$1.6	$5.5	$4.5
Cost of subscription and support revenue	14.0	11.5	41.3	29.0
Research and development	37.1	36.0	116.4	95.9
Sales and marketing	46.2	43.8	139.7	110.4
General and administrative	18.3	15.6	55.1	43.5
Total share-based compensation	$117.4	$108.5	$358.0	$283.3

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$164.2	$162.1	$2.1	1.3%	$496.8	$479.7	$17.1	3.6%
Product revenue increased slightly for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were primarily driven by demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$143.2	$92.6	$50.6	54.6%	$398.7	$250.5	$148.2	59.2%
Support	124.4	91.1	33.3	36.6%	357.0	247.5	109.5	44.2%
Total subscription and support	$267.6	$183.7	$83.9	45.7%	$755.7	$498.0	$257.7	51.7%
Subscription and support revenue increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$299.9	$246.3	$53.6	21.8%	$875.1	$687.3	$187.8	27.3%
EMEA	81.1	61.4	19.7	32.1%	230.6	177.2	53.4	30.1%
APAC	50.8	38.1	12.7	33.3%	146.8	113.2	33.6	29.7%
Total revenue	$431.8	$345.8	$86.0	24.9%	$1,252.5	$977.7	$274.8	28.1%
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$49.7	$43.2	$6.5	15.0%	$137.7	$126.9	$10.8	8.5%
Number of employees at period end	94	86	8	9.3%	94	86	8	9.3%
Cost of product revenue increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were primarily due to higher product costs related to our newly introduced appliances. The remaining increase for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016 was primarily driven by an increase in personnel costs due to headcount growth.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$74.0	$51.7	$22.3	43.1%	$200.4	$141.4	$59.0	41.7%
Number of employees at period end	668	514	154	30.0%	668	514	154	30.0%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were driven by increases in personnel costs, which grew $9.7 million to $39.5 million for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 and grew $34.9 million to $113.9 million for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increases in both periods were primarily due to costs to expand our customer service capabilities and infrastructure, customer support costs, and allocated costs. The increases in allocated costs in both periods were primarily due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017		2016		2017		2016
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$114.5	69.7%	$118.9	73.4%	$359.1	72.3%	$352.8	73.5%
Subscription and support	193.6	72.3%	132.0	71.9%	555.3	73.5%	356.6	71.6%
Total gross profit	$308.1	71.4%	$250.9	72.6%	$914.4	73.0%	$709.4	72.6%
Product gross margin decreased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The decreases in both periods were due to higher product costs related to our newly introduced appliances, which will have lower product margins.
Subscription and support gross margin increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were due to contributions from our higher margin subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2017, we expect to recognize approximately $913.0 million of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$86.0	$74.0	$12.0	16.2%	$260.1	$207.7	$52.4	25.2%
Number of employees at period end	728	601	127	21.1%	728	601	127	21.1%
Research and development expense increased for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, primarily due to an increase in personnel costs, which grew $8.1 million to $70.8 million, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business.
Research and development expense increased for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016, primarily due to an increase in personnel costs, which grew $41.3 million to $216.7 million, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and development costs related to investments in our new and future offerings.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing(1)	$226.9	$195.9	$31.0	15.8%	$673.7	$537.8	$135.9	25.3%
Number of employees at period end	2,327	1,972	355	18.0%	2,327	1,972	355	18.0%
______________

(1)
Prior period amount has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Sales and marketing expense increased for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, primarily due to an increase in personnel costs, which grew $26.5 million to $177.3 million, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business.

Sales and marketing expense increased for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016, primarily due to an increase in personnel costs, which grew $115.2 million to $522.3 million, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and an increase in demand generation activities and sales related events to support our revenue growth.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2017	2016	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$44.3	$33.5	$10.8	32.2%	$133.1	$98.5	$34.6	35.1%
Number of employees at period end	523	418	105	25.1%	523	418	105	25.1%
General and administrative expense increased for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016. The increases in both periods were driven by increases in personnel costs, which grew $6.5 million to $31.1 million for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 and grew $25.8 million to $96.5 million for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increases in both periods were primarily driven by increases in allocated costs, due to our expansion of facilities to support the growth of our business, and professional services costs related to our acquisition of LightCyber.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in millions)
Provision for income taxes	$7.7	$6.8	$0.9	13.2%	$14.9	$15.0	$(0.1)	(0.7)%
Effective tax rate(1)	(14.5)%	(11.9)%			(9.1)%	(10.3)%
______________

(1)
Prior period effective tax rate has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

We recorded an income tax provision for the three and nine months ended April 30, 2017, due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, primarily due to an increase in profits in our taxable jurisdictions and a decrease in tax deductions related to share-based compensation. The provision for income taxes was flat for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016, primarily due to tax benefits from our early adoption of new share-based payment accounting guidance in the second quarter of fiscal 2017 fully offsetting an increase in profits in our taxable jurisdictions.

Liquidity and Capital Resources

	April 30, 2017	July 31, 2016
	(in millions)
Working capital(1)	$840.5	$927.2
Cash, cash equivalents, and investments:
Cash and cash equivalents	$692.0	$734.4
Investments	1,399.1	1,204.0
Total cash, cash equivalents, and investments	$2,091.1	$1,938.4
______________

(1)
Working capital as of July 31, 2016, has been adjusted as a result of our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At April 30, 2017, our total cash, cash equivalents, and investments of $2.1 billion were held for general corporate purposes, of which approximately $180.0 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.
As of April 30, 2017, all of our 0.0% Convertible Senior Notes due 2019 (the “Notes”) remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 7. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of April 30, 2017, $704.9 million was available for future share repurchases under the repurchase authorization. Refer to Note 9. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.
The following table summarizes our cash flows for the nine months ended April 30, 2017 and 2016.

	Nine Months Ended April 30,
	2017	2016
	(in millions)
Net cash provided by operating activities(1)	$629.0	$471.3
Net cash used in investing activities	(411.1)	(339.3)
Net cash provided by (used in) financing activities(1)	(260.3)	42.2
Net increase (decrease) in cash and cash equivalents	$(42.4)	$174.2
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
Cash provided by operating activities during the nine months ended April 30, 2017 was $629.0 million, an increase of $157.7 million compared to the nine months ended April 30, 2016. The increase was due to growth of our business, as reflected by an increase in billings, and an increase in collections on accounts receivable during the nine months ended April 30, 2017.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2017 was $411.1 million, an increase of $71.8 million compared to the nine months ended April 30, 2016, due to a net cash payment of $90.7 million for our acquisition of LightCyber and increased investment in facilities to support the growth of our business, partially offset by lower net purchases of available-for-sale investments, during the nine months ended April 30, 2017.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the nine months ended April 30, 2017 was $260.3 million, a change of $302.5 million compared to the nine months ended April 30, 2016, due to the repurchase of $295.1 million of our common stock and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards of $11.0 million during the nine months ended April 30, 2017.
Off-Balance Sheet Arrangements
As of April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2016 to the end of the third quarter of fiscal 2017, our headcount increased from 3,795 to 4,340 employees, and our number of end-customers increased from approximately 34,000 to more than 39,500. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product and subscription and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 28.1% and 51.8% in the nine months ended April 30, 2017 and the nine months ended April 30, 2016, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $798.5 million at April 30, 2017. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into three categories:

•
large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”), or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors, such as Symantec Corporation, Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc., and FireEye, Inc., that offer a mix of network and endpoint security products; and

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 60.3% of total revenue in the nine months ended April 30, 2017 and 50.9% of total revenue in the nine months ended April 30, 2016. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
False detection of applications, viruses, spyware, vulnerability exploits, data patterns, or uniform resource locator (“URL”) categories could adversely affect our business.
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
In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose, and report whether or not our products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. We have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter end-customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such end-customers may choose not to purchase our products.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our euro-denominated expenditures for the fiscal year ending July 31, 2017. As of April 30, 2017, the total notional amount of our outstanding foreign currency forward contracts was $37.5 million. Refer to Note 4. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the nine months ended April 30, 2017, two distributors represented 56.5% of our total revenue, and as of April 30, 2017, four distributors represented 78.2% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., and, in February 2017, we acquired LightCyber. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the recently adopted E.U. General Data Protection Regulation imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the E.U., the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through May 17, 2017. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet the requirements of this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2017 to February 28, 2017(2)	—	$154.76	—	$829.9
March 1, 2017 to March 31, 2017(3)	0.7	$114.05	0.7	$746.4
April 1, 2017 to April 30, 2017(3)	0.4	$111.67	0.4	$704.9
Total	1.1	$114.49	1.1
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

(2)
Repurchases during the month ended February 28, 2017 consisted of shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)
Repurchases during the months ended March 31, 2017 and April 30, 2017 consisted of repurchases under our share repurchase program, for which the average price paid per share includes costs associated with the repurchases.

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

Date: May 31, 2017

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