Form 10-K
period 2017-07-31
Palo Alto Networks Inc
filed 2017-09-07
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35594
Palo Alto Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2530195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 Tannery Way Santa Clara, California 95054 (Address of principal executive offices, including zip code)
(408) 753-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $13,100,300,364 as of January 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 24, 2017, 91,842,364 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2017.

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

•	our ability to and expectation that we will continue to grow our installed end-customer base;

•	our expectations regarding future investments in research and development, customer support, and in our sales force, including expectations regarding growth in our sales headcount;

•
our ability to develop or acquire new product, subscription, and support offerings, improve our existing product, subscription, and support offerings, and increase the value of our product, subscription, and support offerings;

•	our expectation that we will continue to expand internationally;

•	our expectation that we will continue to renew existing contracts and increase sales to our existing customer base;

•	seasonal trends in our results of operations;

•
our expectation that we will expand our facilities or add new facilities as we add employees and enter new geographic markets and expectations related to charges incurred in connection with exiting our former headquarter facilities;

•	the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;

•	future investments in product development, subscriptions, or technologies, and any related delays in the development or release of new product and subscription offerings;

•	our ability to successfully acquire and integrate companies and assets; and

•	the timing and amount of capital expenditures and share repurchases.
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
General
We have pioneered the next generation of security through our innovative platform that allows enterprises, service providers, and government entities to secure their organizations by safely enabling applications running on their networks and by preventing successful breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to maintain the visibility and control needed to protect their valued data and critical control systems while pursuing technology initiatives, like cloud and mobility, that grow their business. We believe our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone security appliances and software products.

Our Next-Generation Security Platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud.
Our Next-Generation Firewall comes in several physical and cloud-based software form-factors and delivers application, user, and content visibility and control as well as protection against network-based cyberthreats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection software prevents cyberattacks that aim to run malicious code or exploit software vulnerabilities on a broad variety of fixed, mobile, and virtual endpoints and servers. Our Threat Intelligence Cloud provides central intelligence capabilities, security for software as a service (“SaaS”) applications, and automated delivery of preventative measures against cyberattacks.
We were incorporated in 2005 as Palo Alto Networks, Inc., a Delaware corporation. Our corporate headquarters are located in Santa Clara, California.
Product, Subscription, and Support Offerings
Firewall Appliances and Software. All of our firewall appliances and software incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across our entire product line. These features include: App-ID, User-ID, site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is designed for large scale data centers and service provider use. Our firewall appliances come in a physical form factor as well as in a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), and Amazon.com, Inc. (“Amazon”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments.
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on an end-customer’s network as well as in their instances in public cloud environments as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances and software without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.
Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider end-customers.

Subscription Offerings. We offer a number of subscriptions as part of our platform. Of these subscription offerings, Threat Prevention Subscription, URL Filtering Subscription, WildFire Subscription, and GlobalProtect Subscription are sold as options to our firewall appliances and software, whereas VM-Series, Traps, AutoFocus, Aperture, GlobalProtect cloud service, and Logging Service are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:

•
Threat Prevention Subscription. This subscription provides the intrusion detection and prevention capabilities of our platform. Our threat prevention engine blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. It includes mechanisms such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability, and spyware “phone home” signatures.

•
URL Filtering Subscription. This subscription provides the uniform resource locator (“URL”) filtering capabilities of our platform. The URL filtering database consists of millions of URLs across many categories and is designed to monitor and control employee web surfing activities. The on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. URLs that are not categorized by the local URL database can be pulled into a separate, cache-based URL database from a very extensive, cloud-based URL database.

•
WildFire Subscription. This cloud-based or appliance-based subscription provides protection against targeted malware and advanced persistent threats, and provides a near real-time analysis engine for detecting previously unseen malware. The core component of this subscription is a sandbox environment that can operate on an end-customers’ private cloud or our public cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, preventive measures are automatically generated and delivered to all subscribed devices. By providing this as a cloud-based subscription, all of our end-customers benefit from malware found on any network.

•
GlobalProtect Subscription. This appliance-based subscription provides protection for mobile users of both traditional laptop devices and mobile devices. It expands the boundaries of the physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Windows and Apple laptops as well as mobile devices, such as Android phones and tablets and Apple iPhones and iPads, will stay connected to the corporate network whenever they are on a network of any kind. As a result, they are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.

•
VM-Series Subscription. VM-Series, the software form factor of our Next-Generation Firewall, is offered as both a perpetual license as well as a term-based subscription. The VM-Series provides all of the same security capabilities of our hardware appliances, but is delivered as a software package that can be deployed on VMware’s NSX and ESXi, Microsoft’s Hyper-V, and Red Hat KVM hypervisors, as well as natively in Amazon Web Services cloud and Microsoft Azure cloud.

•
Traps Endpoint Protection Subscription. This subscription provides protection for endpoints against cyberattacks that aim to run malicious code or exploit software vulnerabilities. It prevents known and previously unknown attacks through its unique capability of stopping the underlying exploit techniques and can prevent cyberattacks without relying on prior knowledge of the attack. Through its integration with WildFire, it is also capable of preventing cyberattacks that rely on malware.

•
AutoFocus Subscription. This cloud-based subscription provides threat intelligence capabilities to our end-customers’ security operations teams. Indicators of compromise and anomalies that occur on an end-customer’s network can be correlated with similar data that has been centrally collected by us in our Threat Intelligence Cloud from among all our participating end-customers. This offers our end-customers priority alerts, deep attack context, and high-fidelity threat intelligence across millions of malware samples and tens of billions of file artifacts.

•
Aperture Subscription. This cloud-based subscription provides content control for IT-sanctioned SaaS applications that are used to store and share end-customer’s data. It offers end-customers the capability to safely use these SaaS applications and avert risks associated with improper sharing of confidential data and risks associated with sharing of malicious content.

•
GlobalProtect Cloud Service Subscription. This cloud-based subscription, expected to be released in September 2017, enables our end-customers to utilize the preventive capabilities of our Next-Generation Security Platform to secure remote offices and mobile users, providing consistent protection across globally distributed network and cloud environments without the need for firewall appliances or software in the remote locations. With this offering, our end-

customers can quickly and easily add or remove remote locations and users, and establish and adjust security policies as needed, using a multi-tenant, cloud-based security infrastructure that we operate on their behalf.

•
Logging Service Subscription. This cloud-based subscription, expected to be released in September 2017, allows our end-customers to collect large amounts of context-rich enhanced network logs generated by our security offerings, including those of our firewalls and GlobalProtect Cloud-Based Security subscription, without needing to plan for local compute and storage.

Support. We offer Standard Support, Premium Support, and four-hour Premium Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (“ASC”) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Technical Account Management (“TAM”) service that provides dedicated support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
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
Technology
We combine our proprietary hardware and software architecture, PAN-OS operating system, Traps, and Threat Intelligence Cloud to provide a comprehensive security platform. Our Next-Generation Firewall integrates application visibility and control and is comprised of three identification technologies: App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative single-pass, parallel processing (“SP3”) architecture.
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
Our cloud-based threat analysis service, WildFire, provides a near real-time analysis engine for detecting previously unseen targeted malware. The core component of WildFire is a sandbox environment that can be deployed in a customer’s private cloud or on our cloud where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. Once identified, signatures are automatically generated and delivered to all end-customers that subscribe to the WildFire service. By providing WildFire as a cloud-based service, all of our end-customers benefit from malware found on any network or endpoint. Refer to the “WildFire” section below for a more detailed discussion of our WildFire technology.
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
We believe that the combination of single-pass software and parallel processing hardware is unique in the enterprise security industry and allows our platform to safely enable applications and prevent cyberthreats at very high levels of performance and throughput.
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
The service offers a unified, hybrid cloud architecture deployed via either a Palo Alto Networks run cloud, a private cloud appliance that maintains all data on the local network, or a combination of the two. This allows us to perform dynamic analysis of suspicious content in a cloud-based virtual environment to discover unknown threats, automatic creation and enforcement of best-in-class, content-based malware protections, and link detection in email, proactively blocking access to malicious websites.
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
Traps policy is configured to protect over 100 processes - each one with dozens of proprietary exploit prevention modules (“EPMs”). However, unlike other products, Traps is not limited to protecting only those processes or applications. Our end-customers use Traps to protect all manner of processes and applications by simply adding them to the policy configuration. Processes that have been run on the endpoint automatically show up in the ESM console, making it easy to protect those processes with the click of a button. This is especially useful for those end-customers running industry-specific applications. In addition to protecting workstations, laptops, and servers, Traps can protect point-of-sale (“POS”) systems, automated teller machines (“ATMs”), supervisory control and data acquisition (“SCADA”), and any other applications from exploitation.
Certifications. Many of our products have been awarded Federal Information Processing Standard (“FIPS”) 140-2 Level 2, Common Criteria/National Information Assurance Partnership (“NIAP”) Evaluation Assurance Level (“EAL”) 2, Common Criteria/NIAP EAL4+, Network Equipment-Building System (“NEBS”), and ICSA Firewall certifications.
Research and Development
Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing product and subscription offerings. We believe that hardware and software are both critical to expanding our leadership in the enterprise security market. Our engineering team has deep networking, endpoint, and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products. Our research and development expense was $347.4 million, $284.2 million, and $185.8 million in fiscal 2017, 2016, and 2015, respectively.

We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. In February 2017, we expanded our family of firewalls with the launch of several new appliances: our PA-220, which is designed for small branch offices and remote locations; our PA-800 series, which are ideal for medium-sized networks and branch and remote office environments; our PA-5200 series, which deliver security for high throughput environments in a compact form factor; and three new VM-Series virtual firewall models, which support cloud and virtualization initiatives ranging from virtualized branch offices to data center and service provider deployments. We also delivered PAN-OS 8.0, an important software release that expands security for public and private clouds, provides new SaaS application security functionality, and also provides the capabilities to prevent the theft and abuse of stolen credentials. Additionally, in February 2017 we acquired LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company. LightCyber’s technology expands the functionality of our platform through the addition of behavioral analytics, and will be the foundation for a new future subscription offering. We also expect to release two new cloud-based subscription offerings in September 2017: our GlobalProtect cloud service subscription, which provides our Next Generation Security Platform as a cloud-based service for remote offices and mobile users; and our Logging Service subscription, which functions as the central cloud-based repository for all application data and logs, and allows end-customers to collect data without needing to plan for local processing power and storage.
We plan to continue to significantly invest in our research and development effort as we evolve and extend the capabilities of our platform. For example, in June 2017, we announced the next phase in the evolution of our Next-Generation Security Platform: our Palo Alto Networks Application Framework. Our cloud-based Application Framework will extend the capabilities of our Next-Generation Security Platform and will introduce a new SaaS consumption model that will allow our end-customers to evaluate and deploy new capabilities via security applications developed by our engineering team, as well as those built by third-party developers and other security industry vendors. Under this new model, our end-customers will be able to rapidly implement these cloud-based security applications without having to deploy or manage additional products. We expect our Application Framework to become generally available in the early 2018 calendar year, with continuous and ongoing introduction of new security applications.
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
We actively seek to protect our global intellectual property rights and to deter unauthorized use of our intellectual property by controlling access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our intellectual property rights, our rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our offerings are distributed may not protect our intellectual property rights to the same extent as laws in the United States. See “Risk Factors-Claims by others that we infringe their proprietary technology or other rights could harm our business,” “Risk Factors-Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us,” and “Legal Proceedings” below for additional information.
Competition
We operate in the intensely competitive enterprise security market that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into three categories:

•
large networking vendors that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”), or those that have acquired, or may acquire, large network and endpoint security specialist vendors and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Symantec Corporation (“Symantec”), Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and FireEye, Inc. (“FireEye”) that offer a mix of network and endpoint security products; and

•	small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platform.

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
Sales, Customer Support and Marketing
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. As of July 31, 2017, we had more than 42,500 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2017, 2016, or 2015.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2017, 65.7% of our total revenue was derived from sales to three distributors.
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
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2017, we had more than 4,400 channel partners.
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

Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform and driving pipeline and end-customer demand. Our marketing team consists primarily of product marketing, programs marketing, field marketing, channel marketing, and public relations functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every year we organize our end-customer conference “Ignite.” We also publish major market research papers such as the “Application Usage and Threat Report,” which are based on the application and cyberthreat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
Backlog. Orders for subscription and support offerings for multiple years are generally billed upfront shortly after fulfillment of an order and are included in deferred revenue. Timing of revenue recognition for subscription and support offerings may vary depending on the contractual period or when the subscription and support offerings are rendered. Products are shipped and billed shortly after receipt of an order. The majority of our product revenue comes from orders that are received and shipped in the same quarter. As such, we do not believe that our product backlog at any particular time is meaningful and it is not necessarily indicative of our future operating results.
Seasonality. Our business is affected by seasonal fluctuations in customer spending patterns. We have begun to see seasonal patterns in our business, which we expect to become more pronounced as we continue to grow, with our strongest sequential revenue growth occurring in our fiscal second and fourth quarters.
Manufacturing
We outsource the manufacturing of our security products to various manufacturing partners, which include our electronics manufacturing services provider (“EMS provider”) and original design manufacturers. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Our EMS provider is Flextronics International, Ltd. (“Flex”), who assembles our products using design specifications, quality assurance programs, and standards that we establish, and procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
The component parts within our products are either sourced by our manufacturing partners or by various component suppliers. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing, which could increase our exposure to supply shortages or price fluctuations related to raw materials.
Employees
As of July 31, 2017, we had 4,562 employees. Competition for qualified personnel in our industry is intense, and we believe that our future success depends in part on our continued ability to hire, motivate, and retain such personnel.
Segment and Geographic Information
We are organized and operate in a single reportable segment, with 70.2% of our total revenue in fiscal 2017 from the Americas, 18.2% from Europe, the Middle East, and Africa (“EMEA”), and 11.6% from Asia Pacific and Japan (“APAC”). Refer to Note 16. Segment Information of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about segments and revenue and assets by geographic region.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2016 to the end of fiscal 2017, our headcount increased from 3,795 to 4,562 employees, and our number of end-customers increased from approximately 34,000 to more than 42,500. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•
political, economic and social instability, such as those caused by the upcoming elections in Europe, the recent referendum in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”), continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of the “Brexit” decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, all of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 27.8% and 48.5% in fiscal 2017 and fiscal 2016, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $836.7 million at July 31, 2017. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. generally accepted accounting principles (“GAAP”) due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into three categories:

•
large companies that incorporate security features in their products, such as Cisco and Juniper, or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors, such as Symantec, Check Point, Fortinet, and FireEye, that offer a mix of network and endpoint security products; and

•	small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platform.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make strategic acquisitions or enter into strategic partnerships;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
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
Our future success depends, in part, on our ability to continue to attract, integrate, train, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Additionally, any failure to hire, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
In addition, the industry in which we operate generally experiences high employee attrition. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to attract, integrate, train, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, and operating results could be harmed.
Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or the ineffective management of any leadership transitions, especially within our sales organization, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results. Additionally, our chief financial officer recently advised us of his intent to retire from his position and if we are unable to timely attract, identify, hire and integrate a successor, our business and operating results could be harmed.
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

At the beginning of fiscal 2017, we experienced execution challenges with respect to certain elements of our go-to-market strategy. While we have and will continue to implement changes to our go-to-market strategy that are designed to address these challenges, such changes may be difficult to implement and result in further disruptions to our sales organization or, once implemented, fail to resolve these challenges, which could impact our results of operations. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 59.7% of total revenue in fiscal 2017, 51.3% of total revenue in fiscal 2016, and 46.9% of total revenue in fiscal 2015. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
Defects, errors, or vulnerabilities in our products, subscriptions, or support offerings, the failure of our products or subscriptions to block a virus or prevent a security breach, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
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
Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily a subsidiary of Flex, our EMS provider, as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are primarily manufactured by our manufacturing partners at facilities located in the United States. Over time, we intend to decrease the portion of our products that are manufactured outside the United States. The remaining portion of our products that are manufactured outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to manufacturing or logistics disruption resulting from import delays or the imposition of increased tariffs on our manufacturing partners which could severely impair our ability to fulfill orders.
In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose, and report whether or not our products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. Although the SEC has recently provided guidance with respect to a portion of the conflict minerals filing requirements that may somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter end-customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such end-customers may choose not to purchase our products.
Our manufacturing partners typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements and the prices we pay for manufacturing services could be increased on short notice. Our contract with Flex permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change manufacturing partners, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Our manufacturing partners procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast we provide to our manufacturing partners, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels may lead to shortages that result in delayed product revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.
Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end-customers and may result in the loss of sales and end-customers.
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or a localized health risk, and as a result could impair the volume of components that we are able to obtain.
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.

If we are unable to obtain a sufficient volume of the necessary components for our products on commercially reasonable terms or the quality of the components do not meet our requirements, we could also be forced to redesign our products and qualify new components from alternate component suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	political, economic and social uncertainty around the world, macroeconomic challenges in Europe, terrorist activities, and continued hostilities in the Middle East;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the new administration;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, including as a result of concerns regarding the impact of Brexit, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our platform to our end-customers outside of the United States and may lead to delays in the purchase of our products, subscriptions, and support, and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. Refer to Note 4. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For fiscal 2017, three distributors represented 65.7% of our total revenue, and as of July 31, 2017, four distributors represented 75.9% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc. (“CirroSecure”), and in February 2017 we acquired LightCyber. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful and timely manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.

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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the recently adopted E.U. General Data Protection Regulation, effective in May 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the E.U., the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.
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
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including proposed and potential new legislation to reform U.S. taxation of international business activities, and recent guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. Additionally, as we work toward adopting and implementing the new revenue accounting standard, management will make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as we work toward implementing the new standard. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through August 24, 2017. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors, whether as a result of our forward- looking statements, our failure to meet such expectation or otherwise;

•	inaccurate or unfavorable research reports about our business and industry published by securities analysts or reduced coverage of our company by securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders;

•	sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us;

•	hedging or arbitrage trading activity involving our common stock as a result of the existence of the Notes;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
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
We are subject to risks associated with our strategic investments. Other-than-temporary impairments in the value of our investments could negatively impact our financial results.
In June 2017, we announced our plans to form the $20.0 million Palo Alto Networks Venture Fund. The fund is aimed at seed-, early-, and growth-stage security companies with a cloud-based application approach. We may not realize a return on our capital investments. Many such private companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have and intend to invest in could significantly change. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data and as such, the basis for these valuations is subject to the timing and accuracy of the data received from these companies. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment, which could be material and negatively impact our financial results. All of our investments are subject to a risk of a partial or total loss of investment capital.
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
While we were able to determine in our management’s report for fiscal 2017 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
Our corporate headquarters is located in Santa Clara, California where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease a total of approximately 422,000 square feet of space at two other locations in Santa Clara, which collectively served as our previous corporate headquarters through August 2017, when we relocated to our current campus. The leases for our previous corporate headquarters expire in April 2021 and July 2023. We also lease space for personnel in locations throughout the United States and various international locations, including Israel, the Netherlands, Singapore, Australia, and Japan. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 9. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.
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
The information set forth under the “Litigation” subheading in Note 9. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.0001 par value per share, began trading on the NYSE on July 20, 2012, where its prices are quoted under the symbol “PANW.”
Holders of Record
As of August 24, 2017, there were 88 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NYSE:

	High	Low
Year Ended July 31, 2016
First Quarter	$191.00	$140.39
Second Quarter	$194.73	$135.89
Third Quarter	$165.29	$111.09
Fourth Quarter	$151.99	$114.64
Year Ended July 31, 2017
First Quarter	$163.01	$124.74
Second Quarter	$165.69	$123.57
Third Quarter	$157.65	$107.31
Fourth Quarter	$143.90	$108.15
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
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during fiscal 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended July 31, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2017 to May 31, 2017(2)	—	$116.50	—	$704.9
June 1, 2017 to June 30, 2017(3)	0.5	$133.82	0.5	$636.1
July 1, 2017 to July 31, 2017(3)	0.4	$135.57	0.4	$580.0
Total	0.9	$133.91	0.9
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

(2)
Repurchases during the month ended May 31, 2017 include shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)
Repurchases during the months ended June 30, 2017 and July 31, 2017 consisted of repurchases under our share repurchase program, for which the average price paid per share excludes costs associated with the repurchases.

Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2017. This performance graph assumes $100 was invested on July 31, 2012, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017
Palo Alto Networks, Inc.	$100.00	$85.65	$141.51	$325.22	$229.07	$230.63
NYSE Composite Index	$100.00	$121.55	$136.40	$138.38	$137.15	$152.18
NYSE Arca Tech 100 Index	$100.00	$125.69	$152.74	$169.47	$171.17	$211.12

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2017, 2016, and 2015 and the consolidated balance sheet data as of July 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of July 31, 2015, 2014, and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2017	2016	2015	2014	2013
	(in millions)
Selected Consolidated Statements of Operations Data:
Total revenue	$1,761.6	$1,378.5	$928.1	$598.2	$396.1
Total gross profit	1,285.0	1,008.5	676.6	438.6	286.4
Operating loss(1)	(179.8)	(157.3)	(99.8)	(196.2)	(9.9)
Net loss(1)	$(216.6)	$(192.7)	$(131.3)	$(207.4)	$(20.5)
Net loss per share, basic and diluted(1)	$(2.39)	$(2.21)	$(1.61)	$(2.79)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	90.6	87.1	81.6	74.3	68.7

	July 31,
	2017	2016	2015	2014	2013
	(in millions)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$744.3	$734.4	$375.8	$653.8	$310.6
Investments	1,420.0	1,204.0	952.0	320.6	126.3
Working capital(1)(2)(3)	775.0	927.2	79.3	630.9	334.5
Total assets(1)	3,438.3	2,858.2	2,026.1	1,502.6	603.9
Total deferred revenue	1,773.5	1,240.8	713.7	422.6	249.2
Convertible senior notes, net(2)(3)	524.7	500.2	476.8	454.6	—
Common stock and additional paid-in capital	1,599.7	1,515.5	988.7	804.4	381.6
Total stockholders’ equity(1)	$759.6	$894.9	$559.7	$506.7	$291.4
______________

(1)
Prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
Prior period amounts have been adjusted due to our adoption of new accounting guidance related to the presentation of debt issuance costs. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(3)
The convertible senior notes, net balance was classified as a current liability in our consolidated balance sheets as of July 31, 2015, and classified as a long-term liability for all other periods presented.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. A summary of our GAAP and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2017 to 2016 and fiscal 2016 to 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2017, including expected payment schedules.

•	Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next generation of security through our innovative platform that allows enterprises, service providers, and government entities to secure their organizations by safely enabling applications running on their networks and by preventing successful breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to maintain the visibility and control needed to protect their valued data and critical control systems while pursuing technology initiatives, like cloud and mobility, that grow their business. We believe our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone security appliances and software products.
Our Next-Generation Security Platform consists of three major elements: our Next-Generation Firewall, our Advanced Endpoint Protection, and our Threat Intelligence Cloud. Our Next-Generation Firewall comes in several physical and cloud-based software form-factors and delivers application, user, and content visibility and control as well as protection against network-based cyberthreats integrated within the firewall through our proprietary hardware and software architecture. Our Advanced Endpoint Protection software prevents cyberattacks that aim to run malicious code or exploit software vulnerabilities on a broad variety of fixed, mobile, and virtual endpoints and servers. Our Threat Intelligence Cloud provides central intelligence capabilities, security for SaaS applications, and automated delivery of preventative measures against cyberattacks.
For fiscal 2017, 2016, and 2015, total revenue was $1.8 billion, $1.4 billion, and $928.1 million, respectively, representing year-over-year growth of 27.8% for fiscal 2017 and 48.5% for fiscal 2016. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of July 31, 2017, we had more than 42,500 end-customers in over 150 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products and services to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $709.1 million or 40.3% of total revenue for fiscal 2017, representing year-over-year growth of 5.7%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $1.1 billion or 59.7% of total revenue for fiscal 2017, representing year-over-year growth of 48.7%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase an appliance, they typically purchase one or more of our subscriptions for additional functionality, as well as support in order to receive ongoing security updates, upgrades, bug fixes, and repairs.
We continue to invest in and extend our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. In February 2017, we expanded our family of firewalls with the launch of several new appliances: our PA-220, which is designed for small branch offices and remote locations; our PA-800 series, which are ideal for medium-sized networks and branch and remote office environments; our PA-5200 series, which deliver security for high throughput environments in a compact form factor; and three new VM-Series virtual firewall models, which support cloud and virtualization initiatives ranging from virtualized branch offices to data center and service provider deployments. We also delivered PAN-OS 8.0, an important software release that expands security for public and private clouds, provides new SaaS application security functionality, and also provides the capabilities to prevent the theft and abuse of stolen credentials. Additionally, in February 2017, we acquired LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company. LightCyber’s technology expands the functionality of our platform through the addition of behavioral analytics, and will be the foundation for a new future subscription offering. We also expect to release two new cloud-based subscription offerings in September 2017: our GlobalProtect cloud service subscription, which provides our Next Generation Security Platform as a cloud-based service for remote offices and mobile users; and our Logging Service subscription, which functions as the central cloud-based repository for all application data and logs, and allows end-customers to collect data without needing to plan for local processing power and storage.
We plan to continue our investment in innovation as we evolve and further extend the capabilities of our platform. For example, in June 2017, we announced the next phase in the evolution of our Next-Generation Security Platform: our Palo Alto Networks Application Framework. Our cloud-based Application Framework will introduce a new SaaS consumption model under which our end-customers will be able to rapidly implement cloud-based security applications developed by us, third-party developers, or other security vendors, without having to deploy or manage additional products. We expect our Application Framework to become generally available in the early 2018 calendar year, with continuous and ongoing introduction of new security applications.
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

	July 31,
	2017	2016
	(in millions)
Total deferred revenue	$1,773.5	$1,240.8
Cash, cash equivalents, and investments	$2,164.3	$1,938.4

	Year Ended July 31,
	2017	2016	2015
	(dollars in millions)
Total revenue	$1,761.6	$1,378.5	$928.1
Total revenue year-over-year percentage increase	27.8%	48.5%	55.1%
Gross margin	72.9%	73.2%	72.9%
Operating loss(1)	$(179.8)	$(157.3)	$(99.8)
Operating margin(1)	(10.2)%	(11.4)%	(10.8)%
Billings	$2,293.4	$1,905.6	$1,219.1
Billings year-over-year percentage increase	20.4%	56.3%	58.0%
Cash flow provided by operating activities(2)	$868.5	$658.6	$352.8
Free cash flow (non-GAAP)(2)	$705.1	$586.1	$319.0
______________

(1)
Prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
Prior period amounts have been adjusted due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

	Year Ended July 31,
	2017	2016	2015
	(in millions)
Billings:
Total revenue	$1,761.6	$1,378.5	$928.1
Add: change in total deferred revenue, net of acquired deferred revenue	531.8	527.1	291.0
Billings	$2,293.4	$1,905.6	$1,219.1

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

	Year Ended July 31,
	2017	2016	2015
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$868.5	$658.6	$352.8
Less: purchases of property, equipment, and other assets	163.4	72.5	33.8
Free cash flow (non-GAAP)(1)	$705.1	$586.1	$319.0
Net cash used in investing activities	$(472.6)	$(338.9)	$(679.0)
Net cash provided by (used in) financing activities(1)	$(386.0)	$38.9	$48.2
______________

(1)
Prior period amounts have been adjusted due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2017		2016		2015
	Amount	% of Revenue	Amount(1)	% of Revenue(1)	Amount(1)	% of Revenue(1)
	(dollars in millions)
Revenue:
Product	$709.1	40.3%	$670.8	48.7%	$492.7	53.1%
Subscription and support	1,052.5	59.7%	707.7	51.3%	435.4	46.9%
Total revenue	1,761.6	100.0%	1,378.5	100.0%	928.1	100.0%
Cost of revenue:
Product	201.4	11.4%	175.4	12.7%	131.1	14.1%
Subscription and support	275.2	15.7%	194.6	14.1%	120.4	13.0%
Total cost of revenue(2)	476.6	27.1%	370.0	26.8%	251.5	27.1%
Total gross profit	1,285.0	72.9%	1,008.5	73.2%	676.6	72.9%
Operating expenses:
Research and development	347.4	19.7%	284.2	20.6%	185.8	20.0%
Sales and marketing	919.1	52.2%	743.2	53.9%	489.0	52.7%
General and administrative	198.3	11.2%	138.4	10.1%	101.6	11.0%
Total operating expenses(2)	1,464.8	83.1%	1,165.8	84.6%	776.4	83.7%
Operating loss	(179.8)	(10.2)%	(157.3)	(11.4)%	(99.8)	(10.8)%
Interest expense	(24.5)	(1.4)%	(23.4)	(1.7)%	(22.3)	(2.4)%
Other income, net	10.2	0.6%	8.4	0.6%	0.2	—%
Loss before income taxes	(194.1)	(11.0)%	(172.3)	(12.5)%	(121.9)	(13.2)%
Provision for income taxes	22.5	1.3%	20.4	1.5%	9.4	1.0%
Net loss	$(216.6)	(12.3)%	$(192.7)	(14.0)%	$(131.3)	(14.2)%
______________

(1)
Certain prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)	Includes share-based compensation as follows:

	Year Ended July 31,
	2017	2016	2015
	(in millions)
Cost of product revenue	$7.3	$6.2	$3.9
Cost of subscription and support revenue	56.2	40.9	20.4
Research and development	152.6	132.9	74.8
Sales and marketing	186.5	152.4	84.1
General and administrative	73.1	60.5	38.2
Total share-based compensation	$475.7	$392.9	$221.4
Revenue
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$709.1	$670.8	$38.3	5.7%	$670.8	$492.7	$178.1	36.2%
Product revenue increased year-over-year for fiscal 2017 due to demand for our newly introduced appliances. Product revenue increased year-over-year for fiscal 2016 due to increased demand for our higher end appliances. The change in product revenue due to pricing was not significant for either period.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. Our contractual subscription and support terms are typically one to five years. We recognize revenue from subscriptions and support over the contractual service period. As a percentage of total revenue, we expect our subscription and support revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing subscription and support contracts, and expand our installed end-customer base. Prior to fiscal 2017, subscription and support revenue was referred to as services revenue. The composition of subscription and support revenue has not been modified.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$550.8	$357.0	$193.8	54.3%	$357.0	$212.7	$144.3	67.8%
Support	501.7	350.7	151.0	43.1%	350.7	222.7	128.0	57.5%
Total subscription and support	$1,052.5	$707.7	$344.8	48.7%	$707.7	$435.4	$272.3	62.5%
Subscription and support revenue increased year-over-year for both fiscal 2017 and fiscal 2016. The increases in both periods were due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$1,237.4	$973.2	$264.2	27.1%	$973.2	$639.4	$333.8	52.2%
EMEA	320.1	247.1	73.0	29.5%	247.1	178.7	68.4	38.2%
APAC	204.1	158.2	45.9	29.0%	158.2	110.0	48.2	43.8%
Total revenue	$1,761.6	$1,378.5	$383.1	27.8%	$1,378.5	$928.1	$450.4	48.5%
With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for both fiscal 2017 and fiscal 2016 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased year-over-year for both fiscal 2017 and fiscal 2016 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping costs, and allocated costs. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to increase as our product revenue increases.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$201.4	$175.4	$26.0	14.8%	$175.4	$131.1	$44.3	33.8%
Number of employees at period end	96	91	5	5.5%	91	67	24	35.8%
Cost of product revenue increased for fiscal 2017 compared to fiscal 2016 primarily due to higher product costs related to our newly introduced appliances.
Cost of product revenue increased for fiscal 2016 compared to fiscal 2015 primarily due to an increase in product unit volume for our higher end appliances.

Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, customer support costs, third-party professional services costs, amortization of acquired intangible assets, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows. Prior to fiscal 2017, cost of subscription and support revenue was referred to as cost of services revenue. The composition of cost of subscription and support revenue has not been modified.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$275.2	$194.6	$80.6	41.4%	$194.6	$120.4	$74.2	61.7%
Number of employees at period end	725	539	186	34.5%	539	357	182	51.0%
Cost of subscription and support revenue increased for fiscal 2017 compared to fiscal 2016 primarily due to an increase in personnel costs, which grew $45.3 million to $155.4 million, largely due to headcount growth. The remaining increase was primarily driven by costs to expand our customer service capabilities and infrastructure, customer support costs, and allocated costs. The increase in allocated costs was primarily due to our expansion of facilities to support the growth of our business.
Cost of subscription and support revenue increased for fiscal 2016 compared to fiscal 2015 primarily due to an increase in personnel costs, which grew $42.1 million to $104.1 million, largely due to headcount growth. The remaining increase was due to expansion of our customer service capabilities and infrastructure to support our growing installed end-customer base.
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

	Year Ended July 31,
	2017		2016		2015
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$507.7	71.6%	$495.4	73.9%	$361.6	73.4%
Subscription and support	777.3	73.9%	513.1	72.5%	315.0	72.3%
Total gross profit	$1,285.0	72.9%	$1,008.5	73.2%	$676.6	72.9%
Product gross margin decreased for fiscal 2017 compared to fiscal 2016 due to higher product costs related to our newly introduced appliances, which will have lower product margins. Product gross margin increased for fiscal 2016 compared to fiscal 2015 due to our continued focus on material cost reductions.
Subscription and support gross margin increased for fiscal 2017 compared to fiscal 2016 due to contributions from our higher margin subscription offerings. Subscription and support gross margin was flat for fiscal 2016 compared to fiscal 2015.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2017, we expect to recognize approximately $906.8 million of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$347.4	$284.2	$63.2	22.2%	$284.2	$185.8	$98.4	52.9%
Number of employees at period end	766	637	129	20.3%	637	475	162	34.1%
Research and development expense increased year-over-year for both fiscal 2017 and fiscal 2016. The increases in both periods were driven by increases in personnel costs, which grew $46.4 million to $286.0 million for fiscal 2017 compared to fiscal 2016 and grew $86.8 million to $236.4 million for fiscal 2016 compared to fiscal 2015. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increase for fiscal 2017 was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and development costs related to investments in our new and future offerings.
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

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing(1)	$919.1	$743.2	$175.9	23.7%	$743.2	$489.0	$254.2	52.0%
Number of employees at period end	2,418	2,092	326	15.6%	2,092	1,443	649	45.0%
______________

(1)
Prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Sales and marketing expense increased year-over-year for both fiscal 2017 and fiscal 2016. The increases in both periods were driven by increases in personnel costs, which grew $145.0 million to $716.1 million for fiscal 2017 compared to fiscal 2016 and grew $186.1 million to $520.2 million for fiscal 2016 compared to fiscal 2015. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increase for fiscal 2017 was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and an increase in demand generation activities and sales related events to support our revenue growth.
General and Administrative
General and administrative expense consists primarily of personnel costs for our executive, finance, human resources, legal, and information technology organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. General and administrative expense also includes certain non-recurring general expenses and impairment losses. Certain facilities, depreciation, benefits, recruiting, and information technology costs are allocated to other organizations based on headcount. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, insurance, and investor relations, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$198.3	$138.4	$59.9	43.3%	$138.4	$101.6	$36.8	36.2%
Number of employees at period end	557	436	121	27.8%	436	295	141	47.8%
General and administrative expense increased for fiscal 2017 compared to fiscal 2016 primarily due to an increase in personnel costs, which grew $29.3 million to $128.1 million, largely due to headcount growth, and a fiscal 2017 impairment loss of $20.9 million on property and equipment related to the relocation of our corporate headquarters. We expect to recognize a loss of approximately $15.4 million on the lease of our previous headquarter facilities in the first quarter of fiscal 2018, when we officially cease use of such facilities. Refer to Note 9. Commitments and Contingencies and Note 18. Subsequent Events in Part II, Item 8 of this Annual Report on Form 10-K for more information. The remaining increase for fiscal 2017 was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.
General and administrative expense increased for fiscal 2016 compared to fiscal 2015 primarily due to an increase in personnel costs, which grew $32.9 million to $96.5 million, largely due to headcount growth.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$10.2	$8.4	$1.8	NM	$8.4	$0.2	$8.2	NM
Other income, net increased for fiscal 2017 compared to fiscal 2016 due to an increase in interest income, partially offset by increased foreign currency remeasurement losses.
Other income, net increased for fiscal 2016 compared to fiscal 2015 due to an increase in interest income and higher foreign currency remeasurement gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, federal and state income taxes in the United States, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits.
In recent years, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate structure has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures.

	Year Ended July 31,				Year Ended July 31,
	2017	2016	Change		2016	2015	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Provision for income taxes(1)	$22.5	$20.4	$2.1	10.3%	$20.4	$9.4	$11.0	117.0%
Effective tax rate(1)	(11.6)%	(11.8)%			(11.8)%	(7.7)%
______________

(1)
Prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We recorded an income tax provision for fiscal 2017 due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for fiscal 2017 compared to fiscal 2016 primarily due to increases in foreign withholding taxes and U.S. income taxes related to intercompany transactions, offset by tax benefits from our adoption of new share-based payment accounting guidance in fiscal 2017.
We recorded an income tax provision for fiscal 2016 due to federal, state, and foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for fiscal 2016 compared to fiscal 2015 primarily due to an increase in foreign taxes and amortization of our deferred tax charges.
Liquidity and Capital Resources

	July 31,
	2017	2016
	(in millions)
Working capital(1)	$775.0	$927.2
Cash, cash equivalents, and investments:
Cash and cash equivalents	$744.3	$734.4
Investments	1,420.0	1,204.0
Total cash, cash equivalents, and investments	$2,164.3	$1,938.4
______________

(1)
Prior period amount has been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

At July 31, 2017, our total cash, cash equivalents, and investments of $2.2 billion were held for general corporate purposes, of which approximately $223.0 million was held outside of the United States. As of July 31, 2017, we had no unremitted earnings when evaluating our outside basis differences relating to our investment in foreign subsidiaries; accordingly, there is no restriction on the use of these funds.
As of July 31, 2017, all of the Notes remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 8. Convertible Senior Notes included in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of July 31, 2017, $580.0 million was available for future share repurchases under the repurchase authorization. Refer to Note 10. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on the repurchase authorization.

The following table summarizes our cash flows for the years ended July 31, 2017, 2016, and 2015:

	Year Ended July 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities(1)	$868.5	$658.6	$352.8
Net cash used in investing activities	(472.6)	(338.9)	(679.0)
Net cash provided by (used in) financing activities(1)	(386.0)	38.9	48.2
Net increase (decrease) in cash and cash equivalents	$9.9	$358.6	$(278.0)
______________

(1)
Prior period amounts have been adjusted due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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
Cash provided by operating activities in fiscal 2017 was $868.5 million, an increase of $209.9 million compared to fiscal 2016. The increase was due to growth of our business, as reflected by an increase in billings, and an increase in collections on accounts receivable during fiscal 2017.
Cash provided by operating activities in fiscal 2016 was $658.6 million, an increase of $305.8 million compared to fiscal 2015. The increase was due to growth of our business and changes in our assets and liabilities during fiscal 2016, which included an increase in sales of subscription and support contracts to new and existing customers as reflected by an increase in deferred revenue, and was partially offset by an increase in accounts receivable due to an increase in sales near the end of the period.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2017 was $472.6 million, an increase of $133.7 million compared to fiscal 2016, due to increased investment in facilities to support the growth of our business and a net cash payment of $90.7 million for our acquisition of LightCyber, partially offset by lower net purchases of available-for-sale investments during fiscal 2017.
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

Cash used in financing activities during fiscal 2017 was $386.0 million, a change of $424.9 million compared to fiscal 2016, due to the repurchase of $411.0 million of our common stock and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards of $21.4 million during fiscal 2017.
Cash provided by financing activities during fiscal 2016 was $38.9 million, a decrease of $9.3 million compared to fiscal 2015, due to a payment of deferred consideration related to our acquisition of Cyvera and lower proceeds from the sale of shares through employee equity incentive plans.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019	$575.0	$—	$575.0	$—	$—
Operating lease obligations(1)	517.5	31.0	110.8	111.2	264.5
Purchase obligations(2)	104.1	98.5	5.6	—	—
Total(3)	$1,196.6	$129.5	$691.4	$111.2	$264.5
______________

(1)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $2.1 million, which will be received in less than one year. Refer to Note 9. Commitments and Contingencies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.

(2)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(3)	No amounts related to income taxes are included. As of July 31, 2017, we had approximately $62.2 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
Through July 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Most of our arrangements, other than renewals of subscriptions and support contracts, are multiple-element arrangements with a combination of hardware, software, subscriptions, support, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy:

•	Vendor-specific objective evidence (“VSOE”) of selling price, if available,

•	Third-party evidence (“TPE”) of selling price, if VSOE of selling price is not available, or

•	Best estimate of selling price (“BESP”), if neither VSOE of selling price nor TPE of selling price are available.
We establish VSOE of selling price using the prices charged for a deliverable when sold separately. We establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. We establish BESP primarily based on historical transaction pricing, whereby historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), and offering type (products or services). To further support BESP as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product or service, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management. In determining BESP, we rely on certain assumptions and apply significant judgment. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and the timing of our revenue recognition could be affected.
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
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider, which procures components and assembles our products based on our demand forecasts. These forecasts of future demand are based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. We accrue for costs for manufacturing purchase commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Actual component usage and product demand may be materially different from our forecast, and could be caused by factors outside of our control, which could have an adverse impact on our results of operations. To date, we have not accrued significant costs associated with this exposure.
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
We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe impairment indicators exist. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes our evaluation of relevant events and circumstances affecting our single reporting unit, including macroeconomic, industry, and market conditions, our overall financial performance, and trends in the market price of our common stock. If qualitative factors indicate that it is more likely than not that our reporting unit’s fair value is less than its carrying amount, then we will perform the quantitative impairment test by comparing our reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. To date, the results of our qualitative assessment have indicated that the quantitative goodwill impairment test is not necessary.
We evaluate long-lived assets, such as property, equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business, or a significant change in the operations of the acquired assets or use of an asset or asset group. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset or asset group is expected to generate. Critical estimates in determining whether a long-lived asset is considered impaired include the amount and timing of future cash flows that the asset or asset group is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group, which is estimated using a present value technique. Critical estimates in determining the fair value of an asset or asset group and the amount of impairment to recognize include, but are not limited to, the amount and timing of future cash flows that the asset or asset group is expected to generate and the discount rate. Determining the fair value of an asset or asset group is highly judgmental in nature and involves the use of significant estimates and assumptions for market participants. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
To date, we have not recognized any impairment losses on our goodwill and intangible assets. In fiscal 2017, we recognized an impairment loss of $20.9 million on property and equipment related to the relocation of our corporate headquarters. We did not recognize any impairment losses on our other long-lived assets prior to fiscal 2017.
Recent Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Singapore dollar, Israeli shekel, and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2017 would not be material to our financial condition or results of operations. As of July 31, 2017, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. We enter into foreign currency derivative contracts with maturities of 12 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 4. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2017 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
Market Risk and Market Interest Risk
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). We carry this instrument at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As this instrument does not bear interest, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of the Notes, when the market price of our common stock fluctuates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palo Alto Networks, Inc. at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in the second quarter of fiscal 2017, the Company changed its method of accounting for share-based payments as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”.
As discussed in Note 1 to the consolidated financial statements, in the first quarter of fiscal 2017, the Company elected to change its method of accounting for sales commissions that are incremental and directly related to non-cancelable customer sales contracts from recording an expense when incurred, to deferral and amortization of the sales commissions over the term of the related contracts in proportion to the recognized revenue.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Palo Alto Networks, Inc.
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Palo Alto Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Palo Alto Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palo Alto Networks, Inc. as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2017 of Palo Alto Networks, Inc. and our report dated September 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
September 7, 2017

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2017	2016
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$744.3	$734.4
Short-term investments	630.7	551.2
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $2.4 at July 31, 2017 and July 31, 2016, respectively	432.1	348.7
Prepaid expenses and other current assets	169.2	139.7
Total current assets	1,976.3	1,774.0
Property and equipment, net	211.1	117.2
Long-term investments	789.3	652.8
Goodwill	238.8	163.5
Intangible assets, net	53.7	44.0
Other assets	169.1	106.7
Total assets	$3,438.3	$2,858.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35.5	$30.2
Accrued compensation	117.5	73.5
Accrued and other liabilities	79.9	39.2
Deferred revenue	968.4	703.9
Total current liabilities	1,201.3	846.8
Convertible senior notes, net	524.7	500.2
Long-term deferred revenue	805.1	536.9
Other long-term liabilities	147.6	79.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2017 and July 31, 2016	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 91.5 and 90.5 shares issued and outstanding at July 31, 2017 and July 31, 2016, respectively	1,599.7	1,515.5
Accumulated other comprehensive income (loss)	(3.4)	1.0
Accumulated deficit	(836.7)	(621.6)
Total stockholders’ equity	759.6	894.9
Total liabilities and stockholders’ equity	$3,438.3	$2,858.2

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2017	2016	2015
		(As Adjusted)	(As Adjusted)
Revenue:
Product	$709.1	$670.8	$492.7
Subscription and support	1,052.5	707.7	435.4
Total revenue	1,761.6	1,378.5	928.1
Cost of revenue:
Product	201.4	175.4	131.1
Subscription and support	275.2	194.6	120.4
Total cost of revenue	476.6	370.0	251.5
Total gross profit	1,285.0	1,008.5	676.6
Operating expenses:
Research and development	347.4	284.2	185.8
Sales and marketing	919.1	743.2	489.0
General and administrative	198.3	138.4	101.6
Total operating expenses	1,464.8	1,165.8	776.4
Operating loss	(179.8)	(157.3)	(99.8)
Interest expense	(24.5)	(23.4)	(22.3)
Other income, net	10.2	8.4	0.2
Loss before income taxes	(194.1)	(172.3)	(121.9)
Provision for income taxes	22.5	20.4	9.4
Net loss	$(216.6)	$(192.7)	$(131.3)
Net loss per share, basic and diluted	$(2.39)	$(2.21)	$(1.61)
Weighted-average shares used to compute net loss per share, basic and diluted	90.6	87.1	81.6

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2017	2016	2015
		(As Adjusted)	(As Adjusted)
Net loss	$(216.6)	$(192.7)	$(131.3)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(4.3)	1.1	—
Change in unrealized gains (losses) on cash flow hedges	(0.1)	—	—
Other comprehensive income (loss)	(4.4)	1.1	—
Comprehensive loss	$(221.0)	$(191.6)	$(131.3)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
				(As Adjusted)	(As Adjusted)
Balance as of July 31, 2014	79.5	$804.4	$(0.1)	$(297.6)	$506.7
Net loss	—	—	—	(131.3)	(131.3)
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	5.3	50.9	—	—	50.9
Share-based compensation for equity based awards	—	221.3	—	—	221.3
Temporary equity reclassification	—	(87.9)	—	—	(87.9)
Balance as of July 31, 2015	84.8	988.7	(0.1)	(428.9)	559.7
Net loss	—	—	—	(192.7)	(192.7)
Other comprehensive income	—	—	1.1	—	1.1
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	5.7	45.8	—	—	45.8
Share-based compensation for equity based awards	—	393.1	—	—	393.1
Temporary equity reclassification	—	87.9	—	—	87.9
Balance as of July 31, 2016	90.5	1,515.5	1.0	(621.6)	894.9
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	2.0	—	1.5	3.5
Net loss	—	—	—	(216.6)	(216.6)
Other comprehensive loss	—	—	(4.4)	—	(4.4)
Issuance of common stock in connection with employee equity incentive plans	4.3	46.3	—	—	46.3
Repurchase and retirement of common stock	(3.3)	(420.1)	—	—	(420.1)
Taxes paid related to net share settlement of equity awards	—	(21.4)	—	—	(21.4)
Share-based compensation for equity based awards	—	477.4	—	—	477.4
Balance as of July 31, 2017	91.5	$1,599.7	$(3.4)	$(836.7)	$759.6

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2017	2016	2015
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities
Net loss	$(216.6)	$(192.7)	$(131.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	474.5	392.8	221.3
Depreciation and amortization	59.8	42.8	28.9
Asset impairment related to facility exit	20.9	—	—
Amortization of investment premiums, net of accretion of purchase discounts	2.7	3.0	3.2
Amortization of debt discount and debt issuance costs	24.5	23.4	22.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(82.9)	(136.4)	(76.8)
Prepaid expenses and other assets	(48.1)	(31.2)	(69.0)
Accounts payable	5.9	15.1	(3.5)
Accrued compensation	42.8	(6.3)	31.1
Accrued and other liabilities	53.2	21.0	35.6
Deferred revenue	531.8	527.1	291.0
Net cash provided by operating activities	868.5	658.6	352.8
Cash flows from investing activities
Purchases of investments	(995.9)	(1,037.0)	(987.6)
Proceeds from sales of investments	—	141.9	18.5
Proceeds from maturities of investments	777.4	628.7	339.0
Business acquisitions, net of cash acquired	(90.7)	—	(15.1)
Purchases of property, equipment, and other assets	(163.4)	(72.5)	(33.8)
Net cash used in investing activities	(472.6)	(338.9)	(679.0)
Cash flows from financing activities
Repurchases of common stock	(411.0)	—	—
Proceeds from sales of shares through employee equity incentive plans	46.4	45.3	48.2
Payments for taxes related to net share settlement of equity awards	(21.4)	—	—
Payment of deferred consideration related to prior year business acquisition	—	(6.4)	—
Net cash provided by (used in) financing activities	(386.0)	38.9	48.2
Net increase (decrease) in cash and cash equivalents	9.9	358.6	(278.0)
Cash and cash equivalents—beginning of period	734.4	375.8	653.8
Cash and cash equivalents—end of period	$744.3	$734.4	$375.8
Supplemental disclosures of cash flow information
Cash paid for income taxes	$9.0	$7.1	$17.5

See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a next-generation security platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications running on their networks and by preventing breaches that stem from targeted cyberattacks.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include all adjustments necessary for a fair presentation of our annual results. All adjustments are of a normal recurring nature. Certain prior period amounts have been adjusted due to our voluntary change in accounting policy for sales commissions, our early adoption of new accounting guidance related to share-based payments, and our adoption of new accounting guidance related to debt issuance costs. Refer to “Change in Accounting Policy for Sales Commissions” and “Recently Adopted Accounting Pronouncements” below for more information.
Principles of Consolidation
The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to the best estimate of selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our property and equipment, identified intangibles and goodwill, future taxable income, manufacturing partner and supplier liabilities, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, accounts receivable, and derivative contracts.
We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Our derivative contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings and also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Our accounts receivables are primarily derived from our distributors representing various geographical locations. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2017, four distributors represented 28.5%, 21.2%, 15.0%, and 11.2% of our gross accounts receivable. For fiscal 2017, three distributors represented 32.4%, 23.3%, and 10.0% of our total revenue.
We rely on an electronics manufacturing services provider (“EMS provider”) to assemble most of our products and sole source component suppliers for a certain number of our components.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Our other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges.

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
Fair Value
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Cash, Cash Equivalents, and Investments
We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our consolidated balance sheets as cash equivalents, short-term investments, or long-term investments depending on their maturity.
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Investments not considered cash equivalents and with maturities one year or less from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each channel partner’s expected ability to pay, and the collection history with each channel partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2017 and 2016, the allowance for doubtful accounts activity was not significant.
Derivatives
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our consolidated balance sheets. Gains or losses related to the effective portion of our cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. Any gains or losses related to the ineffective portion of our cash flow hedges are recorded immediately in other income (expense), net in our consolidated statements of operations. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into other income (expense), net. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.
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
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our single reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess, but limited to the total amount of goodwill.
We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and other long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Through July 31, 2017, we have not recognized any impairment losses on our goodwill and intangible assets. During the year ended July 31, 2017, we recognized an impairment loss of $20.9 million on property and equipment related to the relocation of our corporate headquarters. We did not recognize any impairment losses on our other long-lived assets prior to fiscal 2017.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we could be contractually obligated to purchase manufactured products and components, we generally do not own the manufactured products and components. Product title transfers from our EMS provider to us and immediately to our channel partners upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2017, we have not accrued any significant costs associated with this exposure.
Convertible Senior Notes
On June 30, 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “Notes”). In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component are netted with the liability component and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component are netted with the equity component of the Notes in additional paid-in capital in the consolidated balance sheets. When the Notes are convertible, the net carrying amount of the Notes will be classified as a current liability and a portion of the equity component representing the conversion option will be reclassified to temporary equity in our consolidated balance sheets.
Revenue Recognition
We generate revenue from the sales of hardware and software products, subscriptions, support, and other services primarily through a direct sales force and indirect relationships with channel partners, and, to a lesser extent, directly to end-customers.
Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of product or subscription and support contract registration codes to determine delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.
We recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met. Our channel partners generally receive an order from an end-customer prior to placing an order with us. In addition, payment from our channel partners is not contingent on the partner’s success in sales to end-customers. Our channel partners generally do not stock appliances and only have limited stock rotation rights and no price protection rights. When necessary, we make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant. We recognize subscription and support revenue ratably over the contractual service period, which is typically one to five years. Other services revenue is recognized as the services are rendered.
Most of our arrangements, other than renewals of subscriptions and support contracts, are multiple-element arrangements with a combination of hardware, software, subscriptions, support, and other services. Products, subscriptions, support, and other services generally qualify as separate units of accounting. Our hardware deliverables typically include proprietary operating system software, which together deliver the essential functionality of our products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE of selling price is not available, or best estimate of selling price (“BESP”), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
In multiple-element arrangements where software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the aforementioned estimated selling price hierarchy. The arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the residual method when VSOE of fair value of the undelivered items exists. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. In determining VSOE of fair value, we evaluate whether a substantial majority of the historical prices charged for a product or service sold on a standalone basis, as represented by a percentage of list price, fall within a reasonably narrow range. If VSOE of fair value of one or more undelivered items does not exist, revenue from the software portion of the arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless support is the only undelivered element, in which case, the entire software arrangement fee is recognized ratably over the contractual service period.
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

Deferred Commissions
Sales commissions that are incremental and directly related to non-cancelable customer sales contracts are deferred and amortized over the term of the related contract in proportion to the recognized revenue. Refer to “Change in Accounting Policy for Sales Commissions” below for more information.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $13.7 million, $6.6 million, and $4.8 million, during the years ended July 31, 2017, 2016, and 2015, respectively.
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
Share-Based Compensation
Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. We recognize share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognize share-based compensation expense for awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We account for forfeitures of all share-based payment awards when they occur.
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
We record deferred tax charges in prepaid expenses and other current assets and other assets on our consolidated balance sheets. These deferred tax charges are amortized on a straight-line basis over the life of the associated assets as a component of provision for income taxes in our consolidated statements of operations.

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
Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in our consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of operations.
The adoption of this accounting policy change has been applied retrospectively to all prior periods presented in this Annual Report on Form 10-K, in which the cumulative effect of the change of $38.1 million has been reflected in accumulated deficit as of August 1, 2014, the beginning of the earliest period presented.
The following tables present the changes to financial statement line items as a result of the accounting policy change for the periods presented in our consolidated financial statements (in millions, except per share data):

	July 31, 2017			July 31, 2016
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Consolidated Balance Sheets
Prepaid expenses and other current assets	$95.8	$73.4	$169.2	$84.8	$54.9	$139.7
Other assets	97.8	71.3	169.1	64.6	50.1	114.7
Accumulated deficit	$(981.4)	$144.7	$(836.7)	$(726.6)	$105.0	$(621.6)

	Year Ended July 31, 2017
	Computed under Prior Method	Impact of Commission Adjustment	As Reported
Consolidated Statements of Operations
Sales and marketing	$958.4	$(39.3)	$919.1
Operating loss	(219.1)	39.3	(179.8)
Provision for income taxes	22.9	(0.4)	22.5
Net loss	$(256.3)	$39.7	$(216.6)
Net loss per share, basic and diluted	$(2.83)	$0.44	$(2.39)
Weighted-average shares used to compute net loss per share, basic and diluted	90.6	—	90.6

Consolidated Statements of Comprehensive Loss
Net loss	$(256.3)	$39.7	$(216.6)
Comprehensive loss	$(260.7)	$39.7	$(221.0)

	Year Ended July 31, 2016
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Consolidated Statements of Operations
Sales and marketing	$776.0	$(32.8)	$743.2
Operating loss	(190.1)	32.8	(157.3)
Provision for income taxes	20.8	(0.4)	20.4
Net loss	$(225.9)	$33.2	$(192.7)
Net loss per share, basic and diluted	$(2.59)	$0.38	$(2.21)
Weighted-average shares used to compute net loss per share, basic and diluted	87.1	—	87.1

Consolidated Statements of Comprehensive Loss
Net loss	$(225.9)	$33.2	$(192.7)
Comprehensive loss	$(224.8)	$33.2	$(191.6)

	Year Ended July 31, 2015
	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Consolidated Statements of Operations
Sales and marketing	$522.7	$(33.7)	$489.0
Operating loss	(133.5)	33.7	(99.8)
Provision for income taxes	9.4	—	9.4
Net loss	$(165.0)	$33.7	$(131.3)
Net loss per share, basic and diluted	$(2.02)	$0.41	$(1.61)
Weighted-average shares used to compute net loss per share, basic and diluted	81.6	—	81.6

Consolidated Statements of Comprehensive Loss
Net loss	$(165.0)	$33.7	$(131.3)
Comprehensive loss	$(165.0)	$33.7	$(131.3)
This change in accounting policy does not affect our balance of cash and cash equivalents and, as a result, did not change net cash flows from operating, investing, or financing activities, or materially impact any individual line items presented in our consolidated statement of cash flows for the years ended July 31, 2016 and 2015.
Recently Adopted Accounting Pronouncements
Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance simplifying the subsequent measurement of goodwill. The standard eliminates Step 2 of the current goodwill impairment test, which requires companies to determine the implied fair value of goodwill when measuring the amount of impairment loss. Under the new standard, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, with the loss limited to the total amount of goodwill allocated to that reporting unit. We elected to early adopt the standard in our fourth quarter of fiscal 2017 on a prospective basis. Our adoption of this standard did not have an impact on our consolidated financial statements.
Share-Based Payment Accounting
In March 2016, the FASB issued authoritative guidance simplifying several aspects of the accounting for employee share-based payment transactions. The new standard requires us to recognize excess tax benefits or deficiencies as income tax expense or benefit in the period in which they occur, rather than additional paid-in capital, and also requires us to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, excess tax benefits should be classified as an operating activity, along with other income tax cash flows, instead of a financing activity in our consolidated statements of cash flows. The standard also allows us to make an accounting policy election to account for forfeitures of share-based payment awards when they occur, rather than estimate expected forfeitures.
We elected to early adopt the standard in our second quarter of fiscal 2017, which required us to reflect any adjustments related to the adoption as of the beginning of the fiscal year. The impact of the adoption on our consolidated financial statements was as follows:

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

•
Cash flow presentation of excess tax benefits - We elected to adopt the guidance related to the presentation of excess tax benefits in our consolidated statements of cash flows on a retrospective basis, which increased net cash provided by operating activities by $0.5 million and $2.5 million for the years ended July 31, 2016 and 2015, respectively, with corresponding decreases to net cash provided by financing activities.

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

Cloud Computing Arrangements
In April 2015, the FASB issued new authoritative guidance on fees paid in a cloud computing arrangement. The standard requires customers in a cloud computing arrangement to evaluate whether the arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted the standard in our first quarter of fiscal 2017 on a prospective basis. Our adoption of this standard did not have a material impact on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued updated authoritative guidance to simplify the presentation of debt issuance costs. The amended standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts, instead of being presented as an asset. We adopted the standard in our first quarter of fiscal 2017 on a retrospective basis, and as a result, we reduced other assets and convertible senior notes, net by $8.0 million on our consolidated balance sheets as of July 31, 2016.
Recently Issued Accounting Pronouncements
Business Combinations - Definition of a Business
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
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Under the new standard, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for us for our first quarter of fiscal 2019 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our consolidated financial statements because our restricted cash balance has not been material.
Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us for our first quarter of fiscal 2019 and will be applied on a modified retrospective basis. Early adoption is permitted. We plan to adopt the standard in our first quarter of fiscal 2019 and are currently evaluating whether this standard will have a material impact on our consolidated financial statements.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for us for our first quarter of fiscal 2019 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our consolidated financial statements.
Financial Instruments - Credit Losses
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

Leases
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
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. The FASB subsequently delayed the effective date of the standard by one year and as a result, the standard is now effective for us for our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”). Early adoption as of the original effective date is permitted.
We do not plan to early adopt the new standard, and accordingly, we will adopt the standard in our first quarter of fiscal 2019. We currently plan to adopt using the full retrospective method, however, our ability to apply the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.
We are continuing to evaluate the impact of the new standard on our accounting policies, processes, internal controls over financial reporting, and system requirements, and have assigned cross-functional internal resources and engaged third-party service providers to assist in our evaluation and system implementation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.
We are also continuing to evaluate the impact the standard will have on our consolidated financial statements, including reviewing the provisions of our customer contracts and identifying performance obligations under the requirements of the new standard and comparing to our current accounting policies and practices. Although we have not yet determined whether the effect will be material, we believe the new standard will impact our accounting for revenue arrangements in the following areas:

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
2. Fair Value Measurements
We categorize assets and liabilities recorded or disclosed at fair value on our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of July 31, 2017 and July 31, 2016 (in millions):

	July 31, 2017				July 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:
Commercial paper	$—	$—	$—	$—	$—	$3.0	$—	$3.0
Corporate debt securities	—	159.4	—	159.4	—	121.4	—	121.4
U.S. government and agency securities	—	471.3	—	471.3	—	426.8	—	426.8
Total short-term investments	—	630.7	—	630.7	—	551.2	—	551.2
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Corporate debt securities	—	186.5	—	186.5	—	166.1	—	166.1
U.S. government and agency securities	—	597.4	—	597.4	—	481.3	—	481.3
Total long-term investments	—	789.3	—	789.3	—	652.8	—	652.8
Total assets measured at fair value	$—	$1,420.0	$—	$1,420.0	$—	$1,204.0	$—	$1,204.0
As of July 31, 2017, we determined that certain property and equipment related to our prior corporate headquarters were impaired. In connection with our planned relocation to our new corporate headquarters, we assessed the recoverability of certain leasehold improvements and other long-lived assets associated with our previous headquarter facilities and determined that the carrying amount of these assets exceeded their fair value of $4.2 million. The resulting impairment loss of $20.9 million was recorded as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2017. We calculated the fair value of the leasehold improvements and other long-lived assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that we could reasonably obtain over the remaining lease term and the discount rate. Refer to Note 9. Commitments and Contingencies for more information on the relocation of our corporate headquarters.
Refer to Note 8. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2017 and July 31, 2016.
3. Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale investments as of July 31, 2017 and July 31, 2016 (in millions):

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	346.1	0.3	(0.5)	345.9
U.S. government and agency securities	1,071.2	0.1	(2.6)	1,068.7
Total	$1,422.7	$0.4	$(3.1)	$1,420.0

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5.4	$—	$—	$5.4
Commercial paper	3.0	—	—	3.0
Corporate debt securities	286.7	0.8	—	287.5
U.S. government and agency securities	907.3	0.9	(0.1)	908.1
Total	$1,202.4	$1.7	$(0.1)	$1,204.0

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at July 31, 2017 and 2016.
We received proceeds of $141.9 million and $18.5 million from sales of investments during the years ended July 31, 2016 and 2015, respectively. We did not sell any investments during the year ended July 31, 2017. We use the specific identification method to determine the cost basis of investments sold.
The following table summarizes the amortized cost and fair value of our available-for-sale investments as of July 31, 2017, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$631.6	$630.7
Due between one and three years	791.1	789.3
Total	$1,422.7	$1,420.0
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
Beginning August 2016, we entered into forward contracts to hedge the foreign currency exchange rate risk arising from our foreign currency denominated expenditures to be incurred during the year ended July 31, 2017. All of these foreign currency forward contracts matured and were settled during the year ended July 31, 2017. Accordingly, we did not have any forward contracts outstanding as of July 31, 2017. During the year ended July 31, 2017, both unrealized losses recognized in AOCI related to the effective portion of our cash flow hedges and amounts reclassified into earnings were not material.
5. Acquisitions
Fiscal 2017
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
LightCyber’s operating results are included in our consolidated statements of operations from the date of acquisition. Pro forma results of operations have not been presented as the impact to our consolidated statements of operations is not material.
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
6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2017 (in millions):

Amount
Balance as of July 31, 2016	$163.5
Goodwill acquired	75.3
Balance as of July 31, 2017	$238.8
Through July 31, 2017, we have not recognized any impairment losses on our goodwill.
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2017 and July 31, 2016 (in millions):

	July 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$69.7	$(23.8)	$45.9	$53.1	$(15.4)	$37.7
Acquired intellectual property	8.9	(3.8)	5.1	8.9	(2.9)	6.0
Customer relationships	2.9	(0.2)	2.7	—	—	—
Other	2.4	(2.4)	—	2.4	(2.1)	0.3
Total purchased intangible assets	$83.9	$(30.2)	$53.7	$64.4	$(20.4)	$44.0
We recognized amortization expense of $9.8 million, $9.4 million, and $7.9 million for the years ended July 31, 2017, 2016, and 2015, respectively.

The following table summarizes our estimated future amortization expense of intangible assets as of July 31, 2017 (in millions):

Amount
Years ending July 31:
2018	$10.7
2019	10.6
2020	10.6
2021	8.9
2022	4.4
2023 and thereafter	8.5
Total future amortization expense	$53.7
7. Property and Equipment
The following table presents details of our property and equipment, net as of July 31, 2017 and July 31, 2016 (in millions):

	July 31,
	2017	2016
Computers, equipment, and software	$156.6	$102.7
Leasehold improvements	110.1	58.0
Demonstration units	26.3	20.1
Furniture and fixtures	20.4	14.6
Total property and equipment	313.4	195.4
Less: accumulated depreciation	(102.3)	(78.2)
Total property and equipment, net	$211.1	$117.2
We recognized depreciation expense of $48.6 million, $33.1 million, and $20.3 million related to property and equipment during the years ended July 31, 2017, 2016, and 2015, respectively. During the year ended July 31, 2017, we impaired certain property and equipment related to the relocation of our corporate headquarters and recognized a loss of $20.9 million in general and administrative expense on our consolidated statements of operations. Refer to Note 9. Commitments and Contingencies for more information.
8. Convertible Senior Notes
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
The sale price condition was not met during the fiscal quarters ended July 31, 2017 and July 31, 2016. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets as of July 31, 2017 and July 31, 2016.
The following table sets forth the components of the Notes as of July 31, 2017 and July 31, 2016 (in millions):

	July 31,
	2017	2016
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	50.3	74.8
Net carrying amount	$524.7	$500.2

Equity	$109.8	$109.8
The total estimated fair value of the Notes was $747.5 million and $761.9 million at July 31, 2017 and July 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2017 and July 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of July 31, 2017, the if-converted value of the Notes exceeded its principal amount by $137.7 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31,
	2017	2016	2015
Amortization of debt discount	$22.0	$21.1	$20.2
Amortization of debt issuance costs	2.5	2.3	2.1
Total interest expense recognized	$24.5	$23.4	$22.3

Effective interest rate of the liability component	4.8%	4.8%	4.8%
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
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
In May 2015, we entered into two lease agreements for a total of approximately 631,000 square feet of corporate office space in Santa Clara, California, which serves as our new corporate headquarters. The leases commenced in August 2017 and expire in July 2028. In October 2015, we entered into a third lease agreement for approximately 310,000 square feet of additional office space, which is also part of our new corporate headquarters. This lease will commence in April 2018 and expires in July 2028. The leases contain a rent holiday period, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended through July 2046. Rental payments under the three lease agreements are approximately $373.8 million over the lease term.
In May 2015, we also entered into a lease agreement for approximately 122,000 square feet of space in Santa Clara, California to serve as an extension of our previous corporate headquarters. The lease commenced in February 2016 and expires in April 2021. The lease contains scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended through July 2046. Rental payments under the lease agreement is approximately $23.1 million over the lease term.
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases commenced in November 2012 and August 2013, expire in July 2023, and allow for two separate five-year options to extend the lease term. Payments under these leases are approximately $94.3 million over the lease term. Each lease has a rent holiday, which was included in the determination of rent expense.
In July 2013, we entered into a 51-month sub-lease agreement for our prior corporate headquarters with a commencement date of January 2014. Net proceeds from this sub-lease are approximately $10.7 million over the lease term.
We recognized rent expense of $35.9 million, $20.2 million, and $15.4 million for the years ended July 31, 2017, 2016, and 2015, respectively. Rent expense is recognized on a straight-line basis over the term of the lease.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of July 31, 2017 (in millions):

Amount
Years ending July 31:
2018	$31.0
2019	50.7
2020	60.1
2021	57.3
2022	53.9
2023 and thereafter	264.5
Committed gross lease payments	517.5
Less: proceeds from sublease rental	2.1
Net operating lease obligation	$515.4
Facility Exit Costs
To support the growth of our business, in the fourth quarter of fiscal 2017, we committed to plans to relocate our corporate headquarters and sublet our previous headquarter facilities. In connection with the planned relocation, we determined, as of July 31, 2017, that certain leasehold improvements and other long-lived assets associated with our previous facilities were impaired and recognized a loss of $20.9 million in general and administrative expense in our consolidated statements of operations during the year ended July 31, 2017. Refer to Note 2. Fair Value Measurements for more information on our impairment assessment.
We exited our previous headquarter facilities and relocated to our new corporate campus in August 2017. Refer to Note 18. Subsequent Events for more information.

Manufacturing Purchase Commitments
Our EMS provider procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of July 31, 2017, our purchase commitments under such orders were $104.1 million, of which $5.6 million represent long-term purchase commitments through the year ending July 31, 2019, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2017, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
10. Stockholders’ Equity
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
During the year ended July 31, 2017, we repurchased and retired 3.3 million shares of our common stock under the authorization for an aggregate purchase price of $420.1 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets. As of July, 31, 2017, $580.0 million remained available for future share repurchases under the repurchase authorization.
11. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (our “2012 Plan”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering (“IPO”). Our 2012 Plan replaced our 2005 Equity Incentive Plan (our “2005 Plan”), which terminated upon the completion of our IPO, however, awards that were outstanding upon termination remained outstanding pursuant to their original terms. Our 2012 Plan provides for the granting of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares (“PSAs”) to our employees, directors, and consultants.
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
In October 2016, we granted PSAs to certain employees, which will vest over a period of four years from the date of grant. The actual number of PSAs earned and eligible to vest is determined based on level of achievement against a pre-established billings target for the fiscal year ending July 31, 2017.
In February 2017, we began to net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2012 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in our consolidated statements of cash flows.
A total of 16.9 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2017. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective upon completion of our IPO.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately six months starting on the first trading date after March 15 and September 15 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares during a six-month period or $25,000 worth of stock for each calendar year. During the year ended July 31, 2017, employees purchased 0.4 million shares of common stock under our 2012 ESPP at an average exercise price of $110.13 per share.
A total of 2.9 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2017. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	2.1	$13.42	5.2	$244.9
Options granted	—	—
Options forfeited	—	—
Options exercised	(0.5)	14.44
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6
Options exercisable—July 31, 2017	1.6	$13.11	4.2	$190.6
The intrinsic value of options exercised during the years ended July 31, 2017, 2016, and 2015 was $61.2 million, $176.1 million, and $301.1 million, respectively. The grant-date fair value of options vested during the years ended July 31, 2016 and 2015 was $8.1 million and $14.6 million, respectively. All options were fully vested as of July 31, 2016.

RSU, RSA, and PSA Activities
The following table summarizes the RSU, RSA, and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	1.1	$170.97	6.5	$130.14	1.1	$852.7
Granted(1)	0.3	148.54	3.9	141.35
Vested	(0.4)	170.97	(3.3)	119.88
Forfeited	—	—	(0.6)	139.56
Balance—July 31, 2017	1.0	$163.55	6.5	$141.16	1.3	$854.1
______________
(1)    The number of PSAs granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
The weighted-average grant-date fair value of RSAs and PSAs granted during the years ended July 31, 2017 and 2016 was $148.54 and $170.97 per share, respectively. There were no RSAs or PSAs granted during the year ended July 31, 2015. The aggregate fair value, as of the respective vesting dates, of RSAs vested during the year ended July 31, 2017 was $62.6 million. No RSAs vested during the years ended July 31, 2016 and 2015, and no PSAs vested during the three years ended July 31, 2017.
The weighted-average grant-date fair value of RSUs granted during the years ended July 31, 2017, 2016, and 2015 was $141.35, $160.60, and $122.36 per share, respectively. The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2017, 2016, and 2015 was $462.6 million, $513.0 million, and $350.4 million, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of July 31, 2017 (in millions):

Number of shares
Balance—July 31, 2016	8.2
Authorized	4.1
RSUs, RSAs, and PSAs granted	(4.2)
RSUs and RSAs forfeited	0.6
Shares withheld for taxes	0.1
Balance—July 31, 2017	8.8
Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs, RSAs, and PSAs is based on the closing market price of our common stock on the date of grant. The fair value of shares sold through our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model.

The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2017	2016	2015
Cost of product revenue	$7.3	$6.2	$3.9
Cost of subscription and support revenue	56.2	40.9	20.4
Research and development	152.6	132.9	74.8
Sales and marketing	186.5	152.4	84.1
General and administrative	73.1	60.5	38.2
Total share-based compensation	$475.7	$392.9	$221.4
At July 31, 2017, total compensation cost related to unvested share-based awards not yet recognized was $906.8 million. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
12. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2017	2016(1)	2015(1)
United States	$(210.0)	$(195.3)	$(21.3)
Foreign	15.9	23.0	(100.6)
Total	$(194.1)	$(172.3)	$(121.9)
______________

(1)
Certain amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2017	2016(1)	2015
Federal:
Current	$3.4	$1.9	$1.8
Deferred	—	(0.6)	(3.0)
State:
Current	0.9	1.1	0.7
Deferred	—	(0.1)	(0.4)
Foreign:
Current	19.7	19.1	10.7
Deferred	(1.5)	(1.0)	(0.4)
Total	$22.5	$20.4	$9.4
______________

(1)
Certain amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

For the year ended July 31, 2017, our provision for income taxes increased compared to the year ended July 31, 2016 primarily due to increases in foreign withholding taxes and U.S. income taxes related to intercompany transactions, offset by tax benefits from our adoption of new share-based payment accounting guidance in fiscal 2017. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information on our adoption of the accounting guidance.
For the year ended July 31, 2016, our provision for income taxes increased compared to the year ended July 31, 2015 primarily due to an increase in foreign taxes and amortization of our deferred tax charges.

The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2017	2016(1)	2015(1)
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	2.8	(1.7)	4.6
Foreign income at other than U.S. rates	(14.4)	(7.8)	(6.1)
Change in valuation allowance	(39.4)	(25.4)	(28.8)
Share-based compensation	1.6	(15.9)	(13.0)
Amortization of deferred tax charges	(3.6)	(3.4)	(2.8)
Research credits	10.1	11.3	8.6
Other, net	(3.7)	(3.9)	(5.2)
Total	(11.6)%	(11.8)%	(7.7)%
______________

(1)
Certain amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

The change in foreign income at other than U.S. rates from the year ended July 31, 2016 to July 31, 2017 was due to current year intercompany transactions.
During the year ended July 31, 2017, we adopted new share-based payment accounting guidance that requires us to recognize excess tax benefits or deficiencies as income tax expense or benefit in the period in which they occur, rather than additional paid-in capital. The effect of the change from this guidance is reflected in the share-based compensation line above.
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
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2017 and July 31, 2016 (in millions):

	July 31,
	2017	2016(1)
Deferred tax assets:
Accruals and reserves	$35.9	$43.5
Deferred revenue	123.2	62.0
Net operating loss carryforwards	245.3	5.4
Research and development and foreign tax credits	69.3	41.4
Share-based compensation	45.4	55.2
Gross deferred tax assets	519.1	207.5
Valuation allowance	(464.1)	(161.3)
Total deferred tax assets	55.0	46.2
Deferred tax liabilities:
Fixed assets and intangible assets	(9.1)	(14.2)
Deferred commissions	(36.8)	(27.7)
Other deferred tax liabilities	(4.0)	(2.5)
Total deferred tax liabilities	(49.9)	(44.4)
Total	$5.1	$1.8

______________

(1)
Certain amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

During the year ended July 31, 2017, we adopted new share-based payment accounting guidance related to the timing of when excess tax benefits are recognized. We adopted the guidance on a modified retrospective basis and, as a result, our deferred tax assets for the year ended July 31, 2017 reflect additional net operating losses of $385.7 million and research and development credits of $5.3 million that were not included in the balances for the year ended July 31, 2016. In addition, our valuation allowance increased $389.2 million as a result of adopting the new guidance. The increase in net operating losses due to the adoption of the new guidance was partially offset by income in the U.S. due to intercompany transactions.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2017, we have provided a valuation allowance for our federal, state, and certain foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by approximately $302.8 million from the year ended July 31, 2016 to the year ended July 31, 2017. The increase was primarily due to the adoption of new share-based payment accounting guidance and was partially offset by NOL utilization related to intercompany transactions.
As of July 31, 2017, we had federal, state, and foreign NOL carryforwards of approximately $1.1 billion, $806.4 million, and $45.8 million, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2027 and July 31, 2018, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2017, we had federal and state research and development tax credit carryforwards of approximately $48.6 million and $49.7 million, respectively as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2017, we had foreign tax credit carryforwards of $2.5 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2021.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
As a result of adopting the new share-based payment guidance, we did not reflect the impact of excess tax benefits in additional paid-in capital for the year ended July 31, 2017. Prior to adopting this guidance, we recorded excess tax benefits of $0.5 million and $2.5 million directly to additional paid-in capital for the years ended July 31, 2016 and 2015, respectively.
During the year ended July 31, 2017, we were awarded a tax incentive by a foreign jurisdiction. The incentive is effective through September 30, 2031, and is conditional upon meeting certain investment and employment thresholds. The impact of this incentive on our provision for income taxes was not material for the year ended July 31, 2017.
As of July 31, 2017, we had $301.3 million of unrecognized tax benefits, $34.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2016, we had $127.7 million of unrecognized tax benefits, $21.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States. As of July 31, 2017, our federal, state, and foreign returns for the tax years 2008 through the current period remain subject to adjustment due to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2017 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2017, 2016, and 2015, we recognized income tax expense related to interest and penalties of $2.1 million, $1.6 million, and $1.1 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $5.4 million and $3.3 million as of July 31, 2017 and 2016, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2017	2016	2015
Unrecognized tax benefits at the beginning of the period	$127.7	$67.2	$10.4
Additions for tax positions taken in prior years	3.1	25.2	6.1
Reductions for tax positions taken in prior years	—	—	(0.6)
Additions for tax positions taken in the current year	170.5	35.3	51.3
Unrecognized tax benefits at the end of the period	$301.3	$127.7	$67.2
During the year ended July 31, 2017, our additions for tax positions taken in the current year were primarily attributable to uncertainties related to intercompany transactions.
During the year ended July 31, 2016, our additions for tax positions taken in prior years and additions for tax positions taken in the current year were primarily attributable to uncertain tax positions relating to federal and state research and development credits, adjustments for California apportionment, and transfer pricing methodologies.
As of July 31, 2017, we had no unremitted earnings when evaluating our outside basis differences relating to our investment in foreign subsidiaries. Accordingly, we have not provided a deferred tax liability for any potential U.S. income taxes or foreign withholding taxes.
13. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2017	2016	2015
Net loss	$(216.6)	$(192.7)	$(131.3)
Weighted-average shares used to compute net loss per share, basic and diluted	90.6	87.1	81.6
Net loss per share, basic and diluted	$(2.39)	$(2.21)	$(1.61)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2017	2016	2015
RSUs	6.5	6.5	7.2
Convertible senior notes	5.2	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2	5.2
Options to purchase common stock	1.6	2.1	3.3
RSAs and PSAs	1.0	1.1	—
ESPP shares	0.2	0.1	0.1
Total	19.7	20.2	21.0

14. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2017	2016	2015
Interest income	$14.7	$8.8	$3.9
Foreign currency exchange losses, net	(3.4)	—	(3.0)
Other	(1.1)	(0.4)	(0.7)
Total other income, net	$10.2	$8.4	$0.2
15. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. In fiscal 2016, we began to make matching contributions based upon the amount of employees’ contributions, subject to certain limitations. Our matching contributions to the plan were immaterial for the years ended July 31, 2017 and 2016.
16. Segment Information
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
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2017	2016	2015
Revenue:
Americas
United States	$1,155.3	$901.8	$593.8
Other Americas	82.1	71.4	45.6
Total Americas	1,237.4	973.2	639.4
Europe, the Middle East, and Africa (“EMEA”)	320.1	247.1	178.7
Asia Pacific and Japan (“APAC”)	204.1	158.2	110.0
Total revenue	$1,761.6	$1,378.5	$928.1
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2017	2016	2015
Revenue:
Product	$709.1	$670.8	$492.7
Subscription and support
Subscription	550.8	357.0	212.7
Support	501.7	350.7	222.7
Total subscription and support	1,052.5	707.7	435.4
Total revenue	$1,761.6	$1,378.5	$928.1

The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended July 31,
	2017	2016
Property and equipment, net:
United States	$178.4	$102.3
International	32.7	14.9
Total property and equipment, net	$211.1	$117.2
17. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly financial data for the years ended July 31, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended
	Oct. 31, 2016(1)	Jan. 31, 2017	Apr. 30, 2017	Jul. 31, 2017
Revenue:
Product	$163.8	$168.8	$164.2	$212.3
Subscription and support	234.3	253.8	267.6	296.8
Total revenue	398.1	422.6	431.8	509.1
Cost of revenue:
Product	42.2	45.8	49.7	63.7
Subscription and support	59.0	67.4	74.0	74.8
Total cost of revenue	101.2	113.2	123.7	138.5
Total gross profit	296.9	309.4	308.1	370.6
Operating expenses:
Research and development	84.2	89.9	86.0	87.3
Sales and marketing	220.1	226.7	226.9	245.4
General and administrative	41.6	47.2	44.3	65.2
Total operating expenses	345.9	363.8	357.2	397.9
Operating loss	(49.0)	(54.4)	(49.1)	(27.3)
Interest expense	(6.0)	(6.1)	(6.2)	(6.2)
Other income, net	2.5	2.7	2.1	2.9
Loss before income taxes	(52.5)	(57.8)	(53.2)	(30.6)
Provision for income taxes	4.4	2.8	7.7	7.6
Net loss	$(56.9)	$(60.6)	$(60.9)	$(38.2)
Net loss per share, basic and diluted	$(0.63)	$(0.67)	$(0.67)	$(0.42)
______________

(1)
Certain amounts have been adjusted due to our early adoption of new share-based payment accounting guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

	Three Months Ended
	Oct. 31, 2015	Jan. 31, 2016	Apr. 30, 2016	Jul. 31, 2016
Revenue:
Product	$147.7	$169.9	$162.1	$191.1
Subscription and support	149.5	164.8	183.7	209.7
Total revenue	297.2	334.7	345.8	400.8
Cost of revenue:
Product	38.8	44.9	43.2	48.5
Subscription and support	40.4	49.3	51.7	53.2
Total cost of revenue	79.2	94.2	94.9	101.7
Total gross profit	218.0	240.5	250.9	299.1
Operating expenses:
Research and development	59.7	74.0	74.0	76.5
Sales and marketing(1)	159.5	182.4	195.9	205.4
General and administrative	30.8	34.2	33.5	39.9
Total operating expenses(1)	250.0	290.6	303.4	321.8
Operating loss(1)	(32.0)	(50.1)	(52.5)	(22.7)
Interest expense	(5.8)	(5.8)	(5.8)	(6.0)
Other income, net	2.2	2.5	1.0	2.7
Loss before income taxes(1)	(35.6)	(53.4)	(57.3)	(26.0)
Provision for income taxes(1)	4.3	3.9	6.8	5.4
Net loss(1)	$(39.9)	$(57.3)	$(64.1)	$(31.4)
Net loss per share, basic and diluted(1)	$(0.47)	$(0.66)	$(0.73)	$(0.35)
______________

(1)
Amounts have been adjusted due to our voluntary change in accounting policy for sales commissions. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies for more information.

18. Subsequent Events
Facility Exit
In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus. As a result, we expect to recognize a cease-use loss of approximately $15.4 million during the first quarter of fiscal 2018. The cease-use loss is calculated based on the remaining lease obligation for the vacated facilities, adjusted for the effects of any deferred items recognized under the leases, estimated sublease rentals that could be reasonably obtained, and related costs. The amount of the cease-use loss may vary if the timing or amount of estimated cash flows change. Refer to Note 9. Commitments and Contingencies for more information on the relocation of our corporate headquarters.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2017, and is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 7, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK D. MCLAUGHLIN	Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2017
Mark D. McLaughlin

/s/ STEFFAN C. TOMLINSON	Chief Financial Officer (Principal Accounting and Financial Officer)	September 7, 2017
Steffan C. Tomlinson

/s/ NIR ZUK	Chief Technical Officer and Director	September 7, 2017
Nir Zuk

/s/ FRANK CALDERONI	Director	September 7, 2017
Frank Calderoni

/s/ ASHEEM CHANDNA	Director	September 7, 2017
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 7, 2017
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 7, 2017
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 7, 2017
James J. Goetz

/s/ MARY PAT MCCARTHY	Director	September 7, 2017
Mary Pat McCarthy

/s/ STANLEY J. MERESMAN	Director	September 7, 2017
Stanley J. Meresman

/s/ SRIDHAR RAMASWAMY	Director	September 7, 2017
Sridhar Ramaswamy

/s/ DANIEL J. WARMENHOVEN	Director	September 7, 2017
Daniel J. Warmenhoven

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-35594	3.2	October 4, 2012

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Warrant to Purchase Stock by Juniper Networks, Inc.	8-K	001-35594	4.1	June 4, 2014

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 30, 2014.	8-K	001-35594	4.1	July 1, 2014

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-K	001-35594	10.3	September 18, 2014

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.

10.5*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.6*	Offer Letter between the Registrant and Mark D. McLaughlin, dated July 21, 2011, as amended.	S-1	333-180620	10.6	April 6, 2012

10.7*	Offer Letter between the Registrant and Steffan C. Tomlinson, dated January 17, 2012.	S-1	333-180620	10.7	April 6, 2012

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.9*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.10*	Offer Letter between the Registrant and Stanley J. Meresman, dated September 8, 2014.	8-K	001-35594	10.1	September 22, 2014

10.11*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.12*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.13*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012.	8-K	001-35594	10.1	September 20, 2012

10.14*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.15*	Offer Letter between the Registrant and Frank Calderoni, dated February 24, 2016.	8-K	001-35594	10.1	February 25, 2016

10.16*	Offer Letter between the Registrant and Mary Pat McCarthy, dated October 13, 2016.	8-K	001-35594	10.1	October 24, 2016

10.17	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.18	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.	10-K	001-35594	10.17	September 25, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.19	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

10.20	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.17	October 4, 2012

10.21**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated December 8, 2015.	8-K	001-35594	10.1	December 14, 2015

10.22	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.23	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.	10-Q	001-35594	10.1	June 3, 2014

10.24	Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.	10-Q	001-35594	10.2	June 3, 2014

10.25	Purchase Agreement, dated June 24, 2014, by and among the Registrant and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-35594	10.1	June 26, 2014

10.26	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 26, 2014

10.27	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 26, 2014

10.28	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.29	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.30	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.31	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K	001-35594	10.1	October 19, 2015

10.32	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.33	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.34	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.35	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.36	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.37	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.38	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.39	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.40	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.

10.41	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.

10.42	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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