Form 10-Q
period 2017-10-31
Palo Alto Networks Inc
filed 2017-11-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35594
PALO ALTO NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2530195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 Tannery Way Santa Clara, California 95054 (Address of principal executive office, including zip code)
(408) 753-4000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 10, 2017 was 91,888,958.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2017	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$842.6	$744.3
Short-term investments	660.6	630.7
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $0.7 at October 31, 2017 and July 31, 2017, respectively	350.8	432.1
Prepaid expenses and other current assets	185.5	169.2
Total current assets	2,039.5	1,976.3
Property and equipment, net	256.9	211.1
Long-term investments	777.4	789.3
Goodwill	238.8	238.8
Intangible assets, net	51.0	53.7
Other assets	122.9	169.1
Total assets	$3,486.5	$3,438.3
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$38.8	$35.5
Accrued compensation	74.5	117.5
Accrued and other liabilities	80.8	79.9
Deferred revenue	1,017.9	968.4
Convertible senior notes, net	531.0	—
Total current liabilities	1,743.0	1,201.3
Convertible senior notes, net	—	524.7
Long-term deferred revenue	846.6	805.1
Other long-term liabilities	192.2	147.6
Commitments and contingencies (Note 6)
Temporary equity	39.2	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2017 and July 31, 2017	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 91.9 and 91.5 shares issued and outstanding at October 31, 2017 and July 31, 2017, respectively	1,573.2	1,599.7
Accumulated other comprehensive loss	(7.0)	(3.4)
Accumulated deficit	(900.7)	(836.7)
Total stockholders’ equity	665.5	759.6
Total liabilities, temporary equity, and stockholders’ equity	$3,486.5	$3,438.3

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2017	2016
Revenue:
Product	$186.5	$163.8
Subscription and support	319.0	234.3
Total revenue	505.5	398.1
Cost of revenue:
Product	57.6	42.2
Subscription and support	83.8	59.0
Total cost of revenue	141.4	101.2
Total gross profit	364.1	296.9
Operating expenses:
Research and development	94.2	84.2
Sales and marketing	258.5	220.1
General and administrative	65.7	41.6
Total operating expenses	418.4	345.9
Operating loss	(54.3)	(49.0)
Interest expense	(6.3)	(6.0)
Other income, net	4.8	2.5
Loss before income taxes	(55.8)	(52.5)
Provision for income taxes	8.2	4.4
Net loss	$(64.0)	$(56.9)
Net loss per share, basic and diluted	$(0.70)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	90.9	89.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2017	2016
Net loss	$(64.0)	$(56.9)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on investments	(1.9)	(1.8)
Change in unrealized gains (losses) on cash flow hedges	(1.7)	(1.1)
Other comprehensive loss	(3.6)	(2.9)
Comprehensive loss	$(67.6)	$(59.8)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(64.0)	$(56.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	125.7	113.3
Depreciation and amortization	21.3	13.6
Cease-use loss related to facility exit	15.4	—
Amortization of debt discount and debt issuance costs	6.3	6.0
Amortization of investment premiums, net of accretion of purchase discounts	0.5	0.7
Changes in operating assets and liabilities:
Accounts receivable, net	81.3	2.2
Prepaid expenses and other assets	(6.4)	10.1
Accounts payable	4.2	1.8
Accrued compensation	(43.0)	(14.5)
Accrued and other liabilities	41.8	8.4
Deferred revenue	91.0	118.8
Net cash provided by operating activities	274.1	203.5
Cash flows from investing activities
Purchases of investments	(226.8)	(285.7)
Proceeds from maturities of investments	206.6	235.4
Purchases of property, equipment, and other assets	(32.2)	(20.9)
Net cash used in investing activities	(52.4)	(71.2)
Cash flows from financing activities
Repurchases of common stock	(134.1)	(50.0)
Proceeds from sales of shares through employee equity incentive plans	22.1	22.7
Payments for taxes related to net share settlement of equity awards	(11.4)	—
Net cash used in financing activities	(123.4)	(27.3)
Net increase in cash and cash equivalents	98.3	105.0
Cash and cash equivalents—beginning of period	744.3	734.4
Cash and cash equivalents—end of period	$842.6	$839.4
Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$37.8	$—

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2017. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior period amounts have been adjusted due to our early adoption of new accounting guidance related to share-based payments in our second quarter of fiscal 2017. For more information, refer to “Recently Adopted Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Recently Issued Accounting Pronouncements
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on derivatives and hedging to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. The standard is effective for us in our first quarter of fiscal 2020 and will be applied on a modified retrospective basis. Early adoption is permitted. We plan to early adopt the standard in our second quarter of fiscal 2018. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
Business Combinations - Definition of a Business
In January 2017, the FASB issued authoritative guidance clarifying the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a prospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Under the new standard, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements because our restricted cash balance has not been material.

Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a modified retrospective basis. Early adoption is permitted. We plan to adopt the standard in our first quarter of fiscal 2019. The adoption of this standard may have a material impact on our condensed consolidated financial statements, subject to any potential intra-entity transfers of assets (excluding inventory).
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of the standard will have a material impact on our condensed consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The standard is effective for us in our first quarter of fiscal 2021 and will be applied on a modified retrospective basis. Early adoption is permitted beginning our first quarter of fiscal 2020. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
Leases
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. The standard is effective for us in our first quarter of fiscal 2020 and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted. We are currently evaluating whether this standard will have a material impact on our condensed consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The standard also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”).
We will adopt the standard in our first quarter of fiscal 2019 using the full retrospective method. However, our ability to apply the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period financial statements.
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
We are also continuing to evaluate the impact the standard will have on our condensed consolidated financial statements, including reviewing the provisions of our customer contracts and identifying performance obligations under the requirements of the new standard, and comparing to our current accounting policies and practices. Although we have not yet determined whether the effect will be material, we believe the new standard will impact our accounting for revenue arrangements in the following areas:

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
2. Fair Value Measurements
We categorize assets and liabilities recorded or disclosed at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of October 31, 2017 and July 31, 2017 (in millions):

	October 31, 2017				July 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$250.1	$—	$—	$250.1	$—	$—	$—	$—
U.S. government and agency securities	—	5.0	—	5.0	—	—	—	—
Total cash equivalents	250.1	5.0	—	255.1	—	—	—	—
Short-term investments:
Corporate debt securities	—	170.3	—	170.3	—	159.4	—	159.4
U.S. government and agency securities	—	490.3	—	490.3	—	471.3	—	471.3
Total short-term investments	—	660.6	—	660.6	—	630.7	—	630.7
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.2	—	0.2	—	—	—	—
Total prepaid expenses and other current assets	—	0.2	—	0.2	—	—	—	—
Long-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Corporate debt securities	—	184.1	—	184.1	—	186.5	—	186.5
U.S. government and agency securities	—	587.9	—	587.9	—	597.4	—	597.4
Total long-term investments	—	777.4	—	777.4	—	789.3	—	789.3
Total assets measured at fair value	$250.1	$1,443.2	$—	$1,693.3	$—	$1,420.0	$—	$1,420.0

Accrued and other liabilities:
Foreign currency forward contracts	$—	$1.8	$—	$1.8	$—	$—	$—	$—
Total accrued and other liabilities	—	1.8	—	1.8	—	—	—	—
Total liabilities measured at fair value	$—	$1.8	$—	$1.8	$—	$—	$—	$—
As of October 31, 2017, we did not have any assets required to be measured at fair value on a nonrecurring basis. As of July 31, 2017, we determined that certain property and equipment related to our prior corporate headquarters were impaired. In connection with our planned relocation to our new corporate headquarters, we assessed the recoverability of certain leasehold improvements and other long-lived assets associated with our previous headquarter facilities and determined that the carrying amount of these assets exceeded their fair value of $4.2 million. The resulting impairment loss of $20.9 million was recorded as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2017. We calculated the fair value of the leasehold improvements and other long-lived assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that we could reasonably obtain over the remaining lease term and the discount rate. As of October 31, 2017 and July 31, 2017, we did not have any liabilities required to be measured at fair value on a nonrecurring basis.
Refer to Note 5. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2017 and July 31, 2017.
3. Cash Equivalents and Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of October 31, 2017 and July 31, 2017 (in millions):

	October 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$250.1	$—	$—	$250.1
U.S. government and agency securities	5.0	—	—	5.0
Total cash equivalents	$255.1	$—	$—	$255.1

Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	355.0	0.2	(0.8)	354.4
U.S. government and agency securities	1,082.2	—	(4.0)	1,078.2
Total investments	$1,442.6	$0.2	$(4.8)	$1,438.0

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	346.1	0.3	(0.5)	345.9
U.S. government and agency securities	1,071.2	0.1	(2.6)	1,068.7
Total investments	$1,422.7	$0.4	$(3.1)	$1,420.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at October 31, 2017 and July 31, 2017.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of October 31, 2017, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$917.0	$915.7
Due between one and three years	780.7	777.4
Total	$1,697.7	$1,693.1
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
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our condensed consolidated balance sheets. Gains or losses related to the effective portion of our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in our condensed consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our condensed consolidated statements of operations when the underlying hedged transaction is recognized in earnings. Any gains or losses related to the ineffective portion of our cash flow hedges are recorded immediately in other income (expense), net in our condensed consolidated statements of operations. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into other income (expense), net. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our condensed consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
As of October 31, 2017, the total notional amount of our outstanding foreign currency forward contracts was $164.4 million. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of October 31, 2017.
During the three months ended October 31, 2017, both unrealized losses recognized in AOCI related to the effective portion of our cash flow hedges and amounts reclassified into earnings were not material. Total unrealized losses in AOCI related to the effective portion of our cash flow hedges as of October 31, 2017 were also not material.
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
The sale price condition was met during the fiscal quarter ended October 31, 2017, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2018. Accordingly, the net carrying amount of the Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our condensed consolidated balance sheets as of October 31, 2017. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs. The sale price condition was not met during the fiscal quarter ended July 31, 2017. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of July 31, 2017.
The following table sets forth the components of the Notes as of October 31, 2017 and July 31, 2017 (in millions):

	October 31, 2017	July 31, 2017
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	44.0	50.3
Net carrying amount	$531.0	$524.7

Equity (including temporary equity)	$109.8	$109.8
The total estimated fair value of the Notes was $806.2 million and $747.5 million at October 31, 2017 and July 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2017 and July 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of October 31, 2017, the if-converted value of the Notes exceeded its principal amount by $185.7 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended
	October 31,
	2017	2016
Amortization of debt discount	$5.6	$5.4
Amortization of debt issuance costs	0.7	0.6
Total interest expense recognized	$6.3	$6.0

Effective interest rate of the liability component	4.8%	4.8%
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
For more information on the Notes, the Note Hedges, and the Warrants, refer to Note 8. Convertible Senior Notes included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
6. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
In May 2015 and October 2015, we entered into a total of three lease agreements for approximately 941,000 square feet of corporate office space in Santa Clara, California, which serves as our new corporate headquarters. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended beyond their expiration dates of July 2028 through July 2046. In September 2017, per the terms of the lease agreements, the landlords exercised their option to amend our lease payment schedules and eliminate our rent holiday periods, which increased our rental payments by $24.4 million, $11.8 million, and $2.0 million for fiscal 2018, 2019, and 2020, respectively. In exchange, we received an upfront cash reimbursement of $38.2 million, which we will apply against the future additional rental payments when due. As amended, rental payments under the three lease agreements are approximately $412.0 million over the lease term.
In May 2015, we also entered into a lease agreement for approximately 122,000 square feet of space in Santa Clara, California, to serve as an extension of our previous corporate headquarters. The lease contains scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended beyond the expiration date of April 2021 through July 2046. Rental payments under the lease agreement are approximately $23.1 million over the lease term.
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease terms beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus. As a result, we recognized a cease-use loss of $15.4 million as general administrative expense in our condensed consolidated statements of operations during the three months ended October 31, 2017 and a corresponding liability in our condensed consolidated balance sheets. The cease-use loss of $15.4 million was calculated as the present value of the excess of the remaining lease obligation for the vacated facilities, adjusted for the effects of any deferred items recognized under the leases and related costs, over the estimated sublease rentals that could be reasonably obtained. The amount of the cease-use loss may vary if the timing or amount of estimated cash flows change. During the three months ended October 31, 2017, $1.9 million of the cease-use liability was released through rental payments. As of October 31, 2017, the remaining balance of the cease-use liability was $13.5 million, which is expected to be paid through the end of the lease term in July 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of October 31, 2017 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2018	$46.3
2019	65.5
2020	65.8
2021	60.1
2022	56.7
2023 and thereafter	267.8
Committed gross lease payments	562.2
Less: proceeds from sublease rental	1.3
Net operating lease obligation	$560.9
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of October 31, 2017, our purchase commitments under such orders were $95.3 million, of which $2.8 million represent commitments through the year ending July 31, 2019, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2017, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
During the three months ended October 31, 2017, we repurchased and retired 0.9 million shares of our common stock under the authorization for an aggregate purchase price of $125.0 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of October 31, 2017, $455.0 million remained available for future share repurchases under the repurchase authorization.
8. Equity Award Plans
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our initial public offering (“IPO”). On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from six to 24 months. Under our 2012 ESPP, each 24-month offering period consists of four consecutive six-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period or $25,000 worth of stock for each calendar year.
Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(0.1)	$10.09
Balance—October 31, 2017	1.5	$13.30	4.0	$202.3
Options exercisable—October 31, 2017	1.5	$13.30	4.0	$202.3
Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
Our PSAs and PSUs vest over a period of four years from the date of grant. The actual number of PSAs and PSUs earned and eligible to vest are determined based on level of achievement against a pre-established billings target for the fiscal year in which the awards are granted. We recognize share-based compensation expense for our PSAs and PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.

The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.0	$163.55	6.5	$141.16	1.3	$854.1
Granted(1)	—	$—	2.1	$146.87
Vested	(0.1)	$166.03	(1.1)	$136.53
Forfeited	(0.1)	$148.54	(0.2)	$137.21
Balance—October 31, 2017	0.8	$165.04	7.3	$143.54	1.5	$1,074.4
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2017	2016
Cost of product revenue	$1.9	$1.7
Cost of subscription and support revenue	15.9	12.3
Research and development	37.5	38.0
Sales and marketing	51.2	43.8
General and administrative	19.2	17.5
Total share-based compensation	$125.7	$113.3
As of October 31, 2017, total compensation cost related to unvested share-based awards not yet recognized was $1.1 billion. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.
9. Income Taxes
Our provision for income taxes for the three months ended October 31, 2017 reflects an effective tax rate of (14.7)%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our effective tax rate differs from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance. As compared to the same period last year, our effective tax rate changed primarily due to changes in our foreign income taxed at other than U.S. rates and our valuation allowance.
Our provision for income taxes for the three months ended October 31, 2016 reflects an effective tax rate of (8.4)%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, U.S. state income taxes, and amortization of our deferred tax charges.
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2017	2016
Net loss	$(64.0)	$(56.9)
Weighted-average shares used to compute net loss per share, basic and diluted	90.9	89.8
Net loss per share, basic and diluted	$(0.70)	$(0.63)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2017	2016
RSUs and PSUs	7.3	7.7
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.5	1.8
RSAs and PSAs	0.8	1.4
ESPP shares	0.1	—
Total	20.1	21.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investments and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our plans to use the upfront cash reimbursement received from our landlords against future rental payments; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2017 to the three months ended October 31, 2016.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of October 31, 2017, including expected payment schedules.

•	Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next generation of security through our innovative platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications running on their networks and by preventing breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to maintain the visibility and control needed to protect their valued data and critical control systems while pursuing technology initiatives, like cloud and mobility, that grow their business. We believe our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone security appliances and software products.
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
For the first quarter of fiscal 2018 and 2017, total revenue was $505.5 million and $398.1 million, respectively, representing year-over-year growth of 27.0%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2017, we had more than 45,000 end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $186.5 million, or 36.9% of total revenue, for the first quarter of fiscal 2018, representing year-over-year growth of 13.9%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $319.0 million, or 63.1% of total revenue, for the first quarter of fiscal 2018, representing year-over-year growth of 36.2%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across fixed and mobile devices. When end-customers purchase an appliance, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with our firewall appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in and extend our platform, and in September 2017, we released two new cloud-based subscription offerings: our GlobalProtect cloud service subscription, which provides our Next Generation Security Platform as a cloud-based service for remote offices and mobile users; and our Logging Service subscription, which functions as the central cloud-based repository for application data and logs generated by our security offerings, including those of our firewalls and GlobalProtect cloud service subscription, and allows end-customers to collect data without needing to plan for local processing power and storage.
We plan to continue our investment in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example, in June 2017, we announced the next phase in the evolution of our Next-Generation Security Platform: our Palo Alto Networks Application Framework. Our cloud-based Application Framework will introduce a new SaaS consumption model under which our end-customers will be able to rapidly implement cloud-based security applications developed by us, third-party developers, or other security vendors, without having to deploy or manage additional products. We expect our Application Framework to become generally available in the first half of calendar year 2018, with continuous and ongoing introduction of new security applications.
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
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.” Certain prior period amounts in the tables and discussion that follow have been adjusted due to our early adoption of new share-based payment accounting guidance in our second quarter of fiscal 2017. For more information, refer to “Recently Adopted Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

	October 31, 2017	July 31, 2017
	(in millions)
Total deferred revenue	$1,864.5	$1,773.5
Cash, cash equivalents, and investments	$2,280.6	$2,164.3

	Three Months Ended October 31,
	2017	2016
	(dollars in millions)
Total revenue	$505.5	$398.1
Total revenue year-over-year percentage increase	27.0%	34.0%
Gross margin	72.0%	74.6%
Operating loss	$(54.3)	$(49.0)
Operating margin	(10.7)%	(12.3)%
Billings	$596.5	$516.9
Billings year-over-year percentage increase	15.4%	33.2%
Cash flow provided by operating activities	$274.1	$203.5
Free cash flow (non-GAAP)	$241.9	$182.6

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

	Three Months Ended October 31,
	2017	2016
	(in millions)
Billings:
Total revenue	$505.5	$398.1
Add: change in total deferred revenue, net of acquired deferred revenue	91.0	118.8
Billings	$596.5	$516.9

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

	Three Months Ended October 31,
	2017	2016
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$274.1	$203.5
Less: purchases of property, equipment, and other assets	32.2	20.9
Free cash flow (non-GAAP)	$241.9	$182.6
Net cash used in investing activities	$(52.4)	$(71.2)
Net cash used in financing activities	$(123.4)	$(27.3)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$186.5	36.9%	$163.8	41.1%
Subscription and support	319.0	63.1%	234.3	58.9%
Total revenue	505.5	100.0%	398.1	100.0%
Cost of revenue:
Product	57.6	11.4%	42.2	10.6%
Subscription and support	83.8	16.6%	59.0	14.8%
Total cost of revenue(1)	141.4	28.0%	101.2	25.4%
Total gross profit	364.1	72.0%	296.9	74.6%
Operating expenses:
Research and development	94.2	18.6%	84.2	21.2%
Sales and marketing	258.5	51.1%	220.1	55.3%
General and administrative	65.7	13.0%	41.6	10.4%
Total operating expenses(1)	418.4	82.7%	345.9	86.9%
Operating loss	(54.3)	(10.7)%	(49.0)	(12.3)%
Interest expense	(6.3)	(1.2)%	(6.0)	(1.5)%
Other income, net	4.8	0.9%	2.5	0.6%
Loss before income taxes	(55.8)	(11.0)%	(52.5)	(13.2)%
Provision for income taxes	8.2	1.7%	4.4	1.1%
Net loss	$(64.0)	(12.7)%	$(56.9)	(14.3)%
______________

(1)	Includes share-based compensation as follows:

	Three Months Ended October 31,
	2017	2016
Cost of product revenue	$1.9	$1.7
Cost of subscription and support revenue	15.9	12.3
Research and development	37.5	38.0
Sales and marketing	51.2	43.8
General and administrative	19.2	17.5
Total share-based compensation	$125.7	$113.3

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

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Product	$186.5	$163.8	$22.7	13.9%
Product revenue increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily driven by demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$169.3	$121.2	$48.1	39.7%
Support	149.7	113.1	36.6	32.4%
Total subscription and support	$319.0	$234.3	$84.7	36.2%
Subscription and support revenue increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$351.3	$280.2	$71.1	25.4%
EMEA	95.4	70.7	24.7	34.9%
APAC	58.8	47.2	11.6	24.6%
Total revenue	$505.5	$398.1	$107.4	27.0%

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$57.6	$42.2	$15.4	36.5%
Number of employees at period end	98	92	6	6.5%
Cost of product revenue increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to higher product costs related to our newly introduced appliances.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, customer support costs, third-party professional services costs, data center and hosting costs, amortization of acquired intangible assets, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$83.8	$59.0	$24.8	42.0%
Number of employees at period end	778	575	203	35.3%
Cost of subscription and support revenue increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, driven by an increase in personnel costs, which grew $12.5 million to $47.1 million for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase in personnel costs was primarily due to headcount growth. The remaining increase was primarily due to costs to expand our customer service capabilities and infrastructure, customer support costs, and allocated costs. The increase in allocated costs was primarily due to our expansion of facilities to support the growth of our business.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, the average sales price of our products, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. For sales of our subscription and support offerings, our subscription offerings typically have higher gross margins than our support offerings. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended October 31,
	2017		2016
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$128.9	69.1%	$121.6	74.2%
Subscription and support	235.2	73.7%	175.3	74.8%
Total gross profit	$364.1	72.0%	$296.9	74.6%
Product gross margin decreased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, driven by higher product costs related to our newly introduced appliances, which will have lower product margins.
Subscription and support gross margin decreased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to higher costs related to the expansion of our infrastructure to support the adoption of our cloud-based subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2017, we expect to recognize approximately $1.1 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$94.2	$84.2	$10.0	11.9%
Number of employees at period end	787	648	139	21.5%
Research and development expense increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to an increase in personnel costs, which grew $5.8 million to $77.7 million, largely due to headcount growth, and allocated costs due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$258.5	$220.1	$38.4	17.4%
Number of employees at period end	2,466	2,181	285	13.1%
Sales and marketing expense increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to an increase in personnel costs, which grew $31.8 million to $196.9 million, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.
General and Administrative
General and administrative expense consists primarily of personnel costs for our executive, finance, human resources, legal, and information technology organizations, professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs, and certain non-recurring general expenses. Certain facilities, depreciation, benefits, recruiting, and information technology costs are allocated to other organizations based on headcount. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, and insurance, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$65.7	$41.6	$24.1	57.9%
Number of employees at period end	578	464	114	24.6%
General and administrative expense increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to a loss of $15.4 million recognized on the lease of our previous headquarter facilities in August 2017, when we officially ceased use of such facilities. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our cease-use loss. The remaining increase was primarily driven by an increase in personnel costs, which grew $3.9 million to $34.9 million for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, due to headcount growth, and an increase in allocated costs due to our expansion of facilities to support the growth of our business.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, U.S. state income taxes, and amortization of our deferred tax charges. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits.

	Three Months Ended October 31,		Change
	2017	2016	Amount	%
	(dollars in millions)
Provision for income taxes	$8.2	$4.4	$3.8	86.4%
Effective tax rate	(14.7)%	(8.4)%
We recorded an income tax provision for the three months ended October 31, 2017, due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes increased for the three months ended October 31, 2017 compared to the three months ended October 31, 2016, primarily due to an increase in amortization of our deferred tax charges from intercompany transactions and an increase in foreign taxes due to growth in non-U.S. operations.

Liquidity and Capital Resources

	October 31, 2017	July 31, 2017
	(in millions)
Working capital(1)	$296.5	$775.0
Cash, cash equivalents, and investments:
Cash and cash equivalents	$842.6	$744.3
Investments	1,438.0	1,420.0
Total cash, cash equivalents, and investments	$2,280.6	$2,164.3
______________

(1)
The net carrying amount of the 0.0% Convertible Senior Notes due 2019 (the “Notes”) was classified in current liabilities in our condensed consolidated balance sheets as of October 31, 2017. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At October 31, 2017, our total cash, cash equivalents, and investments of $2.3 billion were held for general corporate purposes, of which approximately $296.4 million was held outside of the United States. As of October 31, 2017, we had no unremitted earnings when evaluating our outside basis differences relating to our investment in foreign subsidiaries; accordingly, there is no restriction on the use of these funds.
As of October 31, 2017, all of the Notes remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. During the fiscal quarter ended October 31, 2017, one of the early conversion conditions was met, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2018. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of October 31, 2017, $455.0 million remained available for future share repurchases under the repurchase authorization. Refer to Note 7. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.
The following table summarizes our cash flows for the three months ended October 31, 2017 and 2016:

	Three Months Ended October 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$274.1	$203.5
Net cash used in investing activities	(52.4)	(71.2)
Net cash used in financing activities	(123.4)	(27.3)
Net increase in cash and cash equivalents	$98.3	$105.0
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
Cash provided by operating activities during the three months ended October 31, 2017 was $274.1 million, an increase of $70.6 million compared to the three months ended October 31, 2016. The increase was due to growth of our business, as reflected by increases in billings and collections on accounts receivable, and the receipt of an upfront cash reimbursement of $38.2 million related to certain of our lease agreements during the three months ended October 31, 2017. The upfront cash reimbursement was received from our landlords in connection with the amendment of our lease agreements and will be applied against rental payments due in fiscal years 2018 through 2020. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2017 was $52.4 million, a decrease of $18.8 million compared to the three months ended October 31, 2016, due to lower net purchases of available-for-sale investments, partially offset by increased investment in facilities to support the growth of our business during the three months ended October 31, 2017.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the three months ended October 31, 2017 was $123.4 million, an increase of $96.1 million compared to the three months ended October 31, 2016, primarily due to an increase in repurchases of our common stock and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during the three months ended October 31, 2017.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of October 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$575.0	$—	$575.0	$—	$—
Operating lease obligations(2)	562.2	63.1	129.7	115.7	253.7
Purchase obligations(3)	95.3	92.5	2.8	—	—
Total(4)	$1,232.5	$155.6	$707.5	$115.7	$253.7
______________

(1)
As of October 31, 2017, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2018. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $1.3 million, which will be received in less than one year. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of October 31, 2017, we had approximately $65.3 million of tax liabilities recorded related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements
As of October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recent Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk have not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2017 to the end of the first quarter of fiscal 2018, our headcount increased from 4,562 to 4,707 employees, and our number of end-customers increased from more than 42,500 to more than 45,000. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•
political, economic and social instability, such as those caused by the upcoming elections in Europe, the referendum on June 23, 2016 in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”), which is commonly referred to as “Brexit,” continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of “Brexit,” uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, all of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 27.0% and 34.0% in the first quarter of fiscal 2018 and fiscal 2017, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $900.7 million at October 31, 2017. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

•	seasonal reductions in business activity during August in the United States, Europe and certain other regions, which potentially results in a negative impact on our first fiscal quarter revenue; and

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 63.1% of total revenue in the first quarter of fiscal 2018 and 58.9% of total revenue in the first quarter of fiscal 2017. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
Our classifications of application type, virus, spyware, vulnerability exploits, data, or uniform resource locator (“URL”) categories may falsely detect applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products and subscriptions, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and subscriptions and may therefore adversely impact market acceptance of our products and subscriptions. If our products and subscriptions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
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
We depend on manufacturing partners, primarily a subsidiary of Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are primarily manufactured by our manufacturing partners at facilities located in the United States. Over time, we intend to decrease the portion of our products that are manufactured outside the United States. The remaining portion of our products that are manufactured outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to manufacturing or logistics disruption resulting from import delays or the imposition of increased tariffs on our manufacturing partners which could severely impair our ability to fulfill orders.
In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to diligence, disclose, and report whether or not our products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. Although the SEC has provided guidance with respect to a portion of the conflict minerals filing requirements that may somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter end-customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such end-customers may choose not to purchase our products.
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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, as a result of “Brexit,” it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U.; however, the full effects of Brexit are uncertain and will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, operating results and financial condition could be adversely affected by Brexit is uncertain.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2017, the total notional amount of our outstanding foreign currency forward contracts was $164.4 million. Refer to Note 4. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the first quarter of fiscal 2018, two distributors represented 56.3% of our total revenue, and as of October 31, 2017, four distributors represented 75.8% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products and subscriptions to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products and subscriptions may be impacted by public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and subscriptions. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products and subscriptions to the U.S. government.
Our ability to sell our products and subscriptions is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and subscriptions, our sales, and our operating results.
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products, and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. As a result, our ability, and the ability of our channel partners to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and subscriptions will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our failure or our channel partners’ failure to provide and maintain high-quality support services could have a material adverse effect on our business, financial condition, and operating results.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., and in February 2017 we acquired LightCyber Ltd. (“LightCyber”). Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful and timely manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued the Notes and any conversion of some or all of the Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.” Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through November 10, 2017. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In connection with the sale of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with certain counterparties. We also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “Warrants”) for the purchase of our common stock. The Note Hedges are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of any converted Notes. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the Warrants unless, subject to certain conditions, we elect to cash settle the Warrants.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended October 31, 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2017 to August 31, 2017(2)	—	$130.27	—	$580.0
September 1, 2017 to September 30, 2017(3)	0.4	$141.97	0.4	$529.3
October 1, 2017 to October 31, 2017(2)(3)	0.5	$147.58	0.5	$455.0
Total	0.9	$144.66	0.9
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

(2)
Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)	Includes repurchases under our share repurchase program, for which the average price paid per share excludes costs associated with the repurchases.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-K	001-35594	10.4	September 7, 2017

10.2*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.

10.3*	Clawback Policy, adopted as of August 29, 2017.

10.4*	Offer Letter between the Registrant and Sridhar Ramaswamy, dated August 29, 2017.	8-K	001-35594	10.1	August 31, 2017

10.5	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.

10.6	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.

10.7	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 20, 2017

PALO ALTO NETWORKS, INC.
By:	/s/ STEFFAN C. TOMLINSON
Steffan C. Tomlinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)