Form 10-Q
period 2018-01-31
Palo Alto Networks Inc
filed 2018-02-27
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 15, 2018 was 91,848,283.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$915.0	$744.3
Short-term investments	720.7	630.7
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $0.7 at January 31, 2018 and July 31, 2017, respectively	365.1	432.1
Prepaid expenses and other current assets	209.4	169.2
Total current assets	2,210.2	1,976.3
Property and equipment, net	264.7	211.1
Long-term investments	722.3	789.3
Goodwill	238.8	238.8
Intangible assets, net	48.3	53.7
Other assets	143.2	169.1
Total assets	$3,627.5	$3,438.3
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$33.4	$35.5
Accrued compensation	113.2	117.5
Accrued and other liabilities	83.6	79.9
Deferred revenue	1,088.8	968.4
Convertible senior notes, net	537.4	—
Total current liabilities	1,856.4	1,201.3
Convertible senior notes, net	—	524.7
Long-term deferred revenue	907.9	805.1
Other long-term liabilities	196.6	147.6
Commitments and contingencies (Note 6)
Temporary equity	33.5	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2018 and July 31, 2017	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 91.8 and 91.5 shares issued and outstanding at January 31, 2018 and July 31, 2017, respectively	1,575.9	1,599.7
Accumulated other comprehensive loss	(7.2)	(3.4)
Accumulated deficit	(935.6)	(836.7)
Total stockholders’ equity	633.1	759.6
Total liabilities, temporary equity, and stockholders’ equity	$3,627.5	$3,438.3

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Revenue:
Product	$202.2	$168.8	$388.7	$332.6
Subscription and support	340.2	253.8	659.2	488.1
Total revenue	542.4	422.6	1,047.9	820.7
Cost of revenue:
Product	63.9	45.8	121.5	88.0
Subscription and support	95.4	67.4	179.2	126.4
Total cost of revenue	159.3	113.2	300.7	214.4
Total gross profit	383.1	309.4	747.2	606.3
Operating expenses:
Research and development	96.6	89.9	190.8	174.1
Sales and marketing	265.0	226.7	523.5	446.8
General and administrative	53.3	47.2	119.0	88.8
Total operating expenses	414.9	363.8	833.3	709.7
Operating loss	(31.8)	(54.4)	(86.1)	(103.4)
Interest expense	(6.4)	(6.1)	(12.7)	(12.1)
Other income, net	4.9	2.7	9.7	5.2
Loss before income taxes	(33.3)	(57.8)	(89.1)	(110.3)
Provision for income taxes	1.6	2.8	9.8	7.2
Net loss	$(34.9)	$(60.6)	$(98.9)	$(117.5)
Net loss per share, basic and diluted	$(0.38)	$(0.67)	$(1.09)	$(1.30)
Weighted-average shares used to compute net loss per share, basic and diluted	91.1	90.7	91.0	90.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net loss	$(34.9)	$(60.6)	$(98.9)	$(117.5)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on investments	(5.3)	(2.9)	(7.2)	(4.7)
Change in unrealized gains (losses) on cash flow hedges	5.1	(0.3)	3.4	(1.4)
Other comprehensive loss	(0.2)	(3.2)	(3.8)	(6.1)
Comprehensive loss	$(35.1)	$(63.8)	$(102.7)	$(123.6)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2018	2017
Cash flows from operating activities
Net loss	$(98.9)	$(117.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	256.5	240.6
Depreciation and amortization	43.4	28.0
Cease-use loss related to facility exit	16.7	—
Amortization of debt discount and debt issuance costs	12.7	12.1
Amortization of investment premiums, net of accretion of purchase discounts	0.6	1.4
Changes in operating assets and liabilities:
Accounts receivable, net	67.0	(37.3)
Prepaid expenses and other assets	(39.0)	(3.8)
Accounts payable	(6.4)	0.2
Accrued compensation	(4.3)	5.3
Accrued and other liabilities	46.3	31.0
Deferred revenue	223.2	257.8
Net cash provided by operating activities	517.8	417.8
Cash flows from investing activities
Purchases of investments	(372.5)	(562.7)
Proceeds from maturities of investments	341.8	384.0
Purchases of property, equipment, and other assets	(57.8)	(65.6)
Net cash used in investing activities	(88.5)	(244.3)
Cash flows from financing activities
Repurchases of common stock	(259.1)	(170.1)
Proceeds from sales of shares through employee equity incentive plans	23.4	23.6
Payments for taxes related to net share settlement of equity awards	(22.9)	—
Net cash used in financing activities	(258.6)	(146.5)
Net increase in cash and cash equivalents	170.7	27.0
Cash and cash equivalents—beginning of period	744.3	734.4
Cash and cash equivalents—end of period	$915.0	$761.4
Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$37.8	$—

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
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Recently Adopted Accounting Pronouncements
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on derivatives and hedging to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, and the presentation of hedge results. We early adopted the standard in our second quarter of fiscal 2018 on a modified retrospective basis. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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

Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a modified retrospective basis. Early adoption is permitted. We plan to adopt the standard in our first quarter of fiscal 2019. The adoption of this standard may have a material impact on our condensed consolidated financial statements, subject to any potential intra-entity transfers of assets (excluding inventory) and additional guidance and interpretations issued by U.S. regulatory and standard-setting bodies related to the Tax Cuts and Jobs Act (“TCJA”) enacted into law on December 22, 2017. Refer to Note 9. Income Taxes for more information on the TCJA.
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
We will adopt the standard in our first quarter of fiscal 2019 using the full retrospective method. However, our ability to apply the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior-period financial statements.
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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of January 31, 2018 and July 31, 2017 (in millions):

	January 31, 2018				July 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$325.7	$—	$—	$325.7	$—	$—	$—	$—
U.S. government and agency securities	—	3.5	—	3.5	—	—	—	—
Total cash equivalents	325.7	3.5	—	329.2	—	—	—	—
Short-term investments:
Certificates of deposit	—	5.4	—	5.4	—	—	—	—
Corporate debt securities	—	183.3	—	183.3	—	159.4	—	159.4
U.S. government and agency securities	—	532.0	—	532.0	—	471.3	—	471.3
Total short-term investments	—	720.7	—	720.7	—	630.7	—	630.7
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	4.7	—	4.7	—	—	—	—
Total prepaid expenses and other current assets	—	4.7	—	4.7	—	—	—	—
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.4	—	5.4
Corporate debt securities	—	166.8	—	166.8	—	186.5	—	186.5
U.S. government and agency securities	—	555.5	—	555.5	—	597.4	—	597.4
Total long-term investments	—	722.3	—	722.3	—	789.3	—	789.3
Total assets measured at fair value	$325.7	$1,451.2	$—	$1,776.9	$—	$1,420.0	$—	$1,420.0

Accrued and other liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Total accrued and other liabilities	—	0.1	—	0.1	—	—	—	—
Total liabilities measured at fair value	$—	$0.1	$—	$0.1	$—	$—	$—	$—

As of January 31, 2018, we did not have any assets required to be measured at fair value on a nonrecurring basis. As of July 31, 2017, we determined that certain property and equipment related to our prior corporate headquarters were impaired. In connection with our planned relocation to our new corporate headquarters, we assessed the recoverability of certain leasehold improvements and other long-lived assets associated with our previous headquarter facilities and determined that the carrying amount of these assets exceeded their fair value of $4.2 million. The resulting impairment loss of $20.9 million was recorded as general and administrative expense in our consolidated statements of operations during the fiscal year ended July 31, 2017. We calculated the fair value of the leasehold improvements and other long-lived assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that we could reasonably obtain over the remaining lease term and the discount rate. We did not have any liabilities required to be measured at fair value on a nonrecurring basis as of January 31, 2018 and July 31, 2017.
Refer to Note 5. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2018 and July 31, 2017.
3. Cash Equivalents and Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of January 31, 2018 and July 31, 2017 (in millions):

	January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$325.7	$—	$—	$325.7
U.S. government and agency securities	3.5	—	—	3.5
Total cash equivalents	$329.2	$—	$—	$329.2

Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	352.1	0.1	(2.1)	350.1
U.S. government and agency securities	1,095.4	—	(7.9)	1,087.5
Total investments	$1,452.9	$0.1	$(10.0)	$1,443.0

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	346.1	0.3	(0.5)	345.9
U.S. government and agency securities	1,071.2	0.1	(2.6)	1,068.7
Total investments	$1,422.7	$0.4	$(3.1)	$1,420.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at January 31, 2018 and July 31, 2017.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of January 31, 2018, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,052.1	$1,049.9
Due between one and three years	730.0	722.3
Total	$1,782.1	$1,772.2

4. Derivative Instruments
As a global business, we are exposed to currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 13 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with these expenditures.
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
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our condensed consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in our condensed consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our condensed consolidated statements of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into the financial statement line item associated with the underlying hedged transaction in our condensed consolidated statements of operations. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net in our condensed consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our condensed consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
As of January 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $149.4 million. We did not have any forward contracts outstanding as of July 31, 2017. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of January 31, 2018.
During the three and six months ended January 31, 2018 and 2017, both unrealized gains (losses) recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Total unrealized gains (losses) in AOCI related to our cash flow hedges as of January 31, 2018 and 2017 were not material.
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
On or after January 1, 2019, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, holders will receive cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the Notes being converted. As of January 31, 2018, all of the Notes remained outstanding.

The sale price condition was met during the fiscal quarter ended January 31, 2018, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2018. Accordingly, the net carrying amount of the Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our condensed consolidated balance sheets as of January 31, 2018. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs. The sale price condition was not met during the fiscal quarter ended July 31, 2017. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of July 31, 2017.
The following table sets forth the components of the Notes as of January 31, 2018 and July 31, 2017 (in millions):

	January 31, 2018	July 31, 2017
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	37.6	50.3
Net carrying amount	$537.4	$524.7

Equity (including temporary equity)	$109.8	$109.8
The total estimated fair value of the Notes was $839.6 million and $747.5 million at January 31, 2018 and July 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2018 and July 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of January 31, 2018, the if-converted value of the Notes exceeded its principal amount by $218.2 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Amortization of debt discount	$5.8	$5.5	$11.4	$10.9
Amortization of debt issuance costs	0.6	0.6	1.3	1.2
Total interest expense recognized	$6.4	$6.1	$12.7	$12.1

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%
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
In May 2015 and October 2015, we entered into a total of three lease agreements for approximately 941,000 square feet of corporate office space in Santa Clara, California, which serves as our new corporate headquarters. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended beyond their expiration dates of July 2028 through July 2046. In September 2017, per the terms of the lease agreements, the landlords exercised their option to amend our lease payment schedules and eliminate our rent holiday periods, which increased our rental payments by $24.4 million, $11.8 million, and $2.0 million for fiscal 2018, 2019, and 2020, respectively. In exchange, we received an upfront cash reimbursement of $38.2 million during the three months ended October 31, 2017, which we will apply against the future additional rental payments when due. As amended, rental payments under the three lease agreements are approximately $412.0 million over the lease terms.
In May 2015, we also entered into a lease agreement for approximately 122,000 square feet of space in Santa Clara, California, to serve as an extension of our previous corporate headquarters. The lease contains scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended beyond the expiration date of April 2021 through July 2046. Rental payments under the lease agreement are approximately $23.1 million over the lease term. In December 2017, we entered into an agreement to sublease this office space for the remaining lease term. Proceeds from this sublease will be approximately $16.3 million over the sublease term.
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease terms beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $15.4 million as general administrative expense in our condensed consolidated statements of operations during the three months ended October 31, 2017, and a corresponding liability in our condensed consolidated balance sheets. The cease-use loss of $15.4 million was calculated as the present value of the excess of the remaining lease obligation for the vacated facilities, adjusted for the effects of any deferred items recognized under the leases and related costs, over the estimated sublease rentals that could be reasonably obtained. The amount of the cease-use loss may vary if the timing or amount of estimated cash flows change. During the three and six months ended January 31, 2018, we released $2.7 million and $4.6 million, respectively, of the cease-use liability through rental payments. As of January 31, 2018, the remaining balance of the cease-use liability was $10.8 million, which is expected to be paid through the end of the lease term in July 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of January 31, 2018 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2018	$32.1
2019	65.8
2020	66.1
2021	60.2
2022	56.8
2023 and thereafter	267.9
Committed gross lease payments	548.9
Less: proceeds from sublease rentals	15.4
Net operating lease obligation	$533.5
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of January 31, 2018, our purchase commitments under such orders were $121.5 million, excluding obligations under contracts that we can cancel without a significant penalty.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2018, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
7. Stockholders’ Equity
Share Repurchase
In August 2016, our board of directors authorized a $500.0 million share repurchase that is funded from available working capital. In February 2017, our board of directors authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time.
During the three and six months ended January 31, 2018, we repurchased and retired 0.9 million and 1.7 million shares, respectively, of our common stock under the authorization for an aggregate purchase price of $125.0 million and $250.0 million, respectively, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of January 31, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization.
8. Equity Award Plans
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our initial public offering (“IPO”). On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from six to 24 months. Under our 2012 ESPP, each 24-month offering period consists of four consecutive six-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year.

Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(0.2)	$11.11
Balance—January 31, 2018	1.4	$13.41	3.8	$201.5
Options exercisable—January 31, 2018	1.4	$13.41	3.8	$201.5
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
The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.0	$163.55	6.5	$141.16	1.3	$854.1
Granted(1)	—	$—	2.4	$146.94
Vested	(0.2)	$167.69	(1.9)	$136.33
Forfeited	(0.2)	$156.56	(0.4)	$142.34
Balance—January 31, 2018	0.6	$164.01	6.6	$144.59	1.5	$1,040.7
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Cost of product revenue	$1.9	$2.0	$3.8	$3.7
Cost of subscription and support revenue	19.9	15.0	35.8	27.3
Research and development	35.5	41.3	73.0	79.3
Sales and marketing	53.3	49.7	104.5	93.5
General and administrative	20.2	19.3	39.4	36.8
Total share-based compensation	$130.8	$127.3	$256.5	$240.6
As of January 31, 2018, total compensation cost related to unvested share-based awards not yet recognized was $976.2 million. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years.
9. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2018 reflects an effective tax rate of (4.8)% and (11.0)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consist of foreign income taxes, withholding taxes, amortization of our deferred tax charges, and a one-time tax benefit during the three months ended January 31, 2018, resulting from new tax legislation enacted during the period. Our effective tax rate differs from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
Our provision for income taxes for the three and six months ended January 31, 2017 reflects an effective tax rate of (4.8)% and (6.5)%, respectively. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, and amortization of our deferred tax charges.
On December 22, 2017, the TCJA was enacted into law. The TCJA provides for significant tax law changes and modifications including, but not limited to, the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% as of January 1, 2018, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us during the three months ended January 31, 2018, while other provisions will impact us beginning in our fiscal year ending July 31, 2019.
As a result of the TCJA, we recorded a one-time provisional benefit of $6.2 million for the three months ended January 31, 2018, relating to alternative minimum tax credits that will be refundable if not utilized. We expect adjustments to our deferred tax assets resulting from the TCJA to be offset by a corresponding adjustment to our valuation allowance. We have not recorded any amounts relating to the transition tax because we had no unremitted earnings as of the measurement date, based on our current estimate.
Accounting standards require companies to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued guidance which will allow companies to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. In accordance with the guidance, we have determined the amounts recorded and positions taken, as discussed, are provisional as of January 31, 2018. The final impact of the TCJA recorded by us may differ from the provisional amounts due to a number of uncertainties and factors, including information not available until the close of our fiscal year ending July 31, 2018, the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting.
In addition to the previously discussed impacts on our fiscal year ending January 31, 2018, the TCJA also establishes new tax laws that will be effective beginning with our fiscal year ending July 31, 2019, including a provision for low-taxed income of foreign subsidiaries. Due to its complexity, we are continuing to evaluate this provision of the TCJA. Based on recent FASB deliberations, we will be allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (ii) factor such amounts into our measurement of deferred taxes. Our selection of accounting policy will depend, in part, on analyzing our facts and circumstances to determine the expected impact under each method.

10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net loss	$(34.9)	$(60.6)	$(98.9)	$(117.5)
Weighted-average shares used to compute net loss per share, basic and diluted	91.1	90.7	91.0	90.2
Net loss per share, basic and diluted	$(0.38)	$(0.67)	$(1.09)	$(1.30)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2018	2017
RSUs and PSUs	6.6	6.7
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.4	1.7
RSAs and PSAs	0.6	1.2
ESPP shares	0.2	0.1
Total	19.2	20.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, including our ongoing assessment of the impact of the TCJA and any future adjustments, investment plans and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our plans to use the upfront cash reimbursement received from our landlords against future rental payments; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2018 to the three and six months ended January 31, 2017.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of January 31, 2018, including expected payment schedules.

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
For the second quarter of fiscal 2018 and 2017, total revenue was $542.4 million and $422.6 million, respectively, representing year-over-year growth of 28.3%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2018, we had approximately 48,000 end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $202.2 million, or 37.3% of total revenue, for the second quarter of fiscal 2018, representing year-over-year growth of 19.8%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $340.2 million, or 62.7% of total revenue, for the second quarter of fiscal 2018, representing year-over-year growth of 34.0%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue our investment in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. We introduced several new offerings during the first two quarters of fiscal 2018, including: the release of our GlobalProtect cloud service subscription, which provides our Next-Generation Security Platform as a cloud-based service for remote offices and mobile users; the release of our Logging Service subscription, which functions as the central cloud-based repository for application data and logs generated by our security offerings, including those of our firewalls and GlobalProtect cloud service subscription, and allows end-customers to collect data without needing to plan for local processing power and storage; and the launch of Magnifier, a cloud-based subscription that enables organizations to identify and prevent behavior-based threats by applying machine learning to rich network, endpoint, and cloud data. In addition, in February 2018, we introduced PAN-OS 8.1, with over 60 new features, and several new models of appliances, including the PA-3200 series with three models. The new hardware appliances increase SSL decryption throughput, bring higher performance and capacity for securing large data centers, and provide additional capabilities for managing large firewall deployments. We also recently announced expanded capabilities of our platform with extended protections to the Google Cloud Platform in addition to enhanced capabilities for AWS and Azure environments to enable customers to easily integrate with their cloud infrastructure and workloads in multi-cloud environments.
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

	January 31, 2018	July 31, 2017
	(in millions)
Total deferred revenue	$1,996.7	$1,773.5
Cash, cash equivalents, and investments	$2,358.0	$2,164.3

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(dollars in millions)
Total revenue	$542.4	$422.6	$1,047.9	$820.7
Total revenue year-over-year percentage increase	28.3%	26.3%	27.7%	29.9%
Gross margin	70.6%	73.2%	71.3%	73.9%
Operating loss	$(31.8)	$(54.4)	$(86.1)	$(103.4)
Operating margin	(5.9)%	(12.9)%	(8.2)%	(12.6)%
Billings	$674.6	$561.6	$1,271.1	$1,078.5
Billings year-over-year percentage increase	20.1%	22.4%	17.9%	27.3%
Cash flow provided by operating activities			$517.8	$417.8
Free cash flow (non-GAAP)			$460.0	$352.2

•
Deferred Revenue. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

•
Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other revenue recognition criteria have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in millions)
Billings:
Total revenue	$542.4	$422.6	$1,047.9	$820.7
Add: change in total deferred revenue, net of acquired deferred revenue	132.2	139.0	223.2	257.8
Billings	$674.6	$561.6	$1,271.1	$1,078.5

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

	Six Months Ended January 31,
	2018	2017
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$517.8	$417.8
Less: purchases of property, equipment, and other assets	57.8	65.6
Free cash flow (non-GAAP)	$460.0	$352.2
Net cash used in investing activities	$(88.5)	$(244.3)
Net cash used in financing activities	$(258.6)	$(146.5)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2018		2017		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$202.2	37.3%	$168.8	39.9%	$388.7	37.1%	$332.6	40.5%
Subscription and support	340.2	62.7%	253.8	60.1%	659.2	62.9%	488.1	59.5%
Total revenue	542.4	100.0%	422.6	100.0%	1,047.9	100.0%	820.7	100.0%
Cost of revenue:
Product	63.9	11.8%	45.8	10.8%	121.5	11.6%	88.0	10.7%
Subscription and support	95.4	17.6%	67.4	16.0%	179.2	17.1%	126.4	15.4%
Total cost of revenue(1)	159.3	29.4%	113.2	26.8%	300.7	28.7%	214.4	26.1%
Total gross profit	383.1	70.6%	309.4	73.2%	747.2	71.3%	606.3	73.9%
Operating expenses:
Research and development	96.6	17.8%	89.9	21.3%	190.8	18.2%	174.1	21.2%
Sales and marketing	265.0	48.9%	226.7	53.6%	523.5	49.9%	446.8	54.4%
General and administrative	53.3	9.8%	47.2	11.2%	119.0	11.4%	88.8	10.9%
Total operating expenses(1)	414.9	76.5%	363.8	86.1%	833.3	79.5%	709.7	86.5%
Operating loss	(31.8)	(5.9)%	(54.4)	(12.9)%	(86.1)	(8.2)%	(103.4)	(12.6)%
Interest expense	(6.4)	(1.2)%	(6.1)	(1.4)%	(12.7)	(1.2)%	(12.1)	(1.5)%
Other income, net	4.9	1.0%	2.7	0.6%	9.7	0.9%	5.2	0.7%
Loss before income taxes	(33.3)	(6.1)%	(57.8)	(13.7)%	(89.1)	(8.5)%	(110.3)	(13.4)%
Provision for income taxes	1.6	0.3%	2.8	0.6%	9.8	0.9%	7.2	0.9%
Net loss	$(34.9)	(6.4)%	$(60.6)	(14.3)%	$(98.9)	(9.4)%	$(117.5)	(14.3)%
______________

(1)	Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Cost of product revenue	$1.9	$2.0	$3.8	$3.7
Cost of subscription and support revenue	19.9	15.0	35.8	27.3
Research and development	35.5	41.3	73.0	79.3
Sales and marketing	53.3	49.7	104.5	93.5
General and administrative	20.2	19.3	39.4	36.8
Total share-based compensation	$130.8	$127.3	$256.5	$240.6

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$202.2	$168.8	$33.4	19.8%	$388.7	$332.6	$56.1	16.9%
Product revenue increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was primarily driven by demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$183.3	$134.3	$49.0	36.5%	$352.6	$255.5	$97.1	38.0%
Support	156.9	119.5	37.4	31.3%	306.6	232.6	74.0	31.8%
Total subscription and support	$340.2	$253.8	$86.4	34.0%	$659.2	$488.1	$171.1	35.1%
Subscription and support revenue increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$371.3	$295.0	$76.3	25.9%	$722.6	$575.2	$147.4	25.6%
EMEA	106.3	78.8	27.5	34.9%	201.7	149.5	52.2	34.9%
APAC	64.8	48.8	16.0	32.8%	123.6	96.0	27.6	28.8%
Total revenue	$542.4	$422.6	$119.8	28.3%	$1,047.9	$820.7	$227.2	27.7%

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$63.9	$45.8	$18.1	39.5%	$121.5	$88.0	$33.5	38.1%
Number of employees at period end	91	92	(1)	(1.1)%	91	92	(1)	(1.1)%
Cost of product revenue increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was primarily due to higher product costs related to our newly introduced appliances.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$95.4	$67.4	$28.0	41.5%	$179.2	$126.4	$52.8	41.8%
Number of employees at period end	813	623	190	30.5%	813	623	190	30.5%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was driven by an increase in personnel costs, which grew $14.6 million to $54.3 million for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, and grew $27.2 million to $101.4 million for the six months ended January 31, 2018 compared to the six months ended January 31, 2017. The increase in personnel costs in both periods was primarily due to headcount growth. The remaining increase in both periods was primarily due to costs to expand our customer service capabilities and infrastructure and allocated costs. The increase in allocated costs in both periods was primarily due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018		2017		2018		2017
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$138.3	68.4%	$123.0	72.9%	$267.2	68.7%	$244.6	73.5%
Subscription and support	244.8	72.0%	186.4	73.4%	480.0	72.8%	361.7	74.1%
Total gross profit	$383.1	70.6%	$309.4	73.2%	$747.2	71.3%	$606.3	73.9%
Product gross margin decreased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017, driven by higher product costs related to our newly introduced appliances, which have lower product margins.
Subscription and support gross margin decreased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017, primarily due to higher costs related to the expansion of our infrastructure to support the adoption of our cloud-based subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2018, we expect to recognize approximately $976.2 million of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$96.6	$89.9	$6.7	7.5%	$190.8	$174.1	$16.7	9.6%
Number of employees at period end	814	661	153	23.1%	814	661	153	23.1%
Research and development expense increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $3.1 million to $80.7 million for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, and grew $8.9 million to $158.4 million for the six months ended January 31, 2018 compared to the six months ended January 31, 2017, as well as an increase in allocated costs. The increase in personnel costs in both periods was largely due to headcount growth. The increase in allocated costs in both periods was primarily due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$265.0	$226.7	$38.3	16.9%	$523.5	$446.8	$76.7	17.2%
Number of employees at period end	2,511	2,269	242	10.7%	2,511	2,269	242	10.7%
Sales and marketing expense increased for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $31.3 million to $210.7 million for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, and grew $63.0 million to $407.7 million for the six months ended January 31, 2018 compared to the six months ended January 31, 2017. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$53.3	$47.2	$6.1	12.9%	$119.0	$88.8	$30.2	34.0%
Number of employees at period end	604	492	112	22.8%	604	492	112	22.8%
General and administrative expense increased for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, primarily due to an increase in personnel costs, which grew $4.5 million to $38.8 million, largely due to headcount growth.
General and administrative expense increased for the six months ended January 31, 2018 compared to the six months ended January 31, 2017, primarily due to a loss of $15.4 million recognized on the lease of our previous headquarter facilities in August 2017, when we officially ceased use of such facilities. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our cease-use loss. The remaining increase was primarily driven by an increase in personnel costs, which grew $8.4 million to $73.6 million, largely due to headcount growth, and an increase in allocated costs due to our expansion of facilities to support the growth of our business.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, U.S. state income taxes, and amortization of our deferred tax charges. We maintain a valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. In recent years, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. To the extent we revisit our corporate structure, it may have an impact on our tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA provides for significant tax law changes and modifications including, but not limited to, the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% as of January 1, 2018, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us during the three months ended January 31, 2018, while other provisions will impact us beginning in our fiscal year ending July 31, 2019.

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in millions)
Provision for income taxes	$1.6	$2.8	$(1.2)	(42.9)%	$9.8	$7.2	$2.6	36.1%
Effective tax rate	(4.8)%	(4.8)%			(11.0)%	(6.5)%
We recorded an income tax provision for the three and six months ended January 31, 2018. Components of our provision for income taxes include foreign income taxes, withholding taxes, amortization of our deferred tax charges, and a one-time tax benefit resulting from the TCJA for the three months ended January 31, 2018. Our provision for income taxes decreased for the three months ended January 31, 2018 compared to the three months ended January 31, 2017, primarily due to a one-time provisional benefit of $6.2 million relating to alternative minimum tax credits that will be refundable if not utilized due to the enactment of the TCJA, partially offset by overall growth in operations. Our provision for income taxes increased for the six months ended January 31, 2018 compared to the six months ended January 31, 2017, primarily due to overall growth in operations, partially offset by the aforementioned benefit from the TCJA.
During the three months ended January 31, 2018, we recognized provisional amounts for the tax effects of the TCJA which were included as components of income tax expense and reflected in the effective tax rates above. We will continue to assess the impact of the TCJA on our business and our condensed consolidated financial statements, however, the final impact of the TCJA may differ from the provisional amounts due to a number of uncertainties and factors, including information not available until the close of our fiscal year ending July 31, 2018, the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting. Refer to Note 9. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the TCJA and its expected impact.
Liquidity and Capital Resources

	January 31, 2018	July 31, 2017
	(in millions)
Working capital(1)	$353.8	$775.0
Cash, cash equivalents, and investments:
Cash and cash equivalents	$915.0	$744.3
Investments	1,443.0	1,420.0
Total cash, cash equivalents, and investments	$2,358.0	$2,164.3
______________

(1)
The net carrying amount of the 0.0% Convertible Senior Notes due 2019 (the “Notes”) was classified in current liabilities in our condensed consolidated balance sheets as of January 31, 2018. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At January 31, 2018, our total cash, cash equivalents, and investments of $2.4 billion were held for general corporate purposes, of which approximately $357.5 million was held outside of the United States. As of January 31, 2018, we had no unremitted earnings that would be subject to taxation in the United States when evaluating our outside basis differences relating to our investment in foreign subsidiaries; accordingly, there is no restriction on the use of these funds.
As of January 31, 2018, all of the Notes remained outstanding. The Notes mature on July 1, 2019, however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. During the fiscal quarter ended January 31, 2018, one of the early conversion conditions was met, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2018. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of January 31, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization. Refer to Note 7. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.
The following table summarizes our cash flows for the six months ended January 31, 2018 and 2017:

	Six Months Ended January 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$517.8	$417.8
Net cash used in investing activities	(88.5)	(244.3)
Net cash used in financing activities	(258.6)	(146.5)
Net increase in cash and cash equivalents	$170.7	$27.0
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
Cash provided by operating activities during the six months ended January 31, 2018 was $517.8 million, an increase of $100.0 million compared to the six months ended January 31, 2017. The increase was due to growth of our business, as reflected by increases in billings and collections on accounts receivable, and the receipt of an upfront cash reimbursement of $38.2 million related to certain of our lease agreements during the six months ended January 31, 2018. The upfront cash reimbursement was received from our landlords in connection with the amendment of our lease agreements and will be applied against rental payments due in fiscal years 2018 through 2020. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2018 was $88.5 million, a decrease of $155.8 million compared to the six months ended January 31, 2017, due to lower net purchases of available-for-sale investments during the six months ended January 31, 2018.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2018 was $258.6 million, an increase of $112.1 million compared to the six months ended January 31, 2017, primarily due to an increase in repurchases of our common stock and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during the six months ended January 31, 2018.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of January 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$575.0	$—	$575.0	$—	$—
Operating lease obligations(2)	548.9	65.2	129.5	113.9	240.3
Purchase obligations(3)	121.5	121.5	—	—	—
Total(4)	$1,245.4	$186.7	$704.5	$113.9	$240.3
______________

(1)
As of January 31, 2018, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2018. Refer to Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $15.4 million, which consists of $4.3 million to be received in less than one year, $9.8 million to be received in one to three years, and $1.3 million to be received in three to five years. Refer to Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of January 31, 2018, we had approximately $71.2 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of January 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2017 to the end of the second quarter of fiscal 2018, our headcount increased from 4,562 to 4,833 employees, and our number of end-customers increased from more than 42,500 to approximately 48,000. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 27.7% and 29.9% in the six months ended January 31, 2018 and the six months ended January 31, 2017, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $935.6 million at January 31, 2018. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Our future success depends, in part, on our ability to continue to hire, integrate, train, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Additionally, any failure to hire, integrate, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
In addition, the industry in which we operate generally experiences high employee attrition. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business. If we are unable to hire, integrate, train, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, and operating results could be harmed.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 62.9% of total revenue in the six months ended January 31, 2018 and 59.5% of total revenue in the six months ended January 31, 2017. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
Our classifications of application type, virus, spyware, vulnerability exploits, data, or uniform resource locator (“URL”) categories may falsely detect, report and act on applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products and subscriptions, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and subscriptions and may therefore adversely impact market acceptance of our products and subscriptions. If our products and subscriptions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
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
We depend on manufacturing partners, primarily a subsidiary of Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners which could severely impair our ability to fulfill orders.
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

•
greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•
greater risk of a failure of foreign employees, channel partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices, which non-compliance could include increased costs;

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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $149.4 million. Refer to Note 4. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the six months ended January 31, 2018, three distributors represented 67.1% of our total revenue, and as of January 31, 2018, three distributors represented 72.3% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products and subscriptions to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products and subscriptions may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and subscriptions. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products and subscriptions to the U.S. government.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., and in February 2017 we acquired LightCyber Ltd. (“LightCyber”). Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful and timely manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
As a result of our acquisitions of Cyvera and LightCyber, we have an office and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including, but not limited to, the Tax Cuts and Jobs Act (“TCJA”) and guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted.
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
In addition, our future income tax obligations could be adversely affected by changes in tax laws in the United States or in other jurisdictions in which we operate. In the United States, the TCJA contains many significant changes to the U.S. federal income tax laws, the consequences of which, to us, have not yet been fully determined and which could have material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. Furthermore, changes to the taxation of undistributed foreign earnings, if any, could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flows, results of operations, or financial condition.
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
Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, terrorism, an armed conflict, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $200.55 to $39.08, through February 15, 2018. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2017 to November 30, 2017(2)(3)	0.1	$144.15	0.1	$447.5
December 1, 2017 to December 31, 2017(2)(3)	0.8	$144.74	0.8	$330.0
January 1, 2018 to January 31, 2018(2)	—	$157.22	—	$330.0
Total	0.9	$144.74	0.9
______________

(1)
In August 2016, we announced that our board of directors authorized a $500.0 million share repurchase that is funded from available working capital. In February 2017, we announced that our board of directors authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time.

(2)
Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)	Includes repurchases under our share repurchase program, for which the average price paid per share excludes costs associated with the repurchases.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Offer Letter between the Registrant and Kathleen Bonanno, dated November 17, 2017.	8-K	001-35594	10.1	November 20, 2017

10.2*	Executive Incentive Plan effective December 8, 2017.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 26, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 26, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)