Form 10-Q
period 2018-04-30
Palo Alto Networks Inc
filed 2018-06-05
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 18, 2018 was 92,880,096.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	April 30, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$949.0	$744.3
Short-term investments	672.2	630.7
Accounts receivable, net of allowance for doubtful accounts of $1.1 and $0.7 at April 30, 2018 and July 31, 2017, respectively	361.8	432.1
Prepaid expenses and other current assets	222.5	169.2
Total current assets	2,205.5	1,976.3
Property and equipment, net	264.2	211.1
Long-term investments	592.9	789.3
Goodwill	522.2	238.8
Intangible assets, net	147.7	53.7
Other assets	175.8	169.1
Total assets	$3,908.3	$3,438.3
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$32.7	$35.5
Accrued compensation	95.1	117.5
Accrued and other liabilities	106.0	79.9
Deferred revenue	1,165.5	968.4
Convertible senior notes, net	543.8	—
Total current liabilities	1,943.1	1,201.3
Convertible senior notes, net	—	524.7
Long-term deferred revenue	989.4	805.1
Other long-term liabilities	226.0	147.6
Commitments and contingencies (Note 8)
Temporary equity	27.7	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2018 and July 31, 2017	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 92.9 and 91.5 shares issued and outstanding at April 30, 2018 and July 31, 2017, respectively	1,717.6	1,599.7
Accumulated other comprehensive loss	(13.2)	(3.4)
Accumulated deficit	(982.3)	(836.7)
Total stockholders’ equity	722.1	759.6
Total liabilities, temporary equity, and stockholders’ equity	$3,908.3	$3,438.3

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Revenue:
Product	$215.2	$164.2	$603.9	$496.8
Subscription and support	351.9	267.6	1,011.1	755.7
Total revenue	567.1	431.8	1,615.0	1,252.5
Cost of revenue:
Product	68.9	49.7	190.4	137.7
Subscription and support	91.0	74.0	270.2	200.4
Total cost of revenue	159.9	123.7	460.6	338.1
Total gross profit	407.2	308.1	1,154.4	914.4
Operating expenses:
Research and development	99.6	86.0	290.4	260.1
Sales and marketing	277.1	226.9	800.6	673.7
General and administrative	82.1	44.3	201.1	133.1
Total operating expenses	458.8	357.2	1,292.1	1,066.9
Operating loss	(51.6)	(49.1)	(137.7)	(152.5)
Interest expense	(6.5)	(6.2)	(19.2)	(18.3)
Other income, net	8.6	2.1	18.3	7.3
Loss before income taxes	(49.5)	(53.2)	(138.6)	(163.5)
Provision for (benefit from) income taxes	(2.8)	7.7	7.0	14.9
Net loss	$(46.7)	$(60.9)	$(145.6)	$(178.4)
Net loss per share, basic and diluted	$(0.51)	$(0.67)	$(1.59)	$(1.97)
Weighted-average shares used to compute net loss per share, basic and diluted	91.9	91.0	91.3	90.5

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net loss	$(46.7)	$(60.9)	$(145.6)	$(178.4)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(1.9)	—	(9.1)	(4.7)
Change in unrealized gains (losses) on cash flow hedges	(4.1)	0.9	(0.7)	(0.5)
Other comprehensive income (loss)	(6.0)	0.9	(9.8)	(5.2)
Comprehensive loss	$(52.7)	$(60.0)	$(155.4)	$(183.6)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2018	2017
Cash flows from operating activities
Net loss	$(145.6)	$(178.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	373.1	356.8
Depreciation and amortization	68.0	43.1
Cease-use loss related to facility exit	41.1	—
Amortization of debt discount and debt issuance costs	19.2	18.3
Amortization of investment premiums, net of accretion of purchase discounts	0.6	2.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	72.5	(14.9)
Prepaid expenses and other assets	(60.3)	(11.8)
Accounts payable	(4.6)	2.8
Accrued compensation	(24.4)	1.7
Accrued and other liabilities	42.4	39.2
Deferred revenue	377.1	370.1
Net cash provided by operating activities	759.1	629.0
Cash flows from investing activities
Purchases of investments	(387.9)	(726.9)
Proceeds from maturities of investments	531.0	520.7
Business acquisitions, net of cash acquired	(370.1)	(90.7)
Purchases of property, equipment, and other assets	(86.6)	(114.2)
Net cash used in investing activities	(313.6)	(411.1)
Cash flows from financing activities
Repurchases of common stock	(259.1)	(295.1)
Proceeds from sales of shares through employee equity incentive plans	52.6	45.8
Payments for taxes related to net share settlement of equity awards	(34.3)	(11.0)
Net cash used in financing activities	(240.8)	(260.3)
Net increase (decrease) in cash and cash equivalents	204.7	(42.4)
Cash and cash equivalents—beginning of period	744.3	734.4
Cash and cash equivalents—end of period	$949.0	$692.0
Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$37.8	$—

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a security operating platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks.
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
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

Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the date of adoption. Early adoption is permitted. We plan to adopt the standard in our first quarter of fiscal 2019. The adoption of this standard may have a material impact on our condensed consolidated financial statements, subject to any potential intra-entity transfers of assets (excluding inventory) and additional guidance and interpretations issued by U.S. regulatory and standard-setting bodies related to the Tax Cuts and Jobs Act (“TCJA”) enacted into law on December 22, 2017. Refer to Note 11. Income Taxes for more information on the TCJA.
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
We will adopt the standard in our first quarter of fiscal 2019 using the full retrospective method and are on schedule with the preparation of our relevant prior-period financial statements.
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
We are also continuing to evaluate the impact the standard will have on our condensed consolidated financial statements and disclosures, including reviewing the provisions of our customer contracts and identifying performance obligations under the requirements of the new standard, and comparing to our current accounting policies and practices. Although we have not yet determined whether the effect will be material, we believe the new standard will impact our accounting for revenue arrangements in the following areas:

•	removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts;

•	term license revenue associated with our virtual firewalls will be recognized upfront;

•	allocation of revenue related to software due to the removal of the residual method of revenue recognition; and

•	amortization period for incremental costs to obtain or fulfill customer contracts.
The exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of April 30, 2018 and July 31, 2017 (in millions):

	April 30, 2018				July 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$361.8	$—	$—	$361.8	$—	$—	$—	$—
Commercial paper	—	32.1	—	32.1	—	—	—	—
Corporate debt securities	—	1.0	—	1.0	—	—	—	—
U.S. government and agency securities	—	129.6	—	129.6	—	—	—	—
Total cash equivalents	361.8	162.7	—	524.5	—	—	—	—
Short-term investments:
Certificates of deposit	—	5.4	—	5.4	—	—	—	—
Corporate debt securities	—	145.6	—	145.6	—	159.4	—	159.4
U.S. government and agency securities	—	521.2	—	521.2	—	471.3	—	471.3
Total short-term investments	—	672.2	—	672.2	—	630.7	—	630.7
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1.0	—	1.0	—	—	—	—
Total prepaid expenses and other current assets	—	1.0	—	1.0	—	—	—	—
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.4	—	5.4
Corporate debt securities	—	135.6	—	135.6	—	186.5	—	186.5
U.S. government and agency securities	—	457.3	—	457.3	—	597.4	—	597.4
Total long-term investments	—	592.9	—	592.9	—	789.3	—	789.3
Total assets measured at fair value	$361.8	$1,428.8	$—	$1,790.6	$—	$1,420.0	$—	$1,420.0

Accrued and other liabilities:
Foreign currency forward contracts	$—	$2.3	$—	$2.3	$—	$—	$—	$—
Total accrued and other liabilities	—	2.3	—	2.3	—	—	—	—
Total liabilities measured at fair value	$—	$2.3	$—	$2.3	$—	$—	$—	$—
As of April 30, 2018, we did not have any assets required to be measured at fair value on a nonrecurring basis. As of July 31, 2017, we determined that certain property and equipment related to our previous corporate headquarters were impaired. In connection with our planned relocation to our new corporate headquarters, we assessed the recoverability of certain leasehold improvements and other long-lived assets associated with our previous headquarter facilities and determined that the carrying amount of these assets exceeded their fair value of $4.2 million. The resulting impairment loss of $20.9 million was recorded as general and administrative expense in our consolidated statements of operations during the fiscal year ended July 31, 2017. We calculated the fair value of the leasehold improvements and other long-lived assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that we could reasonably obtain over the remaining lease term and the discount rate. We did not have any liabilities required to be measured at fair value on a nonrecurring basis as of April 30, 2018 and July 31, 2017.
Refer to Note 7. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2018 and July 31, 2017.

3. Cash Equivalents and Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of April 30, 2018 and July 31, 2017 (in millions):

	April 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$361.8	$—	$—	$361.8
Commercial paper	32.1	—	—	32.1
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	129.6	—	—	129.6
Total cash equivalents	$524.5	$—	$—	$524.5

Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	283.9	0.1	(2.8)	281.2
U.S. government and agency securities	987.6	—	(9.1)	978.5
Total investments	$1,276.9	$0.1	$(11.9)	$1,265.1

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	346.1	0.3	(0.5)	345.9
U.S. government and agency securities	1,071.2	0.1	(2.6)	1,068.7
Total investments	$1,422.7	$0.4	$(3.1)	$1,420.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at April 30, 2018 and July 31, 2017.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of April 30, 2018, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,199.8	$1,196.7
Due between one and three years	601.6	592.9
Total	$1,801.4	$1,789.6
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
As of April 30, 2018, the total notional amount of our outstanding foreign currency forward contracts was $154.6 million. We did not have any forward contracts outstanding as of July 31, 2017. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of April 30, 2018.
During the three and nine months ended April 30, 2018 and 2017, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of April 30, 2018 and 2017 were not material.
5. Acquisitions
Evident.io, Inc.
On March 26, 2018, we completed our acquisition of all outstanding shares of Evident.io, Inc. (“Evident.io”), a privately-held cloud security company. The acquisition expands our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology. Total purchase consideration for the acquisition of Evident.io was $292.9 million in cash, of which $4.0 million was accrued and will be paid over a period of five months from the acquisition date.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$209.8
Identified intangible assets	85.1
Net liabilities assumed	(2.0)
Total	$292.9
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Evident.io’s technology into our platform and sales opportunities of Evident.io’s software as a service (“SaaS”) offerings. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$68.4	6 years
Trade name and trademarks	8.5	8 years
Customer relationships	8.2	8 years
Total	$85.1
In addition, we paid $6.6 million in cash to settle certain Evident.io stock options, for which vesting was accelerated in connection with the acquisition and the subsequent termination of the option holders’ services. This amount was recorded as post-acquisition share-based compensation included in general and administrative expenses in our condensed consolidated statements of operations.
Cyber Secdo Ltd.
On April 24, 2018, we completed our acquisition of all outstanding shares of Cyber Secdo Ltd. (“Secdo”), a privately-held company specializing in endpoint detection and response (“EDR”). The acquisition expands the functionality of our platform by adding EDR capabilities. Total purchase consideration for the acquisition of Secdo was $82.7 million in cash.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$68.6
Identified intangible assets	17.3
Net liabilities assumed	(3.2)
Total	$82.7
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Secdo’s technology into our advanced endpoint protection offering and our platform. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$16.4	5 years
Customer relationships	0.9	2 years
Total	$17.3
Additional Acquisition-Related Information
The operating results of the acquired companies are included in our condensed consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our condensed consolidated statements of operations.
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.
6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2018 (in millions):

Amount
Balance as of July 31, 2017	$238.8
Goodwill acquired	283.4
Balance as of April 30, 2018	$522.2

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2018 and July 31, 2017 (in millions):

	April 30, 2018			July 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$154.5	$(32.0)	$122.5	$69.7	$(23.8)	$45.9
Customer relationships	12.2	(0.7)	11.5	3.1	(0.4)	2.7
Acquired intellectual property	8.9	(4.4)	4.5	8.9	(3.8)	5.1
Trade name and trademarks	8.5	(0.1)	8.4	—	—	—
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	186.3	(39.4)	146.9	83.9	(30.2)	53.7
Intangible assets not subject to amortization:
In-process research and development	0.8	—	0.8	—	—	—
Total purchased intangible assets	$187.1	$(39.4)	$147.7	$83.9	$(30.2)	$53.7
We recognized amortization expense of $3.8 million and $9.2 million for the three and nine months ended April 30, 2018, respectively, and $2.5 million and $7.1 million for the three and nine months ended April 30, 2017, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of April 30, 2018 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2018	$7.0
2019	27.8
2020	27.7
2021	25.7
2022	21.2
2023 and thereafter	37.5
Total future amortization expense	$146.9
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
On or after January 1, 2019, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, holders will receive cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the Notes being converted. As of April 30, 2018, all of the Notes remained outstanding.
The sale price condition was met during the fiscal quarter ended April 30, 2018, and as a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2018. Accordingly, the net carrying amount of the Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our condensed consolidated balance sheets as of April 30, 2018. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs. The sale price condition was not met during the fiscal quarter ended July 31, 2017. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of July 31, 2017.
The following table sets forth the components of the Notes as of April 30, 2018 and July 31, 2017 (in millions):

	April 30, 2018	July 31, 2017
Liability:
Principal	$575.0	$575.0
Less: debt discount and debt issuance costs, net of amortization	31.2	50.3
Net carrying amount	$543.8	$524.7

Equity (including temporary equity)	$109.8	$109.8
The total estimated fair value of the Notes was $1.0 billion and $747.5 million at April 30, 2018 and July 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2018 and July 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of April 30, 2018, the if-converted value of the Notes exceeded its principal amount by $406.8 million.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Amortization of debt discount	$5.7	$5.5	$17.1	$16.4
Amortization of debt issuance costs	0.8	0.7	2.1	1.9
Total interest expense recognized	$6.5	$6.2	$19.2	$18.3

Effective interest rate of the liability component	4.8%	4.8%	4.8%	4.8%
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
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease terms beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $15.4 million during the three months ended October 31, 2017. Due to the changes in market conditions in recent months, we recognized an additional cease-use loss of $23.8 million during the three months ended April 30, 2018, based on changes to the amount and timing of estimated cash flows from sublease rentals that could be reasonably obtained. The total cease-use loss of $39.2 million, recognized as general and administrative expense in our condensed consolidated statements of operations during the nine months ended April 30, 2018, and a corresponding liability in our condensed consolidated balance sheets, was calculated as the present value of the excess of the remaining lease obligation for the vacated facilities, adjusted for the effects of any deferred items recognized under the leases and related costs, over the estimated sublease rentals that could be reasonably obtained. The amount of the cease-use loss may vary if the timing or amount of estimated cash flows change. During the three and nine months ended April 30, 2018, we released $2.8 million and $7.4 million, respectively, of the cease-use liability through rental payments. As of April 30, 2018, the remaining balance of the cease-use liability was $31.8 million, which is expected to be paid through the end of the lease term in July 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of April 30, 2018 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2018	$16.7
2019	65.9
2020	67.8
2021	63.3
2022	59.7
2023 and thereafter	281.3
Committed gross lease payments	554.7
Less: proceeds from sublease rentals	14.6
Net operating lease obligation	$540.1

Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of April 30, 2018, our purchase commitments under such orders were $142.7 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
In March 2018, we amended an agreement with a third-party provider for our use of certain cloud services through June 2020. Under the non-cancelable addendum, we are committed to a minimum purchase of $14.0 million between April 2018 and March 2019 and $8.0 million between April 2019 and March 2020. As of April 30, 2018, our purchase commitment under the addendum was $22.0 million.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2018, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
During the nine months ended April 30, 2018, we repurchased and retired 1.7 million shares of our common stock under the authorization for an aggregate purchase price of $250.0 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of April 30, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization.
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

Stock Option Activities
The following table summarizes the stock option activity under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(0.4)	$11.77
Balance—April 30, 2018	1.2	$13.54	3.5	$217.0
Options exercisable—April 30, 2018	1.2	$13.54	3.5	$217.0
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
The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.0	$163.55	6.5	$141.16	1.3	$854.1
Granted(1)	—	$—	2.8	$152.36
Vested	(0.3)	$168.33	(2.7)	$137.19
Forfeited	(0.3)	$157.49	(0.5)	$143.24
Balance—April 30, 2018	0.4	$162.85	6.1	$147.82	1.5	$1,181.3
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Cost of product revenue	$1.7	$1.8	$5.5	$5.5
Cost of subscription and support revenue	15.1	14.0	50.9	41.3
Research and development	35.4	37.1	108.4	116.4
Sales and marketing	50.7	46.2	155.2	139.7
General and administrative	20.8	18.3	60.2	55.1
Total share-based compensation	$123.7	$117.4	$380.2	$358.0
As of April 30, 2018, total compensation cost related to unvested share-based awards not yet recognized was $920.0 million. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.
11. Income Taxes
Our provision for (benefit from) income taxes for the three and nine months ended April 30, 2018 reflects an effective tax rate of 5.7% and (5.1)%, respectively. Our effective tax rate for the nine months ended April 30, 2018 was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, and amortization of our deferred tax charges. In addition, we recorded the following one-time tax benefits during the nine months ended April 30, 2018: $5.8 million due to new tax legislation enacted during the fiscal quarter ended January 31, 2018; $4.6 million due to a partial release of our valuation allowance related to our acquisition of Evident.io during the fiscal quarter ended April 30, 2018; and $3.5 million due to an Israeli judicial ruling related to share-based compensation during the fiscal quarter ended April 30, 2018. Our effective tax rate differs from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
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
On December 22, 2017, the TCJA was enacted into law. The TCJA provides for significant tax law changes and modifications including, but not limited to, the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% as of January 1, 2018, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. As a fiscal year-end taxpayer, certain provisions of the TCJA began to impact us during the fiscal quarter ended January 31, 2018, while other provisions will impact us beginning in our fiscal year ending July 31, 2019.
As a result of the TCJA, we recorded a provisional benefit of $5.8 million for the nine months ended April 30, 2018, related to alternative minimum tax credits that will be refundable if not utilized. We expect adjustments to our deferred tax assets resulting from the TCJA to be offset by a corresponding adjustment to our valuation allowance. We have not recorded any amounts relating to the transition tax because we had no unremitted earnings as of the measurement date, based on our current estimate.
Accounting standards require companies to recognize the effect of tax law changes in the period of enactment. However, the SEC staff and FASB issued guidance that allows companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. In accordance with this guidance, we have determined the amounts recorded and positions taken, as discussed, are provisional as of April 30, 2018. We continue to assess the impacts of the TCJA, and the final impact of the TCJA recorded by us may differ from the provisional amounts due to a number of uncertainties and factors, including information not available until the close of our fiscal year ending July 31, 2018, the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting.
In addition to the previously discussed impacts on our fiscal year ending July 31, 2018, the TCJA also establishes new tax laws that will be effective beginning with our fiscal year ending July 31, 2019, including a provision for low-taxed income of foreign subsidiaries. Due to its complexity, we are continuing to evaluate this provision of the TCJA. Based on recent FASB deliberations, we will be allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (ii) factor such amounts into our measurement of deferred taxes. Our selection of accounting policy will depend, in part, on analyzing our facts and circumstances to determine the expected impact under each method.

12. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net loss	$(46.7)	$(60.9)	$(145.6)	$(178.4)
Weighted-average shares used to compute net loss per share, basic and diluted	91.9	91.0	91.3	90.5
Net loss per share, basic and diluted	$(0.51)	$(0.67)	$(1.59)	$(1.97)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2018	2017
RSUs and PSUs	6.1	6.3
Convertible senior notes	5.2	5.2
Warrants related to the issuance of convertible senior notes	5.2	5.2
Options to purchase common stock	1.2	1.6
RSAs and PSAs	0.4	1.1
ESPP shares	0.1	—
Total	18.2	19.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2018 to the three and nine months ended April 30, 2017.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of April 30, 2018, including expected payment schedules.

•	Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next generation of security through our innovative security operating platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to pursue transformative digital initiatives, like public cloud and mobility, that grow their business, while maintaining the visibility and control needed to protect their valued data and critical control systems. We believe our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone security hardware and software security products.

Our platform consists of four major elements:

•
Security for networks through our Next-Generation Firewalls, available as physical appliances, virtual appliances (called VM-Series), or a cloud-delivered service (called GlobalProtect cloud service) and Panorama management delivered as an appliance or as a virtual machine for the public or private cloud.

•	Security for endpoints through our Traps advanced endpoint protection software, delivered as a light-weight software agent with cloud or on-premise management capabilities.

•
Security for the cloud through our VM-Series for in-line protection of workloads in public and private clouds, Traps for host-based public cloud infrastructure protection, Evident for infrastructure monitoring and compliance in public clouds, and Aperture for protecting SaaS applications. These products are delivered as software or SaaS applications.

•
Cloud-delivered security services, such as WildFire, Threat Prevention, URL Filtering, and GlobalProtect subscriptions that are delivered as attached software services to our appliances, as well as applications delivered in connection with our Application Framework, such as AutoFocus, Magnifier, and Logging Service that are delivered as SaaS applications.

For the third quarter of fiscal 2018 and 2017, total revenue was $567.1 million and $431.8 million, respectively, representing year-over-year growth of 31.3%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2018, we had approximately 51,000 end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $215.2 million, or 37.9% of total revenue, for the third quarter of fiscal 2018, representing year-over-year growth of 31.1%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $351.9 million, or 62.1% of total revenue, for the third quarter of fiscal 2018, representing year-over-year growth of 31.5%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue our investment in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. We introduced several new offerings during the first three quarters of fiscal 2018, including:

•	our GlobalProtect cloud service subscription, which provides our Security Operating Platform as a cloud-based service for remote offices and mobile users;

•
our Logging Service subscription, which functions as the central cloud-based repository for application data and logs generated by our security offerings, including those of our firewalls and GlobalProtect cloud service subscription, and allows end-customers to collect data without needing to plan for local processing power and storage;

•	Magnifier, a cloud-based subscription that enables organizations to identify and prevent behavior-based threats by applying machine learning to rich network, endpoint, and cloud data;

•
PAN-OS 8.1, with over 60 new features, and several new models of appliances, including the PA-3200 series, which increase SSL decryption throughput, bring higher performance and capacity for securing large data centers, and provide additional capabilities for managing large firewall deployments; and

•	Traps 5.0, which included a cloud-delivered management service and integration with our Logging Service to allow for the collection of detailed endpoint event data.
We also expanded the capabilities of our platform with extended protections to the Google Cloud Platform and enhanced capabilities for AWS and Azure environments to enable customers to easily integrate with their cloud infrastructure and workloads in multi-cloud environments. Further, in March 2018, we acquired Evident.io, Inc. (“Evident.io”), which expands our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology, and, in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), which expands the functionality of our platform by adding endpoint detection and response capabilities, including unique data collection and visualization.
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

	April 30, 2018	July 31, 2017
	(in millions)
Total deferred revenue	$2,154.9	$1,773.5
Cash, cash equivalents, and investments	$2,214.1	$2,164.3

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(dollars in millions)
Total revenue	$567.1	$431.8	$1,615.0	$1,252.5
Total revenue year-over-year percentage increase	31.3%	24.9%	28.9%	28.1%
Gross margin	71.8%	71.4%	71.5%	73.0%
Operating loss	$(51.6)	$(49.1)	$(137.7)	$(152.5)
Operating margin	(9.1)%	(11.4)%	(8.5)%	(12.2)%
Billings	$721.0	$544.1	$1,992.1	$1,622.6
Billings year-over-year percentage increase	32.5%	11.9%	22.8%	21.7%
Cash flow provided by operating activities			$759.1	$629.0
Free cash flow (non-GAAP)			$672.5	$514.8

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in millions)
Billings:
Total revenue	$567.1	$431.8	$1,615.0	$1,252.5
Add: change in total deferred revenue, net of acquired deferred revenue	153.9	112.3	377.1	370.1
Billings	$721.0	$544.1	$1,992.1	$1,622.6

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

	Nine Months Ended April 30,
	2018	2017
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$759.1	$629.0
Less: purchases of property, equipment, and other assets	86.6	114.2
Free cash flow (non-GAAP)	$672.5	$514.8
Net cash used in investing activities	$(313.6)	$(411.1)
Net cash used in financing activities	$(240.8)	$(260.3)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018		2017		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$215.2	37.9%	$164.2	38.0%	$603.9	37.4%	$496.8	39.7%
Subscription and support	351.9	62.1%	267.6	62.0%	1,011.1	62.6%	755.7	60.3%
Total revenue	567.1	100.0%	431.8	100.0%	1,615.0	100.0%	1,252.5	100.0%
Cost of revenue:
Product	68.9	12.1%	49.7	11.5%	190.4	11.8%	137.7	11.0%
Subscription and support	91.0	16.1%	74.0	17.1%	270.2	16.7%	200.4	16.0%
Total cost of revenue(1)	159.9	28.2%	123.7	28.6%	460.6	28.5%	338.1	27.0%
Total gross profit	407.2	71.8%	308.1	71.4%	1,154.4	71.5%	914.4	73.0%
Operating expenses:
Research and development	99.6	17.6%	86.0	19.9%	290.4	18.0%	260.1	20.8%
Sales and marketing	277.1	48.8%	226.9	52.5%	800.6	49.5%	673.7	53.8%
General and administrative	82.1	14.5%	44.3	10.4%	201.1	12.5%	133.1	10.6%
Total operating expenses(1)	458.8	80.9%	357.2	82.8%	1,292.1	80.0%	1,066.9	85.2%
Operating loss	(51.6)	(9.1)%	(49.1)	(11.4)%	(137.7)	(8.5)%	(152.5)	(12.2)%
Interest expense	(6.5)	(1.1)%	(6.2)	(1.4)%	(19.2)	(1.2)%	(18.3)	(1.5)%
Other income, net	8.6	1.5%	2.1	0.5%	18.3	1.1%	7.3	0.6%
Loss before income taxes	(49.5)	(8.7)%	(53.2)	(12.3)%	(138.6)	(8.6)%	(163.5)	(13.1)%
Provision for (benefit from) income taxes	(2.8)	(0.5)%	7.7	1.8%	7.0	0.4%	14.9	1.1%
Net loss	$(46.7)	(8.2)%	$(60.9)	(14.1)%	$(145.6)	(9.0)%	$(178.4)	(14.2)%
______________

(1)	Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Cost of product revenue	$1.7	$1.8	$5.5	$5.5
Cost of subscription and support revenue	15.1	14.0	50.9	41.3
Research and development	35.4	37.1	108.4	116.4
Sales and marketing	50.7	46.2	155.2	139.7
General and administrative	20.8	18.3	60.2	55.1
Total share-based compensation	$123.7	$117.4	$380.2	$358.0

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$215.2	$164.2	$51.0	31.1%	$603.9	$496.8	$107.1	21.6%
Product revenue increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was primarily driven by demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$192.5	$139.6	$52.9	37.9%	$545.1	$395.1	$150.0	38.0%
Support	159.4	128.0	31.4	24.5%	466.0	360.6	105.4	29.2%
Total subscription and support	$351.9	$267.6	$84.3	31.5%	$1,011.1	$755.7	$255.4	33.8%
Subscription and support revenue increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$387.6	$299.9	$87.7	29.2%	$1,110.2	$875.1	$235.1	26.9%
EMEA	109.8	81.1	28.7	35.4%	311.5	230.6	80.9	35.1%
APAC	69.7	50.8	18.9	37.2%	193.3	146.8	46.5	31.7%
Total revenue	$567.1	$431.8	$135.3	31.3%	$1,615.0	$1,252.5	$362.5	28.9%

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$68.9	$49.7	$19.2	38.6%	$190.4	$137.7	$52.7	38.3%
Number of employees at period end	92	94	(2)	(2.1)%	92	94	(2)	(2.1)%
Cost of product revenue increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was primarily due to higher product costs related to our newly introduced appliances.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, customer support and repair costs, third-party professional services costs, data center and cloud hosting costs, amortization of acquired intangible assets, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$91.0	$74.0	$17.0	23.0%	$270.2	$200.4	$69.8	34.8%
Number of employees at period end	895	668	227	34.0%	895	668	227	34.0%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was mainly driven by an increase in personnel costs for our global customer support and technical operations organizations, which grew $11.0 million to $50.5 million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, and grew $38.2 million to $152.0 million for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017. The increase in personnel costs in both periods was primarily due to headcount growth. The remaining increase in both periods was primarily due to data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings, costs to expand our customer service capabilities, and allocated costs. The increase in allocated costs in both periods was primarily due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018		2017		2018		2017
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$146.3	68.0%	$114.5	69.7%	$413.5	68.5%	$359.1	72.3%
Subscription and support	260.9	74.1%	193.6	72.3%	740.9	73.3%	555.3	73.5%
Total gross profit	$407.2	71.8%	$308.1	71.4%	$1,154.4	71.5%	$914.4	73.0%
Product gross margin decreased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017, driven by higher product costs related to our newly introduced appliances, which have lower product margins.
Subscription and support gross margin increased for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, mainly driven by a decrease in customer support and repair costs. Subscription and support gross margin decreased slightly for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, primarily due to higher data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings, partially offset by a decrease in customer support and repair costs.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2018, we expect to recognize approximately $920.0 million of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$99.6	$86.0	$13.6	15.8%	$290.4	$260.1	$30.3	11.6%
Number of employees at period end	899	728	171	23.5%	899	728	171	23.5%
Research and development expense increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $9.8 million to $82.4 million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, and grew $18.7 million to $240.8 million for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$277.1	$226.9	$50.2	22.1%	$800.6	$673.7	$126.9	18.8%
Number of employees at period end	2,599	2,327	272	11.7%	2,599	2,327	272	11.7%
Sales and marketing expense increased for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $38.9 million to $216.2 million for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, and grew $101.9 million to $623.9 million for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	2017	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$82.1	$44.3	$37.8	85.3%	$201.1	$133.1	$68.0	51.1%
Number of employees at period end	636	523	113	21.6%	636	523	113	21.6%
General and administrative expense increased for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to an additional cease-use loss of $23.8 million recognized on the lease of our previous headquarter facilities during the three months ended April 30, 2018, due to the changes in market conditions in recent months. Refer to Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our cease-use loss. The remaining increase was primarily driven by costs related to business acquisitions completed during the three months ended April 30, 2018. Refer to Note 5. Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our acquisitions.
General and administrative expense increased for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, primarily due to a total cease-use loss of $39.2 million recognized on the lease of our previous headquarter facilities during the nine months ended April 30, 2018. The remaining increase was primarily driven by costs related to business acquisitions completed during the three months ended April 30, 2018, and an increase in personnel costs. Personnel costs grew $8.1 million to $104.5 million for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, largely due to headcount growth.
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

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in millions)
Provision for (benefit from) income taxes	$(2.8)	$7.7	$(10.5)	(136.4)%	$7.0	$14.9	$(7.9)	(53.0)%
Effective tax rate	5.7%	(14.5)%			(5.1)%	(9.1)%
We recorded an income tax benefit and an income tax provision for the three and nine months ended April 30, 2018, respectively. Key components of our provision for income taxes include foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our provision for income taxes decreased for the three months ended April 30, 2018 compared to the three months ended April 30, 2017, primarily due to one-time tax benefits during the three months ended April 30, 2018 from a partial release of our valuation allowance related to the acquisition of Evident.io of $4.6 million and an Israeli judicial ruling related to share-based compensation of $3.5 million. Our provision for income taxes decreased for the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, primarily due to one-time tax benefits from the TCJA of $5.8 million, a partial release of our valuation allowance related to the acquisition of Evident.io of $4.6 million, and an Israeli judicial ruling related to share-based compensation of $3.5 million, partially offset by an increase in amortization of our deferred tax charges from intercompany transactions and an increase in foreign taxes due to growth in non-U.S. operations.
During the nine months ended April 30, 2018, we recognized provisional amounts for the tax effects of the TCJA which were included as components of income tax expense and reflected in the effective tax rates above. We will continue to assess the impact of the TCJA on our business and our condensed consolidated financial statements, however, the final impact of the TCJA may differ from the provisional amounts due to a number of uncertainties and factors, including information not available until the close of our fiscal year ending July 31, 2018, the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting. Refer to Note 11. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the TCJA and its expected impact.
Liquidity and Capital Resources

	April 30, 2018	July 31, 2017
	(in millions)
Working capital(1)	$262.4	$775.0
Cash, cash equivalents, and investments:
Cash and cash equivalents	$949.0	$744.3
Investments	1,265.1	1,420.0
Total cash, cash equivalents, and investments	$2,214.1	$2,164.3
______________

(1)
The net carrying amount of the 0.0% Convertible Senior Notes due 2019 (the “Notes”) was classified in current liabilities in our condensed consolidated balance sheets as of April 30, 2018. Refer to Note 7. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

As of April 30, 2018, our total cash, cash equivalents, and investments of $2.2 billion were held for general corporate purposes, of which approximately $182.5 million was held outside of the United States. As of April 30, 2018, we had no unremitted earnings that would be subject to taxation in the United States when evaluating our outside basis differences relating to our investment in foreign subsidiaries; accordingly, there is no restriction on the use of these funds.

As of April 30, 2018, all of the Notes remained outstanding. The Notes mature on July 1, 2019; however, prior to January 1, 2019, holders may surrender their Notes for early conversion under certain circumstances. During the fiscal quarter ended April 30, 2018, one of the early conversion conditions was met, and as a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2018. Upon conversion, we will pay cash equal to the aggregate principal amount of the Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Refer to Note 7. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of April 30, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization. Refer to Note 9. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.
The following table summarizes our cash flows for the nine months ended April 30, 2018 and 2017:

	Nine Months Ended April 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$759.1	$629.0
Net cash used in investing activities	(313.6)	(411.1)
Net cash used in financing activities	(240.8)	(260.3)
Net increase (decrease) in cash and cash equivalents	$204.7	$(42.4)
We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the investments in our new corporate headquarters, and the continuing market acceptance of our products and subscription and support offerings. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the nine months ended April 30, 2018 was $759.1 million, an increase of $130.1 million compared to the nine months ended April 30, 2017. The increase was due to growth of our business, as reflected by an increase in billings during the nine months ended April 30, 2018.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2018 was $313.6 million, a decrease of $97.5 million compared to the nine months ended April 30, 2017, due to lower net purchases of available-for-sale investments and capital expenditures, partially offset by an increase in net cash payments for acquisitions, during the nine months ended April 30, 2018.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.

Cash used in financing activities during the nine months ended April 30, 2018 was $240.8 million, a decrease of $19.5 million compared to the nine months ended April 30, 2017, primarily due to a decrease in repurchases of our common stock, partially offset by an increase in payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during the nine months ended April 30, 2018.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of April 30, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$575.0	$—	$575.0	$—	$—
Operating lease obligations(2)	554.7	66.0	132.9	118.4	237.4
Purchase obligations(3)	164.7	156.7	8.0	—	—
Total(4)	$1,294.4	$222.7	$715.9	$118.4	$237.4
______________

(1)
As of April 30, 2018, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2018. Refer to Note 7. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $14.6 million, which consists of $4.7 million to be received in less than one year, and $9.9 million to be received in one to three years. Refer to Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum purchase commitments for our use of certain cloud services with a third-party provider. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of April 30, 2018, we had approximately $70.0 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2017 to the end of the third quarter of fiscal 2018, our headcount increased from 4,562 to 5,121 employees, and our number of end-customers increased from more than 42,500 to approximately 51,000. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 28.9% and 28.1% in the nine months ended April 30, 2018 and the nine months ended April 30, 2017, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $982.3 million as of April 30, 2018. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our internal systems could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems, and costly litigation. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and investor confidence in our company and could seriously harm our business or operating results.
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
In addition, the industry in which we operate generally experiences high employee attrition. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. If we are unable to hire, integrate, train, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, and operating results could be harmed.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 62.6% of total revenue in the nine months ended April 30, 2018 and 60.3% of total revenue in the nine months ended April 30, 2017. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
We depend on manufacturing partners, primarily a subsidiary of Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have recently had discussions regarding potential import tariffs by both countries. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. Each of these factors could severely impair our ability to fulfill orders.
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

•
greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration or foreign countries in response to regulatory changes adopted by the current administration;

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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of April 30, 2018, the total notional amount of our outstanding foreign currency forward contracts was $154.6 million. Refer to Note 4. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our hedging transactions. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the nine months ended April 30, 2018, three distributors represented 66.9% of our total revenue, and as of April 30, 2018, four distributors represented 77.1% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, and in April 2018, we acquired Secdo. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful and timely manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating past or future acquisitions, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
As a result of our acquisitions of Cyvera, LightCyber, and Secdo, we have an office and employees located in Israel. As a result, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including, but not limited to, the TCJA and guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $207.94 to $39.08, through May 18, 2018. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2018 to February 28, 2018(2)	0.1	$162.92	—	$330.0
March 1, 2018 to March 31, 2018(2)	—	$173.44	—	$330.0
April 1, 2018 to April 30, 2018(2)	—	$192.07	—	$330.0
Total(3)	0.1	$169.69	—
______________

(1)
On August 30, 2016, we announced that our board of directors authorized a $500.0 million share repurchase that is funded from available working capital. On February 28, 2017, we announced that our board of directors authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time.

(2)
Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)	There were no shares repurchased under our share repurchase program during the three months ended April 30, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Offer Letter between the Registrant and Jean Compeau, dated February 22, 2018.	8-K	001-35594	10.1	February 26, 2018

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: June 4, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: June 4, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)