Form 10-K
period 2018-07-31
Palo Alto Networks Inc
filed 2018-09-13
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $14,002,012,218 as of January 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 30, 2018, 93,822,985 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2018.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	expectations regarding drivers of and factors affecting growth in our business;

•	the performance advantages of our products and subscription and support offerings and the potential benefits to our customers;

•
trends in and expectations regarding billings, revenue (including our revenue mix), costs of revenue, gross margin, cash flows, interest expense, operating expenses (including future share-based compensation expense), income taxes (including our ongoing assessment of the impact of the Tax Cuts and Jobs Act and any future adjustments), investment plans and liquidity;

•	our ability to and expectation that we will continue to grow our installed end-customer base;

•	expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services;

•	our expectations regarding future investments in research and development, customer support, and in our sales force, including expectations regarding growth in our sales headcount;

•
our ability to develop or acquire new product, subscription, and support offerings, improve our existing product, subscription, and support offerings, and increase the value of our product, subscription, and support offerings, including through deployment of new capabilities via security applications developed by third parties;

•	our expectation that we will continue to expand internationally;

•	our expectation that we will continue to renew existing contracts and increase sales to our existing customer base;

•	seasonal trends in our results of operations;

•	expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards;

•
our expectation that we will expand our facilities or add new facilities as we add employees and enter new geographic markets and expectations related to charges incurred in connection with exiting our former headquarter facilities;

•	our plans to use the upfront cash reimbursement received from our landlords against future rental payments;

•	the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;

•	future investments in product development, subscriptions, or technologies, and any related delays in the development or release of new product and subscription offerings;

•	our ability to successfully acquire and integrate companies and assets;

•	expectations and intentions with respect to the products and technologies that we acquire and introduce;

•	the timing and amount of capital expenditures and share repurchases; and

•	other statements regarding our future operations, financial condition and prospects, and business strategies.
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
We have pioneered the next generation of security through our innovative Security Operating Platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to pursue transformative digital initiatives, like public cloud and mobility, that grow their business, while maintaining the visibility and control needed to protect their valued data and critical control systems. We believe the architecture of our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone hardware and software security products, and consists of four primary security capabilities:

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

•
Security for the cloud through our VM-Series for in-line protection of workloads in public and private clouds, Traps for host-based public cloud infrastructure protection, Evident for infrastructure monitoring and compliance in public clouds, and Aperture for protecting software as a service (“SaaS”) applications. These products are delivered as software or SaaS applications.

•
Other security services, such as WildFire, Threat Prevention, URL Filtering, and GlobalProtect subscriptions that are delivered as attached software services to our appliances, as well as applications delivered in connection with our Application Framework, such as AutoFocus, Magnifier, and Logging Service that are delivered as SaaS applications.

Product, Subscription, and Support Offerings
Our Security Operating Platform is available in the form of the product, subscription, and support offerings described below.
Firewall Appliances and Software. All of our firewall appliances and software incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across our entire product line. These features include: App-ID, User-ID, site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is designed for large scale data centers and service provider use. Our firewall appliances come in a physical form factor as well as in a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Google, Inc. (“Google”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments.
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on an end-customer’s network as well as in their instances in public cloud environments as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy-based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances and software without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.

Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider end-customers.
Subscription Offerings. We offer a number of subscriptions as part of our platform. Of these subscription offerings, Threat Prevention Subscription, URL Filtering Subscription, WildFire Subscription, and GlobalProtect Subscription are sold as options to our firewall appliances and software, whereas VM-Series, Traps, AutoFocus, Aperture, GlobalProtect cloud service, Logging Service, Evident, and Magnifier are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:

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

•
VM-Series Subscription. VM-Series, the software form factor of our Next-Generation Firewall, is offered as both a perpetual license as well as a term-based subscription. The VM-Series provides all of the same security capabilities of our hardware appliances, but is delivered as a software package that can be deployed on VMware’s NSX and ESXi, Microsoft’s Hyper-V, and Red Hat KVM hypervisors, as well as natively in Amazon Web Services (“AWS”) cloud, Microsoft Azure cloud (“Azure”), and Google Cloud Platform (“GCP”).

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

•
AutoFocus Subscription. This cloud-based subscription provides threat intelligence capabilities to our end-customers’ security operations teams. Indicators of compromise and anomalies that occur on an end-customer’s network can be correlated with similar data that has been centrally collected from among all our participating end-customers. This offers our end-customers priority alerts, deep attack context, and high-fidelity threat intelligence across millions of malware samples and tens of billions of file artifacts.

•
Aperture Subscription. This cloud-based subscription provides content control for IT-sanctioned SaaS applications that are used to store and share end-customer’s data. It offers end-customers the capability to safely use these SaaS applications and avert risks associated with improper sharing of confidential data and risks associated with sharing of malicious content.

•
GlobalProtect Cloud Service Subscription. This cloud-based subscription enables our end-customers to utilize the preventive capabilities of our Security Operating Platform to secure remote offices and mobile users, providing consistent protection across globally distributed network and cloud environments without the need for firewall appliances or software in the remote locations. With this offering, our end-customers can quickly and easily add or remove remote locations and users, and establish and adjust security policies as needed, using a multi-tenant, cloud-based security infrastructure that we operate on their behalf.

•
Logging Service Subscription. This cloud-based subscription allows our end-customers to collect large amounts of context-rich enhanced network logs generated by our security offerings, including those of our firewalls and GlobalProtect cloud service subscription, without needing to plan for local processing power and storage.

•
Evident Subscription. This cloud-based subscription allows our end-customers to continuously secure public cloud infrastructure services, such as cloud storage. Evident enables our end-customers to continuously audit and generate reports to ensure that they can deploy applications in the public cloud knowing the cloud is configured to meet their organization’s security and compliance requirements.

•	Magnifier Subscription. This cloud-based subscription enables organizations to identify and prevent behavior-based threats by applying machine learning to rich network, endpoint, and cloud data.
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
Technology
We combine our proprietary hardware and software architecture to provide a comprehensive security platform. Our Next-Generation Firewall integrates application visibility and control and is comprised of three identification technologies: App-ID, User-ID, and Content-ID. These technologies allow organizations to enable the secure use of applications while managing the inherent risks of doing so. These fine-grained policy management and enforcement capabilities are delivered at low latency, multi-gigabit performance through our innovative single-pass, parallel processing (“SP3”) architecture.
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
Content-ID. Content-ID is a collection of technologies that enables many of our subscription offerings. Content-ID combines a real-time threat prevention engine, a cloud-based analysis service, and a comprehensive URL categorization database to limit unauthorized data and file transfers, detect and block a wide range of threats, and control non-work related web surfing.
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

Research and Development
Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing product and subscription offerings. We believe that hardware and software are both critical to expanding our leadership in the enterprise security market. Our engineering team has deep networking, endpoint, and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products. Our research and development expenses were $400.7 million, $347.4 million, and $284.2 million in fiscal 2018, 2017, and 2016, respectively.
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2018, we introduced several new offerings, including: our GlobalProtect cloud service, Logging Service, and Magnifier subscriptions; PAN-OS 8.1, with over 60 new features; several new models of appliances, including the PA-3200 series, which increase SSL decryption throughput, bring higher performance and capacity for securing large data centers, and provide additional capabilities for managing large firewall deployments; and Traps 5.0, which included a cloud-delivered management service and integration with our Logging Service to allow for the collection of detailed endpoint event data. We also expanded the capabilities of our platform with extended protections to the GCP and enhanced capabilities for AWS and Azure environments to enable customers to easily integrate with their cloud infrastructure and workloads in multi-cloud environments. Additionally, we acquired Evident.io, Inc. (“Evident.io”), which has expanded our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology, and Cyber Secdo Ltd. (“Secdo”), which expands the functionality of Traps, as well as other capabilities of our platform, by adding endpoint detection and response capabilities, including unique data collection and visualization.
We plan to continue to significantly invest in our research and development effort as we evolve and extend the capabilities of our platform, including our Application Framework. Application Framework is cloud-based and extends the capabilities of our Security Operating Platform by offering a SaaS consumption model that allows our end-customers to evaluate and deploy new capabilities via security applications developed by our engineering team, as well as those built by third-party developers and other security industry vendors. Under this consumption model, our end-customers will be able to rapidly implement cloud-based security applications without having to deploy or manage additional appliances or software agents. We continue to make progress in the development of Application Framework and made it generally available for third-party applications in August 2018, with the first third-party applications expected in the future.
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
Sales, Customer Support and Marketing
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. As of July 31, 2018, we had more than 54,000 end-customers worldwide. No single end-customer accounted for more than 10% of our total revenue in fiscal 2018, 2017, or 2016.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2018, 67.1% of our total revenue was derived from sales to three distributors.
We also sell our VM-Series virtual firewalls directly to end-customers through Amazon’s AWS Marketplace, Microsoft’s Azure Marketplace, and Google’s Cloud Platform Marketplace under a usage-based licensing model.
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
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2018, we had more than 4,900 channel partners.
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
Employees
As of July 31, 2018, we had 5,348 employees. Competition for qualified personnel in our industry is intense, and we believe that our future success depends in part on our continued ability to hire, motivate, and retain such personnel.
Segment and Geographic Information
We are organized and operate in a single reportable segment, with 68.6% of our total revenue in fiscal 2018 from the Americas, 19.3% from Europe, the Middle East, and Africa (“EMEA”), and 12.1% from Asia Pacific and Japan (“APAC”). Refer to Note 16. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for more information about segments and revenue and assets by geographic region.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount and number of end-customers have increased significantly, and we expect both to continue to grow over the next year. For example, from the end of fiscal 2017 to the end of fiscal 2018, our headcount increased from 4,562 to 5,348 employees, and our number of end-customers increased from more than 42,500 to more than 54,000. In addition, as we have grown, we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and even though we have experienced growth, we expect variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end-customers or sell additional products and subscriptions to our existing end-customers;

•	the budgeting cycles, seasonal buying patterns, and purchasing practices of our end-customers;

•	changes in end-customer, distributor or reseller requirements, or market needs;

•	price competition;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers and strategic partnerships entered into by and between our competitors;

•	changes in the mix of our products, subscriptions, and support, including changes in multi-year subscriptions and support;

•	our ability to successfully and continuously expand our business domestically and internationally;

•	changes in the growth rate of the enterprise security market;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;

•	lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;

•	our inability to execute, complete or integrate efficiently any acquisitions that we may undertake;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;

•	our ability to increase the size and productivity of our distribution channel;

•	decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	changes in end-customer penetration or attach and renewal rates for our subscriptions;

•	timing of revenue recognition and revenue deferrals;

•	our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs;

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

•
political, economic and social instability caused by the referendum in June 2016, in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”) and the U.K. government subsequently notified the E.U. of its withdrawal, which is commonly referred to as “Brexit,” continued hostilities in the Middle East, terrorist activities, and any disruption these events may cause to the broader global industrial economy; and

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of “Brexit,” uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 29.0% and 27.8% in fiscal 2018 and fiscal 2017, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $984.6 million as of July 31, 2018. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. generally accepted accounting principles (“GAAP”) due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 61.7% of total revenue in fiscal 2018, 59.7% of total revenue in fiscal 2017, and 51.3% of total revenue in fiscal 2016. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The occurrence of any such problem in our products and subscriptions, whether real or perceived, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and

•	litigation, regulatory inquiries, or investigations, each of which may be costly and harm our reputation.
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
Our classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories may falsely detect, report and act on applications, content, or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products and subscriptions, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives may impair the perceived reliability of our products and subscriptions and may therefore adversely impact market acceptance of our products and subscriptions. If our products and subscriptions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
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
If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security market, our competitive position and prospects will be harmed.
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
Additionally, we must commit significant resources to developing new platform features before knowing whether our investments will result in products, subscriptions, and platform features the market will accept. The success of new platform features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and platform features from those of our competitors, and market acceptance of these products, services and platform features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
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
We depend on manufacturing partners, primarily Flex, our EMS provider, as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed potential, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. Each of these factors could severely impair our ability to fulfill orders.
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
Our manufacturing partners typically fulfill our supply requirements on the basis of individual purchase orders. We do not have long-term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements and the prices we pay for manufacturing services could be increased on short notice. Our contract with Flex permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change manufacturing partners, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
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
These and other factors could harm our future international revenues and, consequently, materially impact our business, operating results, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, the U.K.’s notification of its intention to leave the E.U. creates an uncertain political and economic environment in the U.K. and potentially across other E.U. member states for the foreseeable future, including during any period while the terms of any U.K. exit from the E.U. are being negotiated and/or during any transitional period connected to the U.K.’s eventual withdrawal from the E.U. Any agreements arising out of negotiations which the U.K. government makes to retain access to E.U. markets either during a transitional period or more permanently may lead to greater restrictions on the free movement of goods, services, people and capital between the U.K. and the remaining E.U. member states. Our financial condition and operating results in the U.K. and the E.U. may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees all possibly having a material adverse impact on our business, prospects, financial condition and/or operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $288.5 million. For more information on our hedging transactions, refer to Note 4. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For fiscal 2018, three distributors represented 67.1% of our total revenue, and as of July 31, 2018, four distributors represented 71.9% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, and in April 2018, we acquired Secdo. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful and timely manner is still relatively unproven. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
Although we monitor our use of open source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and subscriptions. From time to time, there have been claims against companies that distribute or use open source software in their products and subscriptions, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products and subscriptions on terms that are not economically feasible, to reengineer our products and subscriptions, to discontinue the sale of our products and subscriptions if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.
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
We incorporate technology that we license from third parties, including software, into our products and subscriptions. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products and subscriptions. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them. We may also be subject to additional fees or be required to obtain new licenses if any of our licensors allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses, and such licenses may not be available on terms acceptable to us or at all. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or claims against us by our licensors, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and subscriptions containing such technology would be severely limited, and our business could be harmed. Additionally, if we are unable to license necessary technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and we may be required to use alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and subscriptions and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.
We face risks associated with having operations and employees located in Israel.
As a result of our acquisitions of Cyvera, LightCyber, and Secdo, we have an office and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than E.U. laws that previously applied. In the U.K., a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.
Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized acquisition, use or other processing, could result in consequences such as enforcement actions and regulatory investigations against us, fines, public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the E.U., the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or uses of data, and may require significant expenditures and efforts in order to comply. Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and in July 2018, we issued 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”); any conversion of some or all of either series of Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.” The holders of the Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
We have a corporate structure aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and operating results could be adversely affected.
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in domestic and international tax laws that negatively impact the structure, including, but not limited to, the U.S. tax reform legislation enacted into law on December 22, 2017, and commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) and guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted. In addition, we continue to evaluate our corporate structure in light of current and pending tax legislation, and any changes to our corporate structure may require us to incur additional expenses and may impact our overall effective tax rate.
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

In addition, our future income tax obligations could be adversely affected by changes in tax laws in the United States or in other jurisdictions in which we operate. In the United States, the TCJA contains many significant changes to the U.S. federal income tax laws, the consequences of which, to us, have not yet been fully determined and which could have material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. Furthermore, changes to the taxation of undistributed foreign earnings, if any, could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flows, operating results, or financial condition.
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
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions could harm our business, operating results, and financial condition.
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
Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes, repurchase the Notes upon a fundamental change or repay the Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes of either series will have the right under the applicable indenture governing the Notes to require us to repurchase all or a portion of their Notes of such series upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date. In addition, upon conversion of the Notes of either series, we will be required to make cash payments for each $1,000 in principal amount of such Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values for such series of Notes. Moreover, we will be required to repay the Notes in cash at their respective maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Notes surrendered or pay cash with respect to such Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of either series of Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the relevant indenture governing such Notes or to pay cash upon conversion of such Notes as required by the relevant indenture would constitute a default under such indenture. A default under the relevant indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the applicable indenture governing such series of Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing such Notes that could have the effect of diminishing our ability to make payments on such Notes when due. While the terms of any future indebtedness we may incur could restrict our ability to incur additional indebtedness, any such restrictions will indirectly benefit holders of the applicable series of Notes only to the extent any such indebtedness or credit facility is not repaid or does not mature while such Notes are outstanding.
Risks Related to Our Common Stock
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
The market price of our common stock has been volatile since our initial public offering (“IPO”). Since shares of our common stock were sold in our IPO in July 2012 at a price of $42.00 per share, the reported high and low sales prices of our common stock has ranged from $232.31 to $39.08, through August 30, 2018. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors, whether as a result of our forward- looking statements, our failure to meet such expectations or otherwise;

•	inaccurate or unfavorable research reports about our business and industry published by securities analysts or reduced coverage of our company by securities analysts;

•	litigation involving us, our industry, or both;

•	actions instituted by activist shareholders or others;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales or repurchases of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders;

•	sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us;

•	hedging or arbitrage trading activity involving our common stock as a result of the existence of the Notes;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
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
In connection with the sale of each series of Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with certain counterparties. In connection with each such sale of the Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “Warrants”) for the purchase of our common stock. The Note Hedges are expected generally to reduce the potential dilution to our common stock upon any conversion of either series of Notes and/or offset any cash payments we are required to make in excess of the principal amount of any such converted Notes of the applicable series. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants unless, subject to certain conditions, we elect to cash settle such Warrants.
The applicable counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so during any applicable observation period related to a conversion of such Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes of a series, which could affect a Note holder’s ability to convert its Notes of such series and, to the extent the activity occurs during any observation period related to a conversion of such Notes, it could affect the amount and value of the consideration that such Note holder will receive upon conversion of such Notes of such series.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of either series of Notes or our common stock. In addition, we do not make any representation that the counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
While we were able to determine in our management’s report for fiscal 2018 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
Our charter documents and Delaware law, as well as certain provisions contained in the indentures governing the Notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of management. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Additionally, certain provisions contained in the applicable indenture governing each series of Notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions contained in the applicable indenture governing each series of Notes also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Santa Clara, California where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease a total of approximately 422,000 square feet of space at two other locations in Santa Clara, which collectively served as our previous corporate headquarters through August 2017, when we relocated to our current campus. Approximately 122,000 square feet of our previous corporate headquarters space is being sublet, and the remaining 300,000 square feet of space is being actively marketed for sublease. The leases for our previous corporate headquarters expire in April 2021 and July 2023. We also lease space for personnel in locations throughout the United States and various international locations, including Israel, the Netherlands, Singapore, Japan, France, and Australia. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 9. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.
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
Holders of Record
As of August 30, 2018, there were 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NYSE:

	High	Low
Year Ended July 31, 2017
First Quarter	$163.01	$124.74
Second Quarter	$165.69	$123.57
Third Quarter	$157.65	$107.31
Fourth Quarter	$143.90	$108.15
Year Ended July 31, 2018
First Quarter	$153.35	$126.56
Second Quarter	$160.83	$135.85
Third Quarter	$197.20	$148.41
Fourth Quarter	$219.38	$189.84
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
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during fiscal 2018 other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares repurchased under our share repurchase program during the three months ended July 31, 2018. Between May 1, 2018 and May 31, 2018 and between July 1, 2018 and July 31, 2018, shares of restricted common stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods was $201.75 and $214.06, respectively. The number of shares delivered to satisfy tax withholding requirements in these periods was not significant.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2018. This performance graph assumes $100 was invested on July 31, 2013, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017	7/31/2018
Palo Alto Networks, Inc.	$100.00	$165.22	$379.71	$267.45	$269.27	$405.11
NYSE Composite Index	$100.00	$112.21	$113.85	$112.83	$125.20	$135.62
NYSE Arca Tech 100 Index	$100.00	$121.52	$134.84	$136.19	$167.97	$209.74

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2018, 2017, and 2016 and consolidated balance sheet data as of July 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2015 and 2014 and consolidated balance sheet data as of July 31, 2016, 2015, and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2018	2017	2016	2015	2014
	(in millions)
Selected Consolidated Statements of Operations Data:
Total revenue	$2,273.1	$1,761.6	$1,378.5	$928.1	$598.2
Total gross profit	1,627.8	1,285.0	1,008.5	676.6	438.6
Operating loss	(129.1)	(179.8)	(157.3)	(99.8)	(196.2)
Net loss	$(147.9)	$(216.6)	$(192.7)	$(131.3)	$(207.4)
Net loss per share, basic and diluted	$(1.61)	$(2.39)	$(2.21)	$(1.61)	$(2.79)
Weighted-average shares used to compute net loss per share, basic and diluted	91.7	90.6	87.1	81.6	74.3

	July 31,
	2018	2017	2016	2015	2014
	(in millions)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,506.9	$744.3	$734.4	$375.8	$653.8
Investments	1,444.0	1,420.0	1,204.0	952.0	320.6
Working capital(1)	1,992.6	775.0	927.2	79.3	630.9
Total assets	5,823.0	3,438.3	2,858.2	2,026.1	1,502.6
Total deferred revenue	2,364.9	1,773.5	1,240.8	713.7	422.6
Convertible senior notes, net(1)	1,920.1	524.7	500.2	476.8	454.6
Common stock and additional paid-in capital	1,967.4	1,599.7	1,515.5	988.7	804.4
Total stockholders’ equity	$966.4	$759.6	$894.9	$559.7	$506.7
______________

(1)
The net carrying amount of the 2019 Notes was classified as a current liability in our consolidated balance sheets as of July 31, 2018 and July 31, 2015, and was classified as a long-term liability for all other periods presented. The net carrying amount of the 2023 Notes was classified as a long-term liability as of July 31, 2018. Refer to Note 8. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. A summary of our GAAP and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2018 to 2017 and fiscal 2017 to 2016.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2018, including expected payment schedules.

•	Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next generation of security through our innovative Security Operating Platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to pursue transformative digital initiatives, like public cloud and mobility, that grow their business, while maintaining the visibility and control needed to protect their valued data and critical control systems. We believe the architecture of our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone hardware and software security products, and consists of four primary security capabilities:

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

•
Other security services, such as WildFire, Threat Prevention, URL Filtering, and GlobalProtect subscriptions that are delivered as attached software services to our appliances, as well as applications delivered in connection with our Application Framework, such as AutoFocus, Magnifier, and Logging Service that are delivered as SaaS applications.

For fiscal 2018, 2017, and 2016, total revenue was $2.3 billion, $1.8 billion, and $1.4 billion, respectively, representing year-over-year growth of 29.0% for fiscal 2018 and 27.8% for fiscal 2017. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of July 31, 2018, we had more than 54,000 end-customers in over 150 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $871.5 million or 38.3% of total revenue for fiscal 2018, representing year-over-year growth of 22.9%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $1.4 billion or 61.7% of total revenue for fiscal 2018, representing year-over-year growth of 33.2%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. We introduced several new offerings during fiscal 2018, including:

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
We also expanded the capabilities of our platform with extended protections to the GCP and enhanced capabilities for AWS and Azure environments to enable customers to easily integrate with their cloud infrastructure and workloads in multi-cloud environments. Further, in March 2018, we acquired Evident.io, which has expanded our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology, and, in April 2018, we acquired Secdo, which expands the functionality of Traps, as well as other capabilities of our platform, by adding endpoint detection and response capabilities, including unique data collection and visualization.
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

	Year Ended July 31,
	2018	2017	2016
	(dollars in millions)
Total revenue	$2,273.1	$1,761.6	$1,378.5
Total revenue year-over-year percentage increase	29.0%	27.8%	48.5%
Gross margin	71.6%	72.9%	73.2%
Operating loss	$(129.1)	$(179.8)	$(157.3)
Operating margin	(5.7)%	(10.2)%	(11.4)%
Billings	$2,860.2	$2,293.4	$1,905.6
Billings year-over-year percentage increase	24.7%	20.4%	56.3%
Cash flow provided by operating activities	$1,037.0	$868.5	$658.6
Free cash flow (non-GAAP)	$925.0	$705.1	$586.1

	July 31,
	2018	2017
	(in millions)
Total deferred revenue	$2,364.9	$1,773.5
Cash, cash equivalents, and investments	$3,950.9	$2,164.3

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

	Year Ended July 31,
	2018	2017	2016
	(in millions)
Billings:
Total revenue	$2,273.1	$1,761.6	$1,378.5
Add: change in total deferred revenue, net of acquired deferred revenue	587.1	531.8	527.1
Billings	$2,860.2	$2,293.4	$1,905.6

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

	Year Ended July 31,
	2018	2017	2016
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,037.0	$868.5	$658.6
Less: purchases of property, equipment, and other assets	112.0	163.4	72.5
Free cash flow (non-GAAP)	$925.0	$705.1	$586.1
Net cash used in investing activities	$(520.0)	$(472.6)	$(338.9)
Net cash provided by (used in) financing activities	$1,245.6	$(386.0)	$38.9

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$871.5	38.3%	$709.1	40.3%	$670.8	48.7%
Subscription and support	1,401.6	61.7%	1,052.5	59.7%	707.7	51.3%
Total revenue	2,273.1	100.0%	1,761.6	100.0%	1,378.5	100.0%
Cost of revenue:
Product	272.4	12.0%	201.4	11.4%	175.4	12.7%
Subscription and support	372.9	16.4%	275.2	15.7%	194.6	14.1%
Total cost of revenue(1)	645.3	28.4%	476.6	27.1%	370.0	26.8%
Total gross profit	1,627.8	71.6%	1,285.0	72.9%	1,008.5	73.2%
Operating expenses:
Research and development	400.7	17.6%	347.4	19.7%	284.2	20.6%
Sales and marketing	1,098.4	48.4%	919.1	52.2%	743.2	53.9%
General and administrative	257.8	11.3%	198.3	11.2%	138.4	10.1%
Total operating expenses(1)	1,756.9	77.3%	1,464.8	83.1%	1,165.8	84.6%
Operating loss	(129.1)	(5.7)%	(179.8)	(10.2)%	(157.3)	(11.4)%
Interest expense	(29.6)	(1.3)%	(24.5)	(1.4)%	(23.4)	(1.7)%
Other income, net	28.5	1.3%	10.2	0.6%	8.4	0.6%
Loss before income taxes	(130.2)	(5.7)%	(194.1)	(11.0)%	(172.3)	(12.5)%
Provision for income taxes	17.7	0.8%	22.5	1.3%	20.4	1.5%
Net loss	$(147.9)	(6.5)%	$(216.6)	(12.3)%	$(192.7)	(14.0)%
______________

(1)	Includes share-based compensation as follows:

	Year Ended July 31,
	2018	2017	2016
	(in millions)
Cost of product revenue	$7.0	$7.3	$6.2
Cost of subscription and support revenue	66.7	56.2	40.9
Research and development	145.2	152.6	132.9
Sales and marketing	208.0	186.5	152.4
General and administrative	77.0	73.1	60.5
Total share-based compensation	$503.9	$475.7	$392.9

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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$871.5	$709.1	$162.4	22.9%	$709.1	$670.8	$38.3	5.7%
Product revenue increased year-over-year for both fiscal 2018 and fiscal 2017 due to increased demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$759.6	$550.8	$208.8	37.9%	$550.8	$357.0	$193.8	54.3%
Support	642.0	501.7	140.3	28.0%	501.7	350.7	151.0	43.1%
Total subscription and support	$1,401.6	$1,052.5	$349.1	33.2%	$1,052.5	$707.7	$344.8	48.7%
Subscription and support revenue increased year-over-year for both fiscal 2018 and fiscal 2017. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$1,558.7	$1,237.4	$321.3	26.0%	$1,237.4	$973.2	$264.2	27.1%
EMEA	439.3	320.1	119.2	37.2%	320.1	247.1	73.0	29.5%
APAC	275.1	204.1	71.0	34.8%	204.1	158.2	45.9	29.0%
Total revenue	$2,273.1	$1,761.6	$511.5	29.0%	$1,761.6	$1,378.5	$383.1	27.8%
With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for both fiscal 2018 and fiscal 2017 due to its larger and more established sales force compared to our other theaters. Revenue from both EMEA and APAC increased year-over-year for both fiscal 2018 and fiscal 2017 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$272.4	$201.4	$71.0	35.3%	$201.4	$175.4	$26.0	14.8%
Number of employees at period end	97	96	1	1.0%	96	91	5	5.5%
Cost of product revenue increased year-over-year for both fiscal 2018 and fiscal 2017 primarily due to higher product costs related to our newly introduced appliances.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$372.9	$275.2	$97.7	35.5%	$275.2	$194.6	$80.6	41.4%
Number of employees at period end	932	725	207	28.6%	725	539	186	34.5%

Cost of subscription and support revenue increased for fiscal 2018 compared to fiscal 2017 primarily due to an increase in personnel costs for our global customer support and technical operations organizations, which grew $53.5 million to $208.9 million, primarily due to headcount growth. The remaining increase was primarily due to data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings, costs to expand our customer service capabilities, and allocated costs. The increase in allocated costs was primarily due to our expansion of facilities to support the growth of our business.
Cost of subscription and support revenue increased for fiscal 2017 compared to fiscal 2016 primarily due to an increase in personnel costs, which grew $45.3 million to $155.4 million, largely due to headcount growth. The remaining increase was primarily driven by costs to expand our customer service capabilities and infrastructure, customer support and repair costs, and allocated costs. The increase in allocated costs was primarily due to our expansion of facilities to support the growth of our business.
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

	Year Ended July 31,
	2018		2017		2016
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$599.1	68.7%	$507.7	71.6%	$495.4	73.9%
Subscription and support	1,028.7	73.4%	777.3	73.9%	513.1	72.5%
Total gross profit	$1,627.8	71.6%	$1,285.0	72.9%	$1,008.5	73.2%
Product gross margin decreased year-over-year for both fiscal 2018 and fiscal 2017, driven by higher product costs related to our newly introduced appliances, which have lower product margins.
Subscription and support gross margin decreased slightly for fiscal 2018 compared to fiscal 2017, primarily due to higher data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings and costs to expand our customer service capabilities, partially offset by a decrease in customer support and repair costs. Subscription and support gross margin increased for fiscal 2017 compared to fiscal 2016 due to contributions from our higher margin subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2018, we expect to recognize approximately $1.1 billion of share-based compensation expense over a weighted-average period of approximately 3.0 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$400.7	$347.4	$53.3	15.3%	$347.4	$284.2	$63.2	22.2%
Number of employees at period end	947	766	181	23.6%	766	637	129	20.3%
Research and development expense increased year-over-year for both fiscal 2018 and fiscal 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $36.8 million to $330.9 million for fiscal 2018 compared to fiscal 2017 and grew $46.4 million to $286.0 million for fiscal 2017 compared to fiscal 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increase for fiscal 2018 was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business. The remaining increase for fiscal 2017 was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and development costs related to investments in our new and future offerings.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$1,098.4	$919.1	$179.3	19.5%	$919.1	$743.2	$175.9	23.7%
Number of employees at period end	2,704	2,418	286	11.8%	2,418	2,092	326	15.6%
Sales and marketing expense increased year-over-year for both fiscal 2018 and fiscal 2017. The increase in both periods was primarily due to an increase in personnel costs, which grew $137.7 million to $853.8 million for fiscal 2018 compared to fiscal 2017 and grew $145.0 million to $716.1 million for fiscal 2017 compared to fiscal 2016. The increases in personnel costs in both periods were primarily due to headcount growth. The remaining increase for fiscal 2018 was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business. The remaining increase for fiscal 2017 was primarily driven by an increase in allocated costs, due to our expansion of facilities to support the growth of our business, and an increase in demand generation activities and sales related events to support our revenue growth.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$257.8	$198.3	$59.5	30.0%	$198.3	$138.4	$59.9	43.3%
Number of employees at period end	668	557	111	19.9%	557	436	121	27.8%

General and administrative expense increased for fiscal 2018 compared to fiscal 2017 primarily due to a cease-use loss of $39.2 million recognized on the lease of our previous headquarter facilities during fiscal 2018. Refer to Note 9. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information. The remaining increase was primarily driven by costs related to business acquisitions completed during fiscal 2018, an increase in personnel costs, and increase in allocated costs due to our expansion of facilities to support the growth of our business. Personnel costs grew $10.2 million to $138.7 million for fiscal 2018 compared to fiscal 2017, largely due to headcount growth. These increases were partially offset by a decrease in impairment losses due to the $20.9 million loss recognized in fiscal 2017 on property and equipment related to the relocation of our corporate headquarters.
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
Interest Expense
Interest expense primarily consists of non-cash interest expense from the amortization of the debt discount and debt issuance costs related to our 2019 Notes and 2023 Notes, and also includes the contractual interest expense related to our 2023 Notes.

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Interest expense	$29.6	$24.5	$5.1	20.8%	$24.5	$23.4	$1.1	4.7%
Interest expense increased for fiscal 2018 compared to fiscal 2017 primarily due to interest expense recognized on the 2023 Notes issued in July 2018. We expect interest expense to increase in fiscal 2019 due to interest expense to be incurred on the 2023 Notes, partially offset by a reduction in interest expense on the 2019 Notes due to conversions before or upon maturity. Interest expense recognized in fiscal 2017 and fiscal 2016 was primarily related to the 2019 Notes. Refer to Note 8. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$28.5	$10.2	$18.3	179.4%	$10.2	$8.4	$1.8	21.4%
Other income, net increased for fiscal 2018 compared to fiscal 2017 primarily driven by a $12.4 million increase in interest income, largely due to higher cash, cash equivalents, and investments balances and higher yields on these balances during fiscal 2018, and an increase in foreign currency remeasurement gains. Other income, net increased for fiscal 2017 compared to fiscal 2016 due to an increase in interest income, partially offset by increased foreign currency remeasurement losses.
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

	Year Ended July 31,				Year Ended July 31,
	2018	2017	Change		2017	2016	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Provision for income taxes	$17.7	$22.5	$(4.8)	(21.3)%	$22.5	$20.4	$2.1	10.3%
Effective tax rate	(13.6)%	(11.6)%			(11.6)%	(11.8)%
We recorded an income tax provision for fiscal 2018 due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. The provision for income taxes decreased for fiscal 2018 compared to fiscal 2017 primarily due to changes in valuation allowance related to the acquisition of Evident.io and future benefits from alternative minimum tax credits under the TCJA.
During the year ended July 31, 2018, we recognized provisional amounts for the tax effects of the TCJA which were included as components of income tax expense and reflected in the effective tax rates above. We will continue to assess the impact of the TCJA on our business and our consolidated financial statements, however, the final impact of the TCJA may differ from the provisional amounts due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting. Refer to Note 12. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information on the TCJA and its expected impact.
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
Liquidity and Capital Resources

	July 31,
	2018	2017
	(in millions)
Working capital(1)	$1,992.6	$775.0
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,506.9	744.3
Investments	1,444.0	1,420.0
Total cash, cash equivalents, and investments	$3,950.9	$2,164.3
______________

(1)
The net carrying amount of the 2019 Notes was classified in current liabilities in our consolidated balance sheets as of July 31, 2018. Refer to Note 8. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.

As of July 31, 2018, our total cash, cash equivalents, and investments of $4.0 billion were held for general corporate purposes, of which approximately $271.4 million was held outside of the United States. As of July 31, 2018, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings were not material as of July 31, 2018.
In June 2014, we issued the 2019 Notes with an aggregate principal amount of $575.0 million and in July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. As of July 31, 2018, all of the outstanding aggregate principal amount of the Notes of each series remained outstanding. The 2019 Notes and the 2023 Notes mature on July 1, 2019 and July 1, 2023, respectively; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity dates. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. Refer to Note 8.

Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes. Subsequent to July 31, 2018, through the filing date of this Annual Report on Form 10-K, $327.3 million in principal amount of the 2019 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending October 31, 2018.
On September 4, 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. Refer to Note 18. Subsequent Event in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
In August 2016, our board of directors authorized a $500.0 million share repurchase and, in February 2017, authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time. As of July 31, 2018, $330.0 million was available for future share repurchases under the repurchase authorization. Refer to Note 10. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on the repurchase authorization.
The following table summarizes our cash flows for the years ended July 31, 2018, 2017, and 2016:

	Year Ended July 31,
	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$1,037.0	$868.5	$658.6
Net cash used in investing activities	(520.0)	(472.6)	(338.9)
Net cash provided by (used in) financing activities	1,245.6	(386.0)	38.9
Net increase in cash and cash equivalents	$1,762.6	$9.9	$358.6
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
Cash provided by operating activities in fiscal 2018 was $1,037.0 million, an increase of $168.5 million compared to fiscal 2017. The increase was due to growth of our business, as reflected by an increase in billings during fiscal 2018.
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
Cash used in investing activities during fiscal 2018 was $520.0 million, an increase of $47.4 million compared to fiscal 2017, due to an increase in net cash payments for acquisitions, partially offset by lower net purchases of available-for-sale investments and capital expenditures.
Cash used in investing activities during fiscal 2017 was $472.6 million, an increase of $133.7 million compared to fiscal 2016, due to increased investment in facilities to support the growth of our business and a net cash payment of $90.7 million for our acquisition of LightCyber, partially offset by lower net purchases of available-for-sale investments during fiscal 2017.

Financing Activities
Our financing activities have consisted of net proceeds from the issuance of the Notes and related transactions, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash provided by financing activities during fiscal 2018 was $1,245.6 million, an increase of $1,631.6 million compared to fiscal 2017. The increase was mainly due to net proceeds of $1,495.8 million from the issuance of the 2023 Notes, issuance of warrants, and purchase of note hedges, partially offset by an increase in payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during fiscal 2018.
Cash used in financing activities during fiscal 2017 was $386.0 million, a change of $424.9 million compared to fiscal 2016, due to the repurchase of $411.0 million of our common stock and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards of $21.4 million during fiscal 2017.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$575.0	$575.0	$—	$—	$—
0.75% Convertible Senior Notes due 2023	1,693.0	—	—	1,693.0	—
Operating lease obligations(2)	540.6	66.3	132.2	118.3	223.8
Purchase obligations(3)	146.3	138.3	8.0	—	—
Total(4)	$2,954.9	$779.6	$140.2	$1,811.3	$223.8
______________

(1)
As of July 31, 2018, holders may convert their 2019 Notes at any time during the fiscal quarter ending October 31, 2018. Refer to Note 8. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $14.0 million, which consists of $5.0 million to be received in less than one year, and $9.0 million to be received in one to three years. Refer to Note 9. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum purchase commitments for our use of certain cloud services with a third-party provider. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of July 31, 2018, we had approximately $78.9 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies described in Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K, the critical accounting policies requiring estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.
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
Accounting standards require companies to recognize the effect of tax law changes in the period of enactment. However, the SEC staff and FASB issued guidance that allows companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. In accordance with this guidance, we have determined the amounts recorded and positions taken, as discussed, are provisional as of July 31, 2018. We continue to assess the impacts of the TCJA, and the final impact of the TCJA recorded by us may differ from the provisional amounts due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting.

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

Cease-use Loss
Upon exiting a leased property before the lease term expires, we assess the fair value of our remaining obligation under the lease and record a cease-use loss, if needed. The cease-use loss is calculated as the present value of the amount by which the remaining lease obligation, adjusted for the effects of any deferred items recognized under the lease and related costs, exceeds the estimated sublease rentals that could be reasonably obtained. The key assumptions used in our discounted cash flow model include the amount and timing of estimated sublease rental receipts and the discount rate. The cease-use loss recorded or to be recorded may change significantly as a result of the remeasurement of the cease-use liability, if the timing or amount of estimated cash flows change.
Recent Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Singapore dollar, Israeli shekel, and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2018 would not be material to our financial condition or results of operations. As of July 31, 2018, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. We enter into foreign currency derivative contracts with maturities of 14 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 4. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2018 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
Market Risk and Market Interest Risk
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and, in July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”). We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of either series of Notes, when the market price of our common stock fluctuates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Jose, California
September 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2018, and the related notes and our report dated September 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
September 13, 2018

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,506.9	$744.3
Short-term investments	896.5	630.7
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.7 at July 31, 2018 and July 31, 2017, respectively	467.3	432.1
Prepaid expenses and other current assets	261.3	169.2
Total current assets	4,132.0	1,976.3
Property and equipment, net	273.1	211.1
Long-term investments	547.5	789.3
Goodwill	522.8	238.8
Intangible assets, net	140.8	53.7
Other assets	206.8	169.1
Total assets	$5,823.0	$3,438.3
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$49.4	$35.5
Accrued compensation	163.7	117.5
Accrued and other liabilities	107.0	79.9
Deferred revenue	1,268.9	968.4
Convertible senior notes, net	550.4	—
Total current liabilities	2,139.4	1,201.3
Convertible senior notes, net	1,369.7	524.7
Long-term deferred revenue	1,096.0	805.1
Other long-term liabilities	229.6	147.6
Commitments and contingencies (Note 9)
Temporary equity	21.9	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2018 and July 31, 2017	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 93.6 and 91.5 shares issued and outstanding at July 31, 2018 and July 31, 2017, respectively	1,967.4	1,599.7
Accumulated other comprehensive loss	(16.4)	(3.4)
Accumulated deficit	(984.6)	(836.7)
Total stockholders’ equity	966.4	759.6
Total liabilities, temporary equity, and stockholders’ equity	$5,823.0	$3,438.3

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2018	2017	2016
Revenue:
Product	$871.5	$709.1	$670.8
Subscription and support	1,401.6	1,052.5	707.7
Total revenue	2,273.1	1,761.6	1,378.5
Cost of revenue:
Product	272.4	201.4	175.4
Subscription and support	372.9	275.2	194.6
Total cost of revenue	645.3	476.6	370.0
Total gross profit	1,627.8	1,285.0	1,008.5
Operating expenses:
Research and development	400.7	347.4	284.2
Sales and marketing	1,098.4	919.1	743.2
General and administrative	257.8	198.3	138.4
Total operating expenses	1,756.9	1,464.8	1,165.8
Operating loss	(129.1)	(179.8)	(157.3)
Interest expense	(29.6)	(24.5)	(23.4)
Other income, net	28.5	10.2	8.4
Loss before income taxes	(130.2)	(194.1)	(172.3)
Provision for income taxes	17.7	22.5	20.4
Net loss	$(147.9)	$(216.6)	$(192.7)
Net loss per share, basic and diluted	$(1.61)	$(2.39)	$(2.21)
Weighted-average shares used to compute net loss per share, basic and diluted	91.7	90.6	87.1

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2018	2017	2016
Net loss	$(147.9)	$(216.6)	$(192.7)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(7.5)	(4.3)	1.1
Change in unrealized gains (losses) on cash flow hedges	(5.5)	(0.1)	—
Other comprehensive income (loss)	(13.0)	(4.4)	1.1
Comprehensive loss	$(160.9)	$(221.0)	$(191.6)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2015	84.8	$988.7	$(0.1)	$(428.9)	$559.7
Net loss	—	—	—	(192.7)	(192.7)
Other comprehensive income	—	—	1.1	—	1.1
Issuance of common stock in connection with employee equity incentive plans and related excess tax benefit	5.7	45.8	—	—	45.8
Share-based compensation for equity based awards	—	393.1	—	—	393.1
Temporary equity reclassification	—	87.9	—	—	87.9
Balance as of July 31, 2016	90.5	1,515.5	1.0	(621.6)	894.9
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	2.0	—	1.5	3.5
Net loss	—	—	—	(216.6)	(216.6)
Other comprehensive loss	—	—	(4.4)	—	(4.4)
Issuance of common stock in connection with employee equity incentive plans	4.3	46.3	—	—	46.3
Repurchase and retirement of common stock	(3.3)	(420.1)	—	—	(420.1)
Taxes paid related to net share settlement of equity awards	—	(21.4)	—	—	(21.4)
Share-based compensation for equity based awards	—	477.4	—	—	477.4
Balance as of July 31, 2017	91.5	1,599.7	(3.4)	(836.7)	759.6
Net loss	—	—	—	(147.9)	(147.9)
Other comprehensive loss	—	—	(13.0)	—	(13.0)
Issuance of common stock in connection with employee equity incentive plans	3.8	55.0	—	—	55.0
Repurchase and retirement of common stock	(1.7)	(250.0)	—	—	(250.0)
Taxes paid related to net share settlement of equity awards	—	(43.7)	—	—	(43.7)
Share-based compensation for equity based awards	—	502.5	—	—	502.5
Temporary equity reclassification	—	(21.9)	—	—	(21.9)
Equity component of convertible senior notes, net	—	312.4	—	—	312.4
Issuance of warrants	—	145.4	—	—	145.4
Purchase of note hedges	—	(332.0)	—	—	(332.0)
Balance as of July 31, 2018	93.6	$1,967.4	$(16.4)	$(984.6)	$966.4

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(147.9)	$(216.6)	$(192.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity based awards	496.7	474.5	392.8
Depreciation and amortization	96.4	59.8	42.8
Cease-use loss and asset impairment related to facility exit	41.1	20.9	—
Amortization of debt discount and debt issuance costs	28.8	24.5	23.4
Amortization of investment premiums, net of accretion of purchase discounts	0.5	2.7	3.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(33.0)	(82.9)	(136.4)
Prepaid expenses and other assets	(125.5)	(48.1)	(31.2)
Accounts payable	3.7	5.9	15.1
Accrued compensation	44.2	42.8	(6.3)
Accrued and other liabilities	44.9	53.2	21.0
Deferred revenue	587.1	531.8	527.1
Net cash provided by operating activities	1,037.0	868.5	658.6
Cash flows from investing activities
Purchases of investments	(725.7)	(995.9)	(1,037.0)
Proceeds from sales of investments	—	—	141.9
Proceeds from maturities of investments	691.8	777.4	628.7
Business acquisitions, net of cash acquired	(374.1)	(90.7)	—
Purchases of property, equipment, and other assets	(112.0)	(163.4)	(72.5)
Net cash used in investing activities	(520.0)	(472.6)	(338.9)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net	1,682.4	—	—
Proceeds from issuance of warrants	145.4	—	—
Purchase of note hedges	(332.0)	—	—
Repurchases of common stock	(259.1)	(411.0)	—
Proceeds from sales of shares through employee equity incentive plans	52.6	46.4	45.3
Payments for taxes related to net share settlement of equity awards	(43.7)	(21.4)	—
Payment of deferred consideration related to prior year business acquisition	—	—	(6.4)
Net cash provided by (used in) financing activities	1,245.6	(386.0)	38.9
Net increase in cash and cash equivalents	1,762.6	9.9	358.6
Cash and cash equivalents—beginning of period	744.3	734.4	375.8
Cash and cash equivalents—end of period	$2,506.9	$744.3	$734.4
Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$37.8	$—	$11.5
Supplemental disclosures of cash flow information
Cash paid for income taxes	$11.2	$9.0	$7.1

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include all adjustments necessary for a fair presentation of our annual results. All adjustments are of a normal recurring nature. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Principles of Consolidation
The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to the best estimate of selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our property and equipment, identified intangibles and goodwill, future taxable income, manufacturing partner and supplier liabilities, fair value of debt component of convertible notes, cease-use loss related to facility exit, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.
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
Our accounts receivables are primarily derived from our distributors representing various geographical locations. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2018, four distributors represented 27.9%, 21.5%, 11.5%, and 11.0% of our gross accounts receivable. For fiscal 2018, three distributors represented 33.4%, 23.0%, and 10.7% of our total revenue.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each channel partner’s expected ability to pay, and the collection history with each channel partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2018 and 2017, the allowance for doubtful accounts activity was not significant.
Derivatives
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net in our consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
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
Through July 31, 2018, we have not recognized any impairment losses on our goodwill and intangible assets. During the year ended July 31, 2017, we recognized an impairment loss of $20.9 million on property and equipment related to the relocation of our corporate headquarters. We did not recognize any impairment losses on our other long-lived assets during the year ended July 31, 2018, or prior to fiscal 2017.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we could be contractually obligated to purchase manufactured products and components, we generally do not own the manufactured products and components. Product title transfers from our EMS provider to us and immediately to our channel partners upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2018, we have not accrued any significant costs associated with this exposure.
Convertible Senior Notes
In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. When the notes are convertible, the net carrying amount of the notes is classified as a current liability and a portion of the equity component representing the conversion option is reclassified to temporary equity in our consolidated balance sheets. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the notes, excluding debt issuance costs.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $9.8 million, $13.7 million, and $6.6 million, during the years ended July 31, 2018, 2017, and 2016, respectively.
Software Development Costs
Internally developed software includes security software developed to meet our internal needs to provide cloud-based subscription offerings to our end-customers and business software that we customize to meet our specific operational needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three to five years.
The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.
Share-Based Compensation
Compensation expense related to share-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date. We recognize share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award. We recognize share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award and, for awards with performance conditions, when it is probable that the performance condition will be achieved. We account for forfeitures of all share-based payment awards when they occur.
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
Upon exiting a leased property before the lease term expires, we assess the fair value of our remaining obligation under the lease and record a cease-use loss, if needed. The cease-use loss is calculated as the present value of the amount by which the remaining lease obligation, adjusted for the effects of any deferred items recognized under the lease and related costs, exceeds the estimated sublease rentals that could be reasonably obtained. The cease-use loss will be adjusted as a result of the remeasurement of the cease-use liability if the timing or amount of estimated cash flows change.
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
Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us in our first quarter of fiscal 2019 and will be applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the date of adoption. We will adopt the standard in our first quarter of fiscal 2019 and anticipate an increase in accumulated deficit of approximately $28.4 million upon adoption related to the reclassification of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.
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
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The standard also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for us in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”). We will adopt the standard in our first quarter of fiscal 2019 using the full retrospective method.
In preparation for the new standard, we have updated our accounting policies, processes, internal controls over financial reporting, and system requirements. We have also finalized our assessment of the new standard, which will impact our accounting for revenue arrangements in the following areas:

•	removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts;

•	term license revenue associated with our virtual firewalls will be recognized upfront;

•	allocation of revenue related to software due to the removal of the residual method of revenue recognition; and

•	amortization period for incremental costs to obtain customer contracts, which primarily consist of sales commissions.
These changes did not have a material impact on our consolidated financial statements for the fiscal years ended July 31, 2018 and 2017, with the exception of the accounting for incremental costs to obtain customer contracts due to the longer period of amortization. Under the current accounting guidance, we defer and amortize these costs over the term of the related contract. Under the new standard, we will defer and amortize these costs for initial contracts that are not commensurate with renewal commissions over a benefit period of five years, which is typically longer than the initial contract term.

The following tables present the expected impact of adoption of the new standard on our reported results for select consolidated statement of operations and consolidated balance sheet line items (in millions, except per share data):

	Year Ended July 31, 2018			Year Ended July 31, 2017
	As Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Consolidated Statements of Operations
Product revenue	$871.5	$8.3	$879.8	$709.1	$(0.6)	$708.5
Subscription and support revenue	1,401.6	(7.8)	1,393.8	1,052.5	(5.9)	1,046.6
Total revenue	2,273.1	0.5	2,273.6	1,761.6	(6.5)	1,755.1
Total operating expenses	1,756.9	(24.2)	1,732.7	1,464.8	(20.3)	1,444.5
Operating loss	(129.1)	24.9	(104.2)	(179.8)	14.0	(165.8)
Net loss	(147.9)	25.7	(122.2)	(216.6)	13.6	(203.0)
Net loss per share, basic and diluted	$(1.61)	$0.28	$(1.33)	$(2.39)	$0.15	$(2.24)

	July 31, 2018
	As Reported	Impact of Adoption	As Adjusted
Consolidated Balance Sheet
Accounts receivable, net	$467.3	$(0.3)	$467.0
Prepaid expenses and other current assets	261.3	6.8	268.1
Other assets	206.8	119.4	326.2
Accrued and other liabilities	107.0	17.6	124.6
Deferred revenue	1,268.9	(55.3)	1,213.6
Long-term deferred revenue	1,096.0	(30.3)	1,065.7
Accumulated deficit	(984.6)	193.9	(790.7)
The adoption of the standard will not impact net cash flows from operating, investing, or financing activities in our consolidated statements of cash flows. The exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of July 31, 2018 and July 31, 2017 (in millions):

	July 31, 2018				July 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,512.3	$—	$—	$1,512.3	$—	$—	$—	$—
Commercial paper	—	52.0	—	52.0	—	—	—	—
U.S. government and agency securities	—	397.3	—	397.3	—	—	—	—
Total cash equivalents	1,512.3	449.3	—	1,961.6	—	—	—	—
Short-term investments:
Certificates of deposit	—	5.4	—	5.4	—	—	—	—
Non-U.S. government securities	—	20.0	—	20.0	—	—	—	—
Commercial paper	—	22.3	—	22.3	—	—	—	—
Corporate debt securities	—	139.8	—	139.8	—	159.4	—	159.4
U.S. government and agency securities	—	709.0	—	709.0	—	471.3	—	471.3
Total short-term investments	—	896.5	—	896.5	—	630.7	—	630.7
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.4	—	5.4
Corporate debt securities	—	153.6	—	153.6	—	186.5	—	186.5
U.S. government and agency securities	—	393.9	—	393.9	—	597.4	—	597.4
Total long-term investments	—	547.5	—	547.5	—	789.3	—	789.3
Total assets measured at fair value	$1,512.3	$1,893.3	$—	$3,405.6	$—	$1,420.0	$—	$1,420.0

Accrued and other liabilities:
Foreign currency forward contracts	$—	$6.9	$—	$6.9	$—	$—	$—	$—
Total accrued and other liabilities	—	6.9	—	6.9	—	—	—	—
Total liabilities measured at fair value	$—	$6.9	$—	$6.9	$—	$—	$—	$—
As of July 31, 2018, we did not have any assets or liabilities required to be measured at fair value on a nonrecurring basis. As of July 31, 2017, we determined that certain property and equipment related to our previous corporate headquarters were impaired. To support the growth of our business, in the fourth quarter of fiscal 2017, we committed to plans to relocate our corporate headquarters and sublet our previous headquarter facilities. In connection with our planned relocation, we assessed the recoverability of certain leasehold improvements and other long-lived assets associated with our previous headquarter facilities and determined that the carrying amount of these assets exceeded their fair value of $4.2 million. The resulting impairment loss of $20.9 million was recorded as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2017. We calculated the fair value of the leasehold improvements and other long-lived assets based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that we could reasonably obtain over the remaining lease term and the discount rate. Refer to Note 9. Commitments and Contingencies for more information on the relocation of our corporate headquarters.
Refer to Note 8. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2018 and July 31, 2017.

3. Cash Equivalents and Investments
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of July 31, 2018 and July 31, 2017 (in millions):

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$1,512.3	$—	$—	$1,512.3
Commercial paper	52.0	—	—	52.0
U.S. government and agency securities	397.3	—	—	397.3
Total cash equivalents	$1,961.6	$—	$—	$1,961.6

Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Non-U.S. government securities	20.0	—	—	20.0
Commercial paper	22.3	—	—	22.3
Corporate debt securities	295.9	—	(2.5)	293.4
U.S. government and agency securities	1,110.6	—	(7.7)	1,102.9
Total investments	$1,454.2	$—	$(10.2)	$1,444.0

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Corporate debt securities	346.1	0.3	(0.5)	345.9
U.S. government and agency securities	1,071.2	0.1	(2.6)	1,068.7
Total investments	$1,422.7	$0.4	$(3.1)	$1,420.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at July 31, 2018 and 2017.
We received proceeds of $141.9 million from sales of investments during the year ended July 31, 2016. We did not sell any investments during the years ended July 31, 2018 and 2017. We use the specific identification method to determine the cost basis of investments sold.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of July 31, 2018, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,861.3	$2,858.1
Due between one and three years	554.5	547.5
Total	$3,415.8	$3,405.6
4. Derivative Instruments
As a global business, we are exposed to currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 14 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange rate risk associated with these expenditures.

As of July 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $288.5 million. Refer to Note 2. Fair Value Measurements for the fair value of our derivative instruments as reported in our consolidated balance sheets as of July 31, 2018. We did not have any foreign currency forward contracts outstanding as of July 31, 2017.
During the years ended July 31, 2018 and 2017, both unrealized gains (losses) recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains (losses) in AOCI related to our cash flow hedges as of July 31, 2018 and 2017 were not material.
5. Acquisitions
Fiscal 2018
Evident.io, Inc.
On March 26, 2018, we completed our acquisition of all outstanding shares of Evident.io, Inc. (“Evident.io”), a privately-held cloud security company. The acquisition expands our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology. Total purchase consideration for the acquisition of Evident.io was $292.9 million in cash, of which $4.0 million was accrued and was paid over a period of five months from the acquisition date.
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
In addition, we paid $6.6 million in cash to settle certain Evident.io stock options, for which vesting was accelerated in connection with the acquisition and the subsequent termination of the option holders’ services. This amount was recorded as post-acquisition share-based compensation included in general and administrative expenses in our consolidated statements of operations.
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
Fiscal 2017
LightCyber Ltd.
On February 27, 2017, we completed our acquisition of all outstanding shares of LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company, for total consideration of $103.1 million in cash. The acquisition expands the functionality of our platform with the addition of LightCyber’s behavioral analytics technology.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on their estimated fair values, as presented in the following table (in millions):

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
Additional Acquisition-Related Information
The operating results of the acquired companies are included in our consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated statements of operations.
Additional information related to Evident.io and Secdo, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.

6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2018 (in millions):

Amount
Balance as of July 31, 2017	$238.8
Goodwill acquired	284.0
Balance as of July 31, 2018	$522.8
Through July 31, 2018, we have not recognized any impairment losses on our goodwill.
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2018 and July 31, 2017 (in millions):

	July 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$154.7	$(38.2)	$116.5	$69.7	$(23.8)	$45.9
Customer relationships	12.2	(1.2)	11.0	3.1	(0.4)	2.7
Acquired intellectual property	8.9	(4.5)	4.4	8.9	(3.8)	5.1
Trade name and trademarks	8.5	(0.4)	8.1	—	—	—
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	186.5	(46.5)	140.0	83.9	(30.2)	53.7
Intangible assets not subject to amortization:
In-process research and development	0.8	—	0.8	—	—	—
Total purchased intangible assets	$187.3	$(46.5)	$140.8	$83.9	$(30.2)	$53.7
We recognized amortization expense of $16.3 million, $9.8 million, and $9.4 million for the years ended July 31, 2018, 2017, and 2016, respectively.
The following table summarizes our estimated future amortization expense of intangible assets as of July 31, 2018 (in millions):

Amount
Years ending July 31:
2019	$27.8
2020	27.7
2021	25.7
2022	21.2
2023	18.8
2024 and thereafter	18.8
Total future amortization expense	$140.0

7. Property and Equipment
The following table presents details of our property and equipment, net as of July 31, 2018 and July 31, 2017 (in millions):

	July 31,
	2018	2017
Computers, equipment, and software	$217.9	$156.6
Leasehold improvements	159.5	110.1
Demonstration units	33.0	26.3
Furniture and fixtures	24.6	20.4
Total property and equipment	435.0	313.4
Less: accumulated depreciation	(161.9)	(102.3)
Total property and equipment, net	$273.1	$211.1
We recognized depreciation expense of $74.7 million, $48.6 million, and $33.1 million related to property and equipment during the years ended July 31, 2018, 2017, and 2016, respectively. During the year ended July 31, 2017, we impaired certain property and equipment related to the relocation of our corporate headquarters and recognized a loss of $20.9 million in general and administrative expense on our consolidated statements of operations. Refer to Note 2. Fair Value Measurements for more information on our impairment assessment.
8. Convertible Senior Notes
Convertible Senior Notes
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and in July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”). The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. Each series of Notes is governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The Notes of each series are unsecured, unsubordinated obligations and the applicable Indenture governing each series of Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2019 Notes and 2023 Notes mature on July 1, 2019 and July 1, 2023, respectively. We cannot redeem either series of Notes prior to the applicable maturity date.
The following table presents details of the Notes (number of shares in millions):

	Conversion Rate per $1,000 Principal	Initial Conversion Price	Convertible Date	Number of Shares
2019 Notes	9.0680	$110.28	January 1, 2019	5.2
2023 Notes	3.7545	$266.35	April 1, 2023	6.4
Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarters ending on October 31, 2014 and October 31, 2018, for the 2019 Notes and 2023 Notes, respectively (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day (the “sale price condition”);

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the respective Notes on each such trading day; or

•	upon the occurrence of specified corporate events.
On or after the respective convertible date, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions. Upon conversion, holders of the Notes of a series will receive cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the Notes of such series being converted.
The conversion price will be subject to adjustment in some events. Holders of the Notes of a series who convert their Notes of such series in connection with certain corporate events that constitute a “make-whole fundamental change” under the applicable Indenture are, under certain circumstances, entitled to an increase in the conversion rate for such series of Notes. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” under the applicable Indenture, holders of the Notes of such series may require us to repurchase for cash all or a portion of the Notes of such series at a repurchase price equal to 100% of the principal amount of the Notes of such series plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The sale price condition was met for the 2019 Notes during the fiscal quarter ended July 31, 2018, and as a result, holders may convert their 2019 Notes at any time during the fiscal quarter ending October 31, 2018. Accordingly, the net carrying amount of the 2019 Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our consolidated balance sheets as of July 31, 2018. The sale price condition was not met for the 2023 Notes during the fiscal quarter ended July 31, 2018. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets as of July 31, 2018.
The sale price condition was not met for the 2019 Notes during the fiscal quarter ended July 31, 2017. Since the 2019 Notes were not convertible, the net carrying amount of the 2019 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets as of July 31, 2017.
As of July 31, 2018, all of the Notes remained outstanding. Subsequent to July 31, 2018, through the filing date of this Annual Report on Form 10-K, $327.3 million in principal amount of the 2019 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending October 31, 2018.
The following table sets forth the components of the Notes as of July 31, 2018 and July 31, 2017 (in millions):

	July 31, 2018			July 31, 2017
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Liability component:
Principal	$575.0	$1,693.0	$2,268.0	$575.0	$—	$575.0
Less: debt discount and debt issuance costs, net of amortization	24.6	323.3	347.9	50.3	—	50.3
Net carrying amount	$550.4	$1,369.7	$1,920.1	$524.7	$—	$524.7

Equity component (including amounts classified as temporary equity)	$109.8	$315.0	$424.8	$109.8	$—	$109.8
The total estimated fair value of the Notes was $2.7 billion and $747.5 million at July 31, 2018 and July 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2018 and July 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of July 31, 2018, the if-converted value of the 2019 Notes exceeded its principal amount by $519.1 million. Based on the closing price of our common stock on July 31, 2018, the if-converted value of the 2023 Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31, 2018			Year Ended July 31, 2017			Year Ended July 31, 2016
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$0.7	$0.7	$—	$—	$—	$—	$—	$—
Amortization of debt discount	22.9	3.0	25.9	22.0	—	22.0	21.1	—	21.1
Amortization of debt issuance costs	2.8	0.1	2.9	2.5	—	2.5	2.3	—	2.3
Total interest expense recognized	$25.7	$3.8	$29.5	$24.5	$—	$24.5	$23.4	$—	$23.4

Effective interest rate of the liability component	4.8%	5.2%		4.8%	—%		4.8%	—%

Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into separate convertible note hedge transactions (the “2019 Note Hedges,” with respect to the 2019 Notes, and the “2023 Note Hedges,” with respect to the 2023 Notes, and collectively, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of Notes.
The following table presents details of the Note Hedges (in millions):

	Shares	Aggregate Purchase
2019 Note Hedges	5.2	$111.0
2023 Note Hedges	6.4	$332.0
The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the applicable series of Notes, which are also subject to adjustment, and are exercisable upon conversion of the applicable series of Notes. The Note Hedges will expire upon maturity of the applicable series of Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series will not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. The aggregate amounts paid for the Note Hedges are included in additional paid-in capital in our consolidated balance sheets.
Warrants
Separately, but concurrently with the issuance of each series of Notes, we entered into transactions whereby we sold warrants (the “2019 Warrants,” with respect to the 2019 Notes, and the “2023 Warrants,” with respect to the 2023 Notes, and collectively, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments.
The following table presents details of the Warrants (in millions, except per share data):

	Shares	Strike Price per Share	Aggregate Proceeds
2019 Warrants	5.2	$137.85	$78.3
2023 Warrants	6.4	$417.80	$145.4
The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the applicable strike price for such series of Warrants. The Warrants are separate transactions and are not part of either series of Notes or Note Hedges and are not remeasured through earnings each reporting period. Holders of the Notes of either series will not have any rights with respect to the Warrants. The aggregate proceeds received from the sale of the Warrants are included in additional paid-in capital in our consolidated balance sheets.
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

In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2018, and a corresponding liability in our consolidated balance sheets. During the year ended July 31, 2018, we released $10.1 million of the cease-use liability through rental payments. As of July 31, 2018, the remaining balance of the cease-use liability was $29.1 million, which is expected to be paid through the end of the lease term in July 2023.
We recognized rent expense of $35.2 million, $35.9 million, and $20.2 million for the years ended July 31, 2018, 2017, and 2016, respectively. Rent expense is recognized on a straight-line basis over the term of the lease.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of July 31, 2018 (in millions):

Amount
Years ending July 31:
2019	$66.3
2020	68.2
2021	64.0
2022	59.8
2023	58.5
2024 and thereafter	223.8
Committed gross lease payments	540.6
Less: proceeds from sublease rental	14.0
Net operating lease obligation	$526.6
Purchase Commitments
Manufacturing Purchase Commitments
Our EMS provider procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of July 31, 2018, our purchase commitments under such orders were $134.6 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
In March 2018, we amended an agreement with a third-party provider for our use of certain cloud services through June 2020. Under the non-cancelable addendum, we are committed to a minimum purchase of $14.0 million between April 2018 and March 2019 and $8.0 million between April 2019 and March 2020. As of July 31, 2018, our purchase commitment under the addendum was $11.7 million.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2018, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

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
10. Stockholders’ Equity
Share Repurchase
In August 2016, our board of directors authorized a $500.0 million share repurchase which is funded from available working capital. In February 2017, our board of directors authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018, and may be suspended or discontinued at any time.
During the years ended July 31, 2018 and 2017, we repurchased and retired 1.7 million shares and 3.3 million shares, respectively, of our common stock under the authorization for an aggregate purchase price of $250.0 million and $420.1 million, respectively, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets. As of July 31, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization.
11. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (our “2012 Plan”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering (“IPO”). Our 2012 Plan replaced our 2005 Equity Incentive Plan (our “2005 Plan”), which terminated upon the completion of our IPO, however, awards that were outstanding upon termination remained outstanding pursuant to their original terms. Our 2012 Plan provides for the granting of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance-based stock units (“PSUs”), performance shares (“PSAs”), and performance stock options (“PSOs”) to our employees, directors, and consultants.
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
We grant awards with performance conditions (PSAs and PSUs) to certain employees, which vest over a period of four years from the date of grant. The actual number of PSAs and PSUs earned and eligible to vest is determined based on level of achievement against a pre-established billings target for the fiscal year.
In June 2018, we granted 1.2 million PSOs with both a market condition and a service condition to our chief executive officer. The market condition requires the price of our common stock to exceed 150%, 200%, 250%, and 300% of the exercise price of the PSOs (the “stock price targets”) during the four-, five-, six-, and seven-year periods following the date of grant, respectively. To the extent that the stock price targets have been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service.
We net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2012 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in our consolidated statements of cash flows.
A total of 17.7 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2018. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our

2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our IPO. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year. During the year ended July 31, 2018, employees purchased 0.4 million shares of common stock under our 2012 ESPP at an average exercise price of $110.87 per share.
A total of 3.4 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2018. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Stock Option Activities
The following table summarizes the stock option activity, including PSOs, under our stock plans during the reporting period (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6
Options granted	1.2	$198.50
Options forfeited	—	$—
Options exercised	(0.6)	$12.76
Balance—July 31, 2018	2.2	$109.12	5.2	$199.8
Options exercisable—July 31, 2018	1.1	$13.28	3.2	$199.8
The weighted-average grant-date fair value of stock options granted during the year ended July 31, 2018 was $56.14 per share. No stock options were granted during the years ended July 31, 2017 and 2016. The grant-date fair value of options vested during the year ended July 31, 2016 was $8.1 million. No options vested during the years ended July 31, 2018 and 2017. The intrinsic value of options exercised during the years ended July 31, 2018, 2017, and 2016 was $85.0 million, $61.2 million, and $176.1 million, respectively.

RSA, PSA, RSU, and PSU Activities
The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.0	$163.55	6.5	$141.16	1.3	$854.1
Granted(1)	—	$—	4.1	$170.44
Vested	(0.5)	$168.62	(3.3)	$138.75
Forfeited	(0.2)	$157.49	(0.6)	$144.33
Balance—July 31, 2018	0.3	$160.85	6.7	$160.20	1.6	$1,335.2
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
The weighted-average grant-date fair value of RSAs and PSAs granted during the years ended July 31, 2017 and 2016 was$148.54 and $170.97 per share, respectively. No RSAs or PSAs were granted during the year ended July 31, 2018. The aggregate fair value, as of the respective vesting dates, of RSAs and PSAs vested during the year ended July 31, 2018 was $67.5 million, and RSAs vested during the year ended July 31, 2017 was $62.6 million. No PSAs vested during the year ended July 31, 2017, and no RSAs or PSAs vested during the year ended July 31, 2016.
The weighted-average grant-date fair value of RSUs and PSUs granted during the years ended July 31, 2018, 2017, and 2016 was $170.44, $141.35, and $160.60 per share, respectively. The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2018, 2017, and 2016 was $546.3 million, $462.6 million, and $513.0 million, respectively. No PSUs vested during the three years ended July 31, 2018.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of July 31, 2018 (in millions):

Number of shares
Balance—July 31, 2017	8.8
Authorized	4.1
Options, RSUs, and PSUs granted	(5.3)
RSAs, PSAs, and RSUs forfeited	0.8
Shares withheld for taxes	0.4
Balance—July 31, 2018	8.8
Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs, PSUs, RSAs, and PSAs is based on the closing market price of our common stock on the date of grant. The fair value of PSOs is estimated on the grant date using a Monte Carlo simulation model and the following assumptions: expected volatility of 33.3%, based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock; dividend yield of 0.0%, based on our current expectations about our anticipated dividend policy; risk-free interest rate of 2.9%, based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche; and an expected term which takes into consideration the vesting term and the contractual term of the PSO.

The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended July 31,
	2018	2017	2016
Volatility	26.8% - 43.6%	41.0% - 50.1%	33.4% - 45.5%
Expected term (in years)	0.5 - 2.0	0.5	0.5
Dividend yield	—%	—%	—%
Risk-free interest rate	1.2% - 2.3%	0.5% - 0.9%	0.2% - 0.5%
Grant-date fair value per share	$34.94 - $65.04	$34.15 - $39.65	$43.07 - $44.62
The expected volatility is based on the historical volatility of our common stock. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The dividend yield assumption is based on our expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term.
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2018	2017	2016
Cost of product revenue	$7.0	$7.3	$6.2
Cost of subscription and support revenue	66.7	56.2	40.9
Research and development	145.2	152.6	132.9
Sales and marketing	208.0	186.5	152.4
General and administrative	77.0	73.1	60.5
Total share-based compensation	$503.9	$475.7	$392.9
As of July 31, 2018, total compensation cost related to unvested share-based awards not yet recognized was $1.1 billion. This cost is expected to be amortized over a weighted-average period of approximately 3.0 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
12. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2018	2017	2016
United States	$(192.1)	$(210.0)	$(195.3)
Foreign	61.9	15.9	23.0
Total	$(130.2)	$(194.1)	$(172.3)

The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2018	2017	2016
Federal:
Current	$(0.6)	$3.4	$1.9
Deferred	(3.3)	—	(0.6)
State:
Current	1.6	0.9	1.1
Deferred	(1.3)	—	(0.1)
Foreign:
Current	23.3	19.7	19.1
Deferred	(2.0)	(1.5)	(1.0)
Total	$17.7	$22.5	$20.4
For the year ended July 31, 2018, our provision for income taxes decreased compared to the year ended July 31, 2017, primarily due to changes in our valuation allowance related to our acquisition of Evident.io and future benefits from alternative minimum credits under the Tax Cuts and Jobs Act (“TCJA”).
For the year ended July 31, 2017, our provision for income taxes increased compared to the year ended July 31, 2016, primarily due to increases in foreign withholding taxes and U.S. income taxes related to intercompany transactions, offset by tax benefits from our adoption of new share-based payment accounting guidance in fiscal 2017.
As a result of adopting the new share-based payment guidance, we have not reflected the impact of excess tax benefits in additional paid-in capital for the years ended July 31, 2018 and 2017. Prior to adopting this guidance, we recorded excess tax benefits of $0.5 million directly to additional paid-in capital for the year ended July 31, 2016.
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
As a result of the TCJA, we recorded a provisional benefit of $6.1 million during the year ended July 31, 2018, related to alternative minimum tax credits that will be refundable if not utilized. We adjusted our deferred tax assets as a result of changes in the federal tax rate. This change was offset by a corresponding adjustment to our valuation allowance. We have not recorded any amounts relating to the transition tax because we had no unremitted earnings as of the measurement date, based on our current estimate.
Accounting standards require companies to recognize the effect of tax law changes in the period of enactment. However, the SEC staff and FASB issued guidance that allows companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. In accordance with this guidance, we have determined the amounts recorded and positions taken, as discussed, are provisional as of July 31, 2018. We continue to assess the impacts of the TCJA, and the final impact of the TCJA recorded by us may differ from the provisional amounts due to a number of uncertainties and factors, including the need for further guidance and clarification of the new law by U.S. federal and state tax authorities, and the need for further guidance on the related income tax accounting.
In addition to the previously discussed impacts on our fiscal year ended July 31, 2018, the TCJA also establishes new tax laws that will be effective beginning with our fiscal year ending July 31, 2019, including a provision for low-taxed income of foreign subsidiaries. Due to its complexity, we are continuing to evaluate this provision of the TCJA. Based on recent FASB deliberations, we will be allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income as a current-period expense when incurred or (ii) factor such amounts into our measurement of deferred taxes. Our selection of accounting policy will depend, in part, on analyzing our facts and circumstances to determine the expected impact under each method. As of July 31, 2018, we have not made a policy election. We expect to make a policy election in fiscal year 2019, and anticipate any changes to deferred taxes from this election to be offset by a valuation allowance.

The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2018	2017	2016
Federal statutory rate	26.8%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	5.0	2.8	(1.7)
Foreign income at other than U.S. rates	12.6	(14.4)	(7.8)
Change in valuation allowance	29.0	(39.4)	(25.4)
Effect of U.S. tax law change	(104.6)	—	—
Share-based compensation	8.6	1.6	(15.9)
Amortization of deferred tax charges	(6.5)	(3.6)	(3.4)
Research credits	25.4	10.1	11.3
Non-deductible expenses	(4.9)	(3.0)	(1.3)
Other, net	(5.0)	(0.7)	(2.6)
Total	(13.6)%	(11.6)%	(11.8)%
As a result of the TCJA, our federal statutory tax rate for the fiscal year ended July 31, 2018 was 26.8% based on a blend of the statutory rates for 2017 and 2018. Further, we have reflected an adjustment to deferred taxes as a result of the TCJA, which is fully offset by changes in our valuation allowance.
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
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2018 and July 31, 2017 (in millions):

	July 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$59.6	$30.0
Deferred revenue	132.9	133.5
Net operating loss carryforwards	189.5	245.3
Research and development and foreign tax credits	113.4	69.3
Share-based compensation	21.4	45.4
Gross deferred tax assets	516.8	523.5
Valuation allowance	(420.1)	(464.1)
Total deferred tax assets	96.7	59.4
Deferred tax liabilities:
Fixed assets and intangible assets	(43.3)	(13.5)
Deferred commissions	(34.0)	(36.8)
Other deferred tax liabilities	(10.9)	(4.0)
Total deferred tax liabilities	(88.2)	(54.3)
Total	$8.5	$5.1

As a result of the TCJA, we have reflected an adjustment to deferred taxes during the year ended July 31, 2018, which was fully offset by changes in our valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2018, we have provided a valuation allowance for our federal, state, and certain foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance decreased by $44.0 million from the year ended July 31, 2017 to the year ended July 31, 2018, primarily due to a decrease in our U.S. federal tax rate as a result of the TCJA.
As of July 31, 2018, we had federal, state, and foreign NOL carryforwards of approximately $1.3 billion, $800.1 million, and $59.2 million, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2027 and July 31, 2019, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2018, we had federal and state research and development tax credit carryforwards of approximately $80.7 million and $82.3 million, respectively as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2018, we had foreign tax credit carryforwards of $3.6 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2021.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
During the year ended July 31, 2017, we were awarded a tax incentive by a foreign jurisdiction. The incentive is effective through September 30, 2031, and is conditional upon meeting certain investment and employment thresholds. The impact of this incentive on our provision for income taxes was not material for the years ended July 31, 2018 and 2017.
As of July 31, 2018, we had $337.7 million of unrecognized tax benefits, $48.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2017, we had $301.3 million of unrecognized tax benefits, $34.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2018, our federal, state, and foreign returns for the tax years 2008 through the current period remain subject to adjustment due to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2018 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2018, 2017, and 2016, we recognized income tax expense related to interest and penalties of $2.9 million, $2.1 million, and $1.6 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $8.3 million and $5.4 million as of July 31, 2018 and 2017, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2018	2017	2016
Unrecognized tax benefits at the beginning of the period	$301.3	$127.7	$67.2
Additions for tax positions taken in prior years	3.1	3.1	25.2
Reductions for tax positions taken in prior years	(6.3)	—	—
Additions for tax positions taken in the current year	39.6	170.5	35.3
Unrecognized tax benefits at the end of the period	$337.7	$301.3	$127.7
During the year ended July 31, 2018, our additions for tax positions taken in the current year were primarily attributable to uncertain tax positions related to federal and state research and development credits, withholding taxes, and intercompany transactions.
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
As of July 31, 2018, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings were not material as of July 31, 2018.
13. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2018	2017	2016
Net loss	$(147.9)	$(216.6)	$(192.7)
Weighted-average shares used to compute net loss per share, basic and diluted	91.7	90.6	87.1
Net loss per share, basic and diluted	$(1.61)	$(2.39)	$(2.21)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2018	2017	2016
Convertible senior notes	11.6	5.2	5.2
Warrants related to the issuance of convertible senior notes	11.6	5.2	5.2
RSUs and PSUs	6.7	6.5	6.5
Options to purchase common stock	2.2	1.6	2.1
RSAs and PSAs	0.3	1.0	1.1
ESPP shares	0.2	0.2	0.1
Total	32.6	19.7	20.2
14. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2018	2017	2016
Interest income	$27.1	$14.7	$8.8
Foreign currency exchange gains (losses), net	1.7	(3.4)	—
Other	(0.3)	(1.1)	(0.4)
Total other income, net	$28.5	$10.2	$8.4
15. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. In fiscal 2016, we began to make matching contributions based upon the amount of employees’ contributions, subject to certain limitations. Our matching contributions to the plan were immaterial for the years ended July 31, 2018, 2017, and 2016.

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
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2018	2017	2016
Revenue:
Americas
United States	$1,447.2	$1,155.3	$901.8
Other Americas	111.5	82.1	71.4
Total Americas	1,558.7	1,237.4	973.2
Europe, the Middle East, and Africa (“EMEA”)	439.3	320.1	247.1
Asia Pacific and Japan (“APAC”)	275.1	204.1	158.2
Total revenue	$2,273.1	$1,761.6	$1,378.5
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2018	2017	2016
Revenue:
Product	$871.5	$709.1	$670.8
Subscription and support
Subscription	759.6	550.8	357.0
Support	642.0	501.7	350.7
Total subscription and support	1,401.6	1,052.5	707.7
Total revenue	$2,273.1	$1,761.6	$1,378.5
The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended July 31,
	2018	2017
Property and equipment, net:
United States	$228.4	$178.4
International	44.7	32.7
Total property and equipment, net	$273.1	$211.1
17. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly financial data for the years ended July 31, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended
	Oct. 31, 2017	Jan. 31, 2018	Apr. 30, 2018	Jul. 31, 2018
Revenue:
Product	$186.5	$202.2	$215.2	$267.6
Subscription and support	319.0	340.2	351.9	390.5
Total revenue	505.5	542.4	567.1	658.1
Cost of revenue:
Product	57.6	63.9	68.9	82.0
Subscription and support	83.8	95.4	91.0	102.7
Total cost of revenue	141.4	159.3	159.9	184.7
Total gross profit	364.1	383.1	407.2	473.4
Operating expenses:
Research and development	94.2	96.6	99.6	110.3
Sales and marketing	258.5	265.0	277.1	297.8
General and administrative	65.7	53.3	82.1	56.7
Total operating expenses	418.4	414.9	458.8	464.8
Operating income (loss)	(54.3)	(31.8)	(51.6)	8.6
Interest expense	(6.3)	(6.4)	(6.5)	(10.4)
Other income, net	4.8	4.9	8.6	10.2
Income (loss) before income taxes	(55.8)	(33.3)	(49.5)	8.4
Provision for (benefit from) income taxes	8.2	1.6	(2.8)	10.7
Net loss	$(64.0)	$(34.9)	$(46.7)	$(2.3)
Net loss per share, basic and diluted	$(0.70)	$(0.38)	$(0.51)	$(0.02)

	Three Months Ended
	Oct. 31, 2016	Jan. 31, 2017	Apr. 30, 2017	Jul. 31, 2017
Revenue:
Product	$163.8	$168.8	$164.2	$212.3
Subscription and support	234.3	253.8	267.6	296.8
Total revenue	398.1	422.6	431.8	509.1
Cost of revenue:
Product	42.2	45.8	49.7	63.7
Subscription and support	59.0	67.4	74.0	74.8
Total cost of revenue	101.2	113.2	123.7	138.5
Total gross profit	296.9	309.4	308.1	370.6
Operating expenses:
Research and development	84.2	89.9	86.0	87.3
Sales and marketing	220.1	226.7	226.9	245.4
General and administrative	41.6	47.2	44.3	65.2
Total operating expenses	345.9	363.8	357.2	397.9
Operating loss	(49.0)	(54.4)	(49.1)	(27.3)
Interest expense	(6.0)	(6.1)	(6.2)	(6.2)
Other income, net	2.5	2.7	2.1	2.9
Loss before income taxes	(52.5)	(57.8)	(53.2)	(30.6)
Provision for income taxes	4.4	2.8	7.7	7.6
Net loss	$(56.9)	$(60.6)	$(60.9)	$(38.2)
Net loss per share, basic and diluted	$(0.63)	$(0.67)	$(0.67)	$(0.42)
18. Subsequent Event
Credit Agreement
On September 4, 2018, we entered into a credit agreement with certain institutional lenders (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility, with an option to increase the amount of the credit facility by up to an additional $350.0 million, subject to certain conditions including obtaining commitments from existing lenders under the Credit Agreement or new lenders who would become party to the Credit Agreement. Proceeds from borrowings under the Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2018, and is incorporated in this report by reference.

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
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits
The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-35594	3.2	October 4, 2012

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Warrant to Purchase Stock by Juniper Networks, Inc.	8-K	001-35594	4.1	June 4, 2014

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 30, 2014.	8-K	001-35594	4.1	July 1, 2014

4.3	Indenture between the Registrant and U.S. Bank National Association, dated as of July 12, 2018.	8-K	001-35594	4.1	July 13, 2018

4.4	Form of Global 0.75% Convertible Senior Note due 2023 (included in Exhibit 4.3).	8-K	001-35594	4.2	July 13, 2018

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-Q	001-35594	10.2	November 21, 2017

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-K	001-35594	10.4	September 7, 2017

10.5*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.6*	Clawback Policy, adopted as of August 29, 2017.	10-Q	001-35594	10.3	November 21, 2017

10.7*	Executive Incentive Plan effective December 8, 2017.	10-Q	001-35594	10.2	February 27, 2018

10.8*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.9*	Letter Agreement between the Registrant and René Bonvanie, dated December 19, 2011.	S-1	333-180620	10.10	April 6, 2012

10.10*	Offer Letter between the Registrant and Stanley J. Meresman, dated September 8, 2014.	8-K	001-35594	10.1	September 22, 2014

10.11*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.12*	Offer Letter between the Registrant and Mark F. Anderson, dated May 23, 2012.	S-1/A	333-180620	10.16	July 9, 2012

10.13*	Offer Letter between the Registrant and John M. Donovan, dated September 14, 2012.	8-K	001-35594	10.1	September 20, 2012

10.14*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.15*	Offer Letter between the Registrant and Frank Calderoni, dated February 24, 2016.	8-K	001-35594	10.1	February 25, 2016

10.16*	Offer Letter between the Registrant and Mary Pat McCarthy, dated October 13, 2016.	8-K	001-35594	10.1	October 24, 2016

10.17*	Offer Letter between the Registrant and Sridhar Ramaswamy, dated August 29, 2017.	8-K	001-35594	10.1	August 31, 2017

10.18*	Offer Letter between the Registrant and Kathleen Bonanno, dated November 17, 2017.	8-K	001-35594	10.1	November 20, 2017

10.19*	Offer Letter between the Registrant and Jean Compeau, dated February 22, 2018.	8-K	001-35594	10.1	February 26, 2018

10.20*	New Offer Letter between the Registrant and Mark D. McLaughlin, dated May 31, 2018.	8-K	001-35594	10.1	June 4, 2018

10.21*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.22	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.23	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.	10-K	001-35594	10.17	September 25, 2013

10.24	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

10.25	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.17	October 4, 2012

10.26**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated December 8, 2015.	8-K	001-35594	10.1	December 14, 2015

10.27	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.28	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.	10-Q	001-35594	10.1	June 3, 2014

10.29	Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.	10-Q	001-35594	10.2	June 3, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.30	Purchase Agreement, dated June 24, 2014, by and among the Registrant and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-35594	10.1	June 26, 2014

10.31	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 26, 2014

10.32	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 26, 2014

10.33	Purchase Agreement, dated July 10, 2018, by and among the Registrant and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	July 13, 2018

10.34	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	July 13, 2018

10.35	Form of Warrant Confirmation.	8-K	001-35594	10.3	July 13, 2018

10.36	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.37	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.38	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.39	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K	001-35594	10.1	October 19, 2015

10.40	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.41	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.42	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.43	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.44	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.45	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.46	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.47	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.48	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.49	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.50	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.51	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

10.52	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.53	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2018.

PALO ALTO NETWORKS, INC.
By:	/s/ NIKESH ARORA
Nikesh Arora
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikesh Arora, Kathleen Bonanno, and Jean Compeau, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2018
Nikesh Arora

/s/ KATHLEEN BONANNO	Chief Financial Officer (Principal Financial Officer)	September 13, 2018
Kathleen Bonanno

/s/ JEAN COMPEAU	Chief Accounting Officer (Principal Accounting Officer)	September 13, 2018
Jean Compeau

/s/ MARK D. MCLAUGHLIN	Vice Chairman and Director	September 13, 2018
Mark D. McLaughlin

/s/ NIR ZUK	Chief Technical Officer and Director	September 13, 2018
Nir Zuk

/s/ FRANK CALDERONI	Director	September 13, 2018
Frank Calderoni

/s/ ASHEEM CHANDNA	Director	September 13, 2018
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 13, 2018
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 13, 2018
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 13, 2018
James J. Goetz

/s/ MARY PAT MCCARTHY	Director	September 13, 2018
Mary Pat McCarthy

/s/ STANLEY J. MERESMAN	Director	September 13, 2018
Stanley J. Meresman

/s/ SRIDHAR RAMASWAMY	Director	September 13, 2018
Sridhar Ramaswamy

/s/ DANIEL J. WARMENHOVEN	Director	September 13, 2018
Daniel J. Warmenhoven