Form 10-Q
period 2018-10-31
Palo Alto Networks Inc
filed 2018-11-30
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 20, 2018 was 94,880,870.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2018	July 31, 2018
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$1,784.4	$2,506.9
Short-term investments	1,419.4	896.5
Accounts receivable, net of allowance for doubtful accounts of $1.2 at October 31, 2018 and July 31, 2018	382.3	467.0
Prepaid expenses and other current assets	229.1	268.1
Total current assets	3,815.2	4,138.5
Property and equipment, net	276.5	273.1
Long-term investments	565.5	547.5
Goodwill	636.4	522.8
Intangible assets, net	186.2	140.8
Other assets	321.7	326.2
Total assets	$5,801.5	$5,948.9
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$43.0	$49.4
Accrued compensation	99.4	163.7
Accrued and other liabilities	163.6	124.6
Deferred revenue	1,269.8	1,213.6
Convertible senior notes, net	239.9	550.4
Total current liabilities	1,815.7	2,101.7
Convertible senior notes, net	1,384.5	1,369.7
Long-term deferred revenue	1,114.6	1,065.7
Other long-term liabilities	226.8	229.6
Commitments and contingencies (Note 10)
Temporary equity	6.9	21.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2018 and July 31, 2018	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 94.7 and 93.6 shares issued and outstanding at October 31, 2018 and July 31, 2018, respectively	2,129.3	1,967.4
Accumulated other comprehensive loss	(19.0)	(16.4)
Accumulated deficit	(857.3)	(790.7)
Total stockholders’ equity	1,253.0	1,160.3
Total liabilities, temporary equity, and stockholders’ equity	$5,801.5	$5,948.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2018	2017
		(As Adjusted)
Revenue:
Product	$240.5	$184.8
Subscription and support	415.5	317.0
Total revenue	656.0	501.8
Cost of revenue:
Product	73.2	57.6
Subscription and support	110.3	83.7
Total cost of revenue	183.5	141.3
Total gross profit	472.5	360.5
Operating expenses:
Research and development	113.4	94.2
Sales and marketing	314.6	254.1
General and administrative	76.6	65.7
Total operating expenses	504.6	414.0
Operating loss	(32.1)	(53.5)
Interest expense	(22.7)	(6.3)
Other income, net	13.0	4.8
Loss before income taxes	(41.8)	(55.0)
Provision for (benefit from) income taxes	(3.5)	8.2
Net loss	$(38.3)	$(63.2)
Net loss per share, basic and diluted	$(0.41)	$(0.70)
Weighted-average shares used to compute net loss per share, basic and diluted	93.8	90.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2018	2017
		(As Adjusted)
Net loss	$(38.3)	$(63.2)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	0.9	(1.9)
Change in unrealized gains (losses) on cash flow hedges	(3.5)	(1.7)
Other comprehensive loss	(2.6)	(3.6)
Comprehensive loss	$(40.9)	$(66.8)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2018	2017
		(As Adjusted)
Cash flows from operating activities
Net loss	$(38.3)	$(63.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	136.9	125.7
Depreciation and amortization	32.5	21.3
Cease-use loss related to facility exit	—	15.4
Amortization of deferred contract costs	41.1	28.1
Amortization of debt discount and debt issuance costs	19.4	6.3
Amortization of investment premiums, net of accretion of purchase discounts	(2.4)	0.5
Loss on conversions of convertible senior notes	2.2	—
Repayments of convertible senior notes attributable to debt discount	(52.3)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	86.6	80.3
Prepaid expenses and other assets	(22.6)	(39.0)
Accounts payable	(0.8)	4.2
Accrued compensation	(65.0)	(43.0)
Accrued and other liabilities	12.5	43.8
Deferred revenue	102.5	93.6
Net cash provided by operating activities	252.3	274.0
Cash flows from investing activities
Purchases of investments	(741.0)	(226.8)
Proceeds from sales of investments	2.5	—
Proceeds from maturities of investments	214.5	206.6
Business acquisitions, net of cash acquired	(154.8)	—
Purchases of property, equipment, and other assets	(34.3)	(32.2)
Net cash used in investing activities	(713.1)	(52.4)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	(275.0)	—
Payments for debt issuance costs	(3.6)	—
Repurchases of common stock	—	(134.1)
Proceeds from sales of shares through employee equity incentive plans	30.7	22.1
Payments for taxes related to net share settlement of equity awards	(13.9)	(11.4)
Net cash used in financing activities	(261.8)	(123.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(722.6)	98.2
Cash, cash equivalents, and restricted cash—beginning of period	2,509.2	745.5
Cash, cash equivalents, and restricted cash—end of period	$1,786.6	$843.7

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,784.4	$842.6
Restricted cash included in prepaid expenses and other current assets	1.0	0.5
Restricted cash included in other assets	1.2	0.6
Total cash, cash equivalents, and restricted cash	$1,786.6	$843.7

Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$—	$37.8
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on September 13, 2018. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Certain prior period amounts have been adjusted due to our retrospective adoption of new accounting guidance related to revenue from contracts with customers and new accounting guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to “Recently Adopted Accounting Pronouncements” below for more information.
Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, except for the change in our accounting policies for revenue recognition and deferred contract costs due to our adoption of new accounting guidance related to revenue from contracts with customers. Refer to “Recently Adopted Accounting Pronouncements” below, Note 2. Revenue, and Note 8. Deferred Contract Costs for more information.
Recently Adopted Accounting Pronouncements
Business Combinations - Definition of a Business
In January 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard in our first quarter of fiscal 2019 on a prospective basis. The adoption of the standard did not have an impact on our condensed consolidated financial statements.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Under the new standard, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard in our first quarter of fiscal 2019 on a retrospective basis. The adoption of the standard did not have a material impact on our condensed consolidated financial statements because our restricted cash balance has not been material.
Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted the standard in our first quarter of fiscal 2019 on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as an increase to accumulated deficit of $28.4 million, with a corresponding decrease to prepaid expenses and other current assets and other assets in our condensed consolidated balance sheets as of August 1, 2018, the date of adoption. The cumulative effect adjustment represents the reclassification of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. We adopted this standard in our first quarter of fiscal 2019 on a retrospective basis. The adoption of the standard did not have an impact on our condensed consolidated financial statements.
Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued authoritative guidance requiring equity instruments to be measured at fair value with changes in fair value recognized through net income. We adopted this standard in our first quarter of fiscal 2019 on a prospective basis for non-marketable equity securities and a modified retrospective basis for marketable equity investments. The adoption of the standard did not have an impact on our condensed consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue when control of promised goods or services is transferred to customers with the expected consideration in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The standard also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted the standard in our first quarter of fiscal 2019 using the full retrospective method.
The adoption of the new standard did not have a material impact on our condensed consolidated financial statements for the fiscal years ended July 31, 2018 and 2017, with the exception of the accounting for incremental costs to obtain customer contracts, which primarily consist of sales commissions, due to the longer period of amortization. Under the previous accounting guidance, we deferred and amortized these costs over the term of the related contract. Under the new standard, we defer and amortize these costs for initial contracts that are not commensurate with renewal commissions over a benefit period of five years, which is typically longer than the initial contract term.
The adoption of the standard using the full retrospective method required us to restate the prior periods presented in this Quarterly Report on Form 10-Q, with the cumulative effect of the change of $168.2 million reflected in accumulated deficit as of August 1, 2017. In adopting the new standard, we have also applied a transition practical expedient and have not disclosed revenue expected to be recognized from remaining performance obligations for periods prior to August 1, 2018.
The following tables present the impact of the adoption of the standard on our previously reported results (in millions, except per share data):

	Three Months Ended October 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Statements of Operations
Product revenue	$186.5	$(1.7)	$184.8
Subscription and support revenue	319.0	(2.0)	317.0
Total revenue	505.5	(3.7)	501.8
Total cost of revenue	141.4	(0.1)	141.3
Total operating expenses	418.4	(4.4)	414.0
Operating loss	(54.3)	0.8	(53.5)
Net loss	(64.0)	0.8	(63.2)
Net loss per share, basic and diluted	$(0.70)	$—	$(0.70)

	July 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Balance Sheet
Accounts receivable, net	$467.3	$(0.3)	$467.0
Prepaid expenses and other current assets	261.3	6.8	268.1
Other assets	206.8	119.4	326.2
Accrued and other liabilities	107.0	17.6	124.6
Deferred revenue	1,268.9	(55.3)	1,213.6
Long-term deferred revenue	1,096.0	(30.3)	1,065.7
Accumulated deficit	$(984.6)	$193.9	$(790.7)
The adoption of the standard did not impact net cash flows from operating, investing, or financing activities in our condensed consolidated statements of cash flows.
Recently Issued Accounting Pronouncements
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued new authoritative guidance on customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which will require customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The standard is effective for us in our first quarter of fiscal 2021 and will be applied on either a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating adoption timing and whether this standard will have a material impact on our condensed consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The standard is effective for us in our first quarter of fiscal 2021 and will be applied on a modified retrospective basis. Early adoption is permitted beginning our first quarter of fiscal 2020. We are currently evaluating adoption timing and whether this standard will have a material impact on our condensed consolidated financial statements.
Leases
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. The standard is effective for us in our first quarter of fiscal 2020 and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted; however, we plan to adopt the new standard in our first quarter of fiscal 2020. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets, which will increase our total assets and total liabilities. We are currently evaluating the accounting, transition, and disclosure requirements of this standard, including its impact on our accounting policies and processes.
2. Revenue
Revenue Recognition
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized when control of promised products, subscriptions and support services are transferred to customers with the expected consideration in exchange for those products and services. Depending on who the contract is with, our customers are either our channel partners or our end-customers.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of revenue when, or as, we satisfy a performance obligation.
Revenues are reported net of sales taxes. Shipping charges billed to channel partners are included in revenues and related costs are included in cost of revenue.
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. We recognize product revenue at the time of hardware shipment or delivery of software license.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. We recognize subscription and support revenue over time as the services are performed. Our contractual subscription and support contracts are typically one to five years.
Contracts with Multiple Performance Obligations
The majority of our contracts with our customers include various combinations of our products and subscriptions and support which are distinct and accounted for as separate performance obligations. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price. If a contract contains a single performance obligation, no allocation is required.
We establish standalone selling price using the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our offerings were sold (domestic or international), and offering type (products, subscriptions, or support).
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Our payment terms typically require payment within 30 to 45 days of the date we issue an invoice. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. During the three months ended October 31, 2018, we recognized approximately $370.0 million of revenue pertaining to amounts that were deferred as of July 31, 2018.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $2.5 billion as of October 31, 2018, of which we expect to recognize approximately $1.3 billion over the next 12 months and the remainder thereafter.

Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2018	2017
		(As Adjusted)
Revenue:
Americas
United States	$415.9	$326.0
Other Americas	34.3	23.3
Total Americas	450.2	349.3
Europe, the Middle East, and Africa (“EMEA”)	127.7	94.7
Asia Pacific and Japan (“APAC”)	78.1	57.8
Total revenue	$656.0	$501.8
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2018	2017
		(As Adjusted)
Revenue:
Product	$240.5	$184.8
Subscription and support
Subscription	231.3	169.0
Support	184.2	148.0
Total subscription and support	415.5	317.0
Total revenue	$656.0	$501.8
3. Fair Value Measurements
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of October 31, 2018 and July 31, 2018 (in millions):

	October 31, 2018				July 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$904.4	$—	$—	$904.4	$1,512.3	$—	$—	$1,512.3
Commercial paper	—	5.0	—	5.0	—	52.0	—	52.0
Corporate debt securities	—	2.5	—	2.5	—	—	—	—
U.S. government and agency securities	—	210.3	—	210.3	—	397.3	—	397.3
Total cash equivalents	904.4	217.8	—	1,122.2	1,512.3	449.3	—	1,961.6
Short-term investments:
Certificates of deposit	—	5.4	—	5.4	—	5.4	—	5.4
Non-U.S. government securities	—	20.0	—	20.0	—	20.0	—	20.0
Commercial paper	—	97.3	—	97.3	—	22.3	—	22.3
Corporate debt securities	—	188.9	—	188.9	—	139.8	—	139.8
U.S. government and agency securities	—	1,107.8	—	1,107.8	—	709.0	—	709.0
Total short-term investments	—	1,419.4	—	1,419.4	—	896.5	—	896.5
Long-term investments:
Corporate debt securities	—	191.2	—	191.2	—	153.6	—	153.6
U.S. government and agency securities	—	374.3	—	374.3	—	393.9	—	393.9
Total long-term investments	—	565.5	—	565.5	—	547.5	—	547.5
Total assets measured at fair value	$904.4	$2,202.7	$—	$3,107.1	$1,512.3	$1,893.3	$—	$3,405.6

Accrued and other liabilities:
Foreign currency forward contracts	$—	$11.4	$—	$11.4	$—	$6.9	$—	$6.9
Total accrued and other liabilities	—	11.4	—	11.4	—	6.9	—	6.9
Total liabilities measured at fair value	$—	$11.4	$—	$11.4	$—	$6.9	$—	$6.9
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2018 and July 31, 2018.

4. Cash Equivalents and Investments
Available-for-sale Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of October 31, 2018 and July 31, 2018 (in millions):

	October 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$5.0	$—	$—	$5.0
Corporate debt securities	2.5	—	—	2.5
U.S. government and agency securities	210.3	—	—	210.3
Total available-for-sale cash equivalents	$217.8	$—	$—	$217.8
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Non-U.S. government securities	20.0	—	—	20.0
Commercial paper	97.3	—	—	97.3
Corporate debt securities	382.5	—	(2.4)	380.1
U.S. government and agency securities	1,489.0	—	(6.9)	1,482.1
Total available-for-sale investments	$1,994.2	$—	$(9.3)	$1,984.9

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$52.0	$—	$—	$52.0
U.S. government and agency securities	397.3	—	—	397.3
Total available-for-sale cash equivalents	$449.3	$—	$—	$449.3
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Non-U.S. government securities	20.0	—	—	20.0
Commercial paper	22.3	—	—	22.3
Corporate debt securities	295.9	—	(2.5)	293.4
U.S. government and agency securities	1,110.6	—	(7.7)	1,102.9
Total available-for-sale investments	$1,454.2	$—	$(10.2)	$1,444.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at October 31, 2018 and July 31, 2018.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of October 31, 2018, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,640.9	$1,637.2
Due between one and three years	571.1	565.5
Total	$2,212.0	$2,202.7
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our condensed consolidated balance sheets. As of October 31, 2018 and July 31, 2018, the carrying value of our marketable equity securities were

$904.4 million and $1.5 billion, respectively. During the three months ended October 31, 2018 and 2017, there were no unrealized gains or losses recognized for these securities.
5. Derivative Instruments
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
As of October 31, 2018 and July 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $238.0 million and $288.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of October 31, 2018.
During the three months ended October 31, 2018 and 2017, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of October 31, 2018 and 2017 were not material.
6. Acquisitions
RedLock Inc.
On October 12, 2018, we completed our acquisition of 100% of the voting equity interest of RedLock Inc. (“RedLock”), a privately-held cloud security company. The acquisition expands our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology. Total purchase consideration for the acquisition of RedLock was $158.2 million, which consisted of $155.0 million in cash paid upon closing and $3.2 million in fair value of unvested equity awards attributable to services performed prior to the acquisition date.
As part of the acquisition, we assumed RedLock equity awards with a total fair value of $57.4 million. Of the total fair value, a portion was allocated to the purchase consideration and the remainder was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$113.6
Identified intangible assets	54.8
Net liabilities assumed	(10.2)
Total	$158.2
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating RedLock’s technology into our platform. The goodwill is not deductible for income tax purposes.

The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$48.6	4 years
Customer relationships	5.3	8 years
Trade name and trademarks	0.9	6 months
Total	$54.8
RedLock’s operating results are included in our condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated statements of operations.
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended October 31, 2018 (in millions):

Amount
Balance as of July 31, 2018	$522.8
Goodwill acquired	113.6
Balance as of October 31, 2018	$636.4
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2018 and July 31, 2018 (in millions):

	October 31, 2018			July 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$203.3	$(45.3)	$158.0	$154.7	$(38.2)	$116.5
Customer relationships	17.5	(1.7)	15.8	12.2	(1.2)	11.0
Acquired intellectual property	8.9	(4.7)	4.2	8.9	(4.5)	4.4
Trade name and trademarks	9.4	(2.0)	7.4	8.5	(0.4)	8.1
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	241.3	(55.9)	185.4	186.5	(46.5)	140.0
Intangible assets not subject to amortization:
In-process research and development	0.8	—	0.8	0.8	—	0.8
Total purchased intangible assets	$242.1	$(55.9)	$186.2	$187.3	$(46.5)	$140.8
We recognized amortization expense of $9.4 million and $2.7 million for the three months ended October 31, 2018 and 2017, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of October 31, 2018 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2019	$37.1
2020	39.4
2021	37.4
2022	32.9
2023	20.4
2024 and thereafter	18.2
Total future amortization expense	$185.4
8. Deferred Contract Costs
We defer contract costs that are recoverable and incremental to obtaining customer sales contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Sales commissions paid for initial contracts are generally not commensurate with the commissions paid for renewal contracts, given the substantive difference in commission rates in proportion to their respective contract values. Sales commissions for initial contracts that are not commensurate are amortized over a benefit period of five years, consistent with the revenue recognition pattern of the performance obligations in the related contracts including expected renewals. The benefit period is determined by taking into consideration contract length, technology life, and other quantitative and qualitative factors. The expected renewals are estimated based on historical renewal trends. Sales commissions for initial contracts that are commensurate and sales commissions for renewal contracts are amortized over the related contractual period in proportion to the revenue recognized.
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. Short-term deferred contract costs are included in prepaid expenses and other current assets and long-term deferred contract costs are included in other assets in our condensed consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of operations.
The following table presents details of our short-term and long-term deferred contract costs as of October 31, 2018 and July 31, 2018 (in millions):

	October 31, 2018	July 31, 2018
Short-term deferred contract costs	$112.1	$113.2
Long-term deferred contract costs	223.1	224.8
Total deferred contract costs	$335.2	$338.0
We recognized amortization expense for our deferred contract costs of $41.1 million and $28.1 million during the three months ended October 31, 2018 and 2017, respectively. We did not recognize any impairment losses on our deferred contract costs during the three months ended October 31, 2018 or 2017.
9. Debt
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

The following table presents details of the Notes (number of shares in millions):

	Conversion Rate per $1,000 Principal	Initial Conversion Price	Convertible Date	Initial Number of Shares
2019 Notes	9.0680	$110.28	January 1, 2019	5.2
2023 Notes	3.7545	$266.35	April 1, 2023	6.4
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
The sale price condition was met for the 2019 Notes during the fiscal quarter ended July 31, 2018, and, as a result, holders were able to convert their 2019 Notes at any time during the fiscal quarter ended October 31, 2018. During the three months ended October 31, 2018, holders converted $327.3 million in aggregate principal amount of the 2019 Notes, which we repaid in cash. We also issued 1.4 million shares of our common stock to the holders for the conversion value in excess of the principal amount. These shares were fully offset by shares received from the corresponding exercise of the associated note hedges. We allocated $317.1 million of the cash consideration to the liability component of the converted 2019 Notes, which was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. We recorded a loss of $2.2 million related to the settlement of the 2019 Notes converted, which represented the difference between the cash consideration allocated to the liability component and the net carrying amount of the liability component on the respective settlement dates. The loss was included in other income, net in our condensed consolidated statement of operations for the three months ended October 31, 2018. During the three months ended October 31, 2018, we also recorded a $10.2 million net reduction to additional paid-in capital in our condensed consolidated balance sheets, reflecting the portion of the cash consideration allocated to the equity component.
The sale price condition continued to be met through the fiscal quarter ended October 31, 2018, and, as a result, holders may convert their 2019 Notes at any time prior to January 1, 2019 (the “2019 Notes Convertible Date”). On or after the 2019 Notes Convertible Date, holders may convert their 2019 Notes at any time prior to maturity, in accordance with the terms described above, regardless of the sale price condition. Accordingly, the net carrying amount of the 2019 Notes was classified as a current liability and the portion of the equity component representing the conversion option was classified as temporary equity in our condensed consolidated balance sheets as of October 31, 2018.
The sale price condition was not met for the 2023 Notes during the fiscal quarters ended October 31, 2018 and July 31, 2018. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of October 31, 2018.
As of October 31, 2018, $247.7 million in aggregate principal amount of the 2019 Notes remained outstanding and all of the 2023 Notes remained outstanding. Subsequent to October 31, 2018, through the filing date of this Quarterly Report on Form 10-Q,

$88.3 million in principal amount of the 2019 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending January 31, 2019.
The following table sets forth the components of the Notes as of October 31, 2018 and July 31, 2018 (in millions):

	October 31, 2018			July 31, 2018
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Liability component:
Principal	$247.7	$1,693.0	$1,940.7	$575.0	$1,693.0	$2,268.0
Less: debt discount and debt issuance costs, net of amortization	7.8	308.5	316.3	24.6	323.3	347.9
Net carrying amount	$239.9	$1,384.5	$1,624.4	$550.4	$1,369.7	$1,920.1

Equity component (including amounts classified as temporary equity)	$47.3	$315.0	$362.3	$109.8	$315.0	$424.8
The total estimated fair value of the Notes was $2.1 billion and $2.7 billion at October 31, 2018 and July 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2018 and July 31, 2018 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of October 31, 2018, the if-converted value of the 2019 Notes exceeded its principal amount by $220.2 million. Based on the closing price of our common stock on October 31, 2018, the if-converted value of the 2023 Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended			Three Months Ended
	October 31, 2018			October 31, 2017
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$3.2	$3.2	$—	$—	$—
Amortization of debt discount	4.0	14.4	18.4	5.6	—	5.6
Amortization of debt issuance costs	0.5	0.5	1.0	0.7	—	0.7
Total interest expense recognized	$4.5	$18.1	$22.6	$6.3	$—	$6.3

Effective interest rate of the liability component	4.8%	5.2%		4.8%	—%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into separate convertible note hedge transactions (the “2019 Note Hedges,” with respect to the 2019 Notes, and the “2023 Note Hedges,” with respect to the 2023 Notes, and collectively, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of Notes.
The following table presents details of the Note Hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2019 Note Hedges	5.2	$111.0
2023 Note Hedges	6.4	$332.0
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
As a result of the conversions of the 2019 Notes settled during the fiscal quarter ended October 31, 2018, we exercised the corresponding portion of our 2019 Note Hedges and received 1.4 million shares of common stock during the period.

Warrants
Separately, but concurrently with the issuance of each series of Notes, we entered into transactions whereby we sold warrants (the “2019 Warrants,” with respect to the 2019 Notes, and the “2023 Warrants,” with respect to the 2023 Notes, and collectively, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2019 Warrants and 2023 Warrants are exercisable beginning October 2019 and October 2023, respectively.
The following table presents details of the Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2019 Warrants	5.2	$137.85	$78.3
2023 Warrants	6.4	$417.80	$145.4
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
Revolving Credit Facility
On September 4, 2018, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The Credit Facility matures on the earlier of (i) September 4, 2023 and (ii) the date that is 91 days prior to the stated maturity of our 2023 Notes if (a) any of the 2023 Notes are still outstanding and (b) our unrestricted cash and cash equivalents are less than the then outstanding principal amount of our 2023 Notes plus $400.0 million.

The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of October 31, 2018, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire through the year ending July 31, 2028.
In May 2015 and October 2015, we entered into a total of three lease agreements for approximately 941,000 square feet of corporate office space in Santa Clara, California, which serves as our new corporate headquarters. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended beyond their expiration dates of July 2028 through July 2046. In September 2017, per the terms of the lease agreements, the landlords exercised their option to amend our lease payment schedules and eliminate our rent holiday periods, which increased our rental payments by $24.4 million, $11.8 million, and $2.0 million for fiscal 2018, 2019, and 2020, respectively. In exchange, we received an upfront cash reimbursement of $38.2 million during the three months ended October 31, 2017, which we have applied and will apply against the future additional rental payments when due. As amended, rental payments under the three lease agreements are approximately $412.0 million over the lease term.
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

In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2018, and a corresponding liability in our consolidated balance sheets. During the three months ended October 31, 2018, we released $2.5 million of the cease-use liability through rental payments. As of October 31, 2018, the remaining balance of the cease-use liability was $26.6 million, which is expected to be paid through the end of the lease term in July 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of October 31, 2018 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2019	$50.4
2020	68.9
2021	64.1
2022	59.8
2023	58.5
2024 and thereafter	224.1
Committed gross lease payments	525.8
Less: proceeds from sublease rentals	12.8
Net operating lease obligation	$513.0
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of October 31, 2018, our purchase commitments under such orders were $155.6 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
In March 2018, we amended an agreement with a third-party provider for our use of certain cloud services through June 2020. Under the non-cancelable addendum, we are committed to a minimum purchase of $14.0 million between April 2018 and March 2019 and $8.0 million between April 2019 and March 2020. As of October 31, 2018, our purchase commitment under the addendum was $8.0 million.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2018, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

11. Stockholders’ Equity
Share Repurchase Program
In August 2016, our board of directors authorized a $500.0 million share repurchase program that is funded from available working capital. In February 2017, our board of directors authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2018 and may be suspended or discontinued at any time.
There were no shares repurchased under the authorization during the three months ended October 31, 2018. As of October 31, 2018, $330.0 million remained available for future share repurchases under the repurchase authorization.
12. Equity Award Plans
Share-Based Compensation Plans
RedLock Inc. 2015 Stock Plan
In connection with our acquisition of RedLock on October 12, 2018, we assumed RedLock’s 2015 Stock Plan, as amended (the “RedLock Plan”), under which the assumed RedLock equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the RedLock Plan. No additional equity awards will be granted under the RedLock Plan. Refer to Note 6. Acquisitions for more information on the RedLock acquisition and the related equity awards assumed.
Stock Option Activities
The following table summarizes the stock option and performance stock option (“PSO”) activity under our stock plans during the reporting period (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2018	1.1	$13.29	3.1	$199.8	1.1	$198.50	7.0	$—
Granted	—	$—			2.2	$193.51
Exercised	(0.2)	$13.51			—	$—
Forfeited	—	$—			—	$—
Balance—October 31, 2018	0.9	$13.23	2.9	$150.7	3.3	$195.24	7.0	$—
Exercisable—October 31, 2018	0.9	$13.23	2.9	$150.7	—	$—	0.0	$—
In October 2018, we granted 2.2 million PSOs with both a market condition and a service condition to certain executives. The market condition requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 (the “stock price targets”) during the four-, five-, six-, and seven-year periods following the date of grant, respectively. To the extent that the stock price targets have been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service.
The aggregate fair value of the PSOs granted in October 2018 was $130.0 million based on a weighted-average fair value of $59.64 per share, which was estimated on the grant date using a Monte Carlo simulation model and the following assumptions: expected volatility of 35.6%, based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock; dividend yield of 0.0%, based on our current expectations about our anticipated dividend policy; risk-free interest rates ranging from 3.1% to 3.2%, based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche; and an expected term which takes into consideration the vesting term and the contractual term of the PSOs. We recognize share-based compensation expense for our PSOs on a straight-line basis over the requisite service period for each separately vesting portion of the award.
In November 2018, we granted PSOs and restricted stock units with a total value of $34.5 million to our newly appointed president.

Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2018	0.3	$160.85	6.7	$160.20	1.6	$1,335.2
Granted(1)(2)	—	$—	1.6	$198.48
Vested	(0.1)	$167.18	(0.6)	$149.95
Forfeited	—	$—	(0.2)	$156.39
Balance—October 31, 2018	0.2	$157.84	7.5	$169.81	1.6	$1,367.9
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

(2)	Includes 0.2 million RSUs granted under the assumed RedLock Plan with a weighted-average grant-date fair value of $211.95 per share.
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
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2018	2017
Cost of product revenue	$1.6	$1.9
Cost of subscription and support revenue	17.5	15.9
Research and development	40.5	37.5
Sales and marketing	56.0	51.2
General and administrative	35.5	19.2
Total share-based compensation	$151.1	$125.7
In connection with our acquisition of RedLock, we accelerated the vesting of certain equity awards and as a result, we recorded $14.2 million of share-based compensation within general and administrative expense during the three months ended October 31, 2018.
As of October 31, 2018, total compensation cost related to unvested share-based awards not yet recognized was $1.4 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.9 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
13. Income Taxes
Our provision for income taxes for the three months ended October 31, 2018 reflects an effective tax rate of 8.4%. Our effective tax rate for the three months ended October 31, 2018 was positive as we recorded a benefit from income taxes on year to date losses. The key components of our income tax provision, excluding one-time items, primarily consist of foreign income taxes and withholding taxes. During the three months ended October 31, 2018, the effect of these key components were offset by a one-time tax benefit of $9.4 million from a partial release of our valuation allowance related to the acquisition of RedLock Inc. Our effective tax rate differs from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
Our provision for income taxes for the three months ended October 31, 2017 reflects an effective tax rate of (14.9)%. Our effective tax rate for this period was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our effective tax rate differed from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and charges in our valuation allowance.
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The SEC staff and FASB previously issued guidance that allows companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. As of October 31, 2018, we did not have any significant adjustments to our assessment performed as of July 31, 2018. We continue to analyze the tax effects of the TCJA, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the TCJA from the U.S. federal and state tax authorities.
14. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2018	2017
		(As Adjusted)
Net loss	$(38.3)	$(63.2)
Weighted-average shares used to compute net loss per share, basic and diluted	93.8	90.9
Net loss per share, basic and diluted	$(0.41)	$(0.70)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2018	2017
Convertible senior notes	8.6	5.2
Warrants related to the issuance of convertible senior notes	11.6	5.2
RSUs and PSUs	7.5	7.3
Options to purchase common stock, including PSOs	4.2	1.5
RSAs and PSAs	0.2	0.8
ESPP shares	0.1	0.1
Total	32.2	20.1

15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended
	October 31,
	2018	2017
Interest income	$15.4	$5.1
Foreign currency exchange gains (losses), net	—	(0.6)
Other	(2.4)	0.3
Total other income, net	$13.0	$4.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, including our ongoing assessment of the impact of the TCJA and any future adjustments, investment plans and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce, including through deployment of new capabilities via security applications developed by third parties; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our plans to use the upfront cash reimbursement received from our landlords against future rental payments; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2018 to the three months ended October 31, 2017.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of October 31, 2018, including expected payment schedules.

•	Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

•	Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We have pioneered the next generation of security through our innovative Security Operating Platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks. Our platform uses an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platform enables our end-customers to pursue transformative digital initiatives, like public cloud and mobility, that grow their business, while maintaining the visibility and control needed to protect their valued data and critical control systems. We believe the architecture of our platform offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone hardware and software security products, and consists of four primary security capabilities.

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

For the first quarter of fiscal 2019 and 2018, total revenue was $656.0 million and $501.8 million, respectively, representing year-over-year growth of 30.7%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2018, we had end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $240.5 million, or 36.7% of total revenue, for the first quarter of fiscal 2019, representing year-over-year growth of 30.1%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-200, which is designed for enterprise remote offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $415.5 million, or 63.3% of total revenue, for the first quarter of fiscal 2019, representing year-over-year growth of 31.1%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example, in October 2018, we acquired RedLock Inc. (“RedLock”), which expands our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology.
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

	October 31, 2018	July 31, 2018

	(in millions)
Total deferred revenue(1)	$2,384.4	$2,279.3
Cash, cash equivalents, and investments	$3,769.3	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended October 31,
	2018	2017(1)

	(dollars in millions)
Total revenue	$656.0	$501.8
Total revenue year-over-year percentage increase	30.7%	26.0%
Gross margin	72.0%	71.8%
Operating loss	$(32.1)	$(53.5)
Operating margin	(4.9)%	(10.7)%
Billings	$758.5	$595.4
Billings year-over-year percentage increase	27.4%	24.6%
Cash flow provided by operating activities	$252.3	$274.0
Free cash flow (non-GAAP)	$218.0	$241.8
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard and new guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

•
Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other conditions for revenue recognition have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near-term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended October 31,
	2018	2017(1)

	(in millions)
Billings:
Total revenue	$656.0	$501.8
Add: change in total deferred revenue, net of acquired deferred revenue	102.5	93.6
Billings	$758.5	$595.4
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

	Three Months Ended October 31,
	2018	2017

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$252.3	$274.0
Less: purchases of property, equipment, and other assets	34.3	32.2
Free cash flow (non-GAAP)(1)	$218.0	$241.8
Net cash used in investing activities	$(713.1)	$(52.4)
Net cash used in financing activities	$(261.8)	$(123.4)
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of new guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2018		2017(1)
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$240.5	36.7%	$184.8	36.8%
Subscription and support	415.5	63.3%	317.0	63.2%
Total revenue	656.0	100.0%	501.8	100.0%
Cost of revenue:
Product	73.2	11.2%	57.6	11.5%
Subscription and support	110.3	16.8%	83.7	16.7%
Total cost of revenue(2)	183.5	28.0%	141.3	28.2%
Total gross profit	472.5	72.0%	360.5	71.8%
Operating expenses:
Research and development	113.4	17.3%	94.2	18.8%
Sales and marketing	314.6	47.9%	254.1	50.6%
General and administrative	76.6	11.7%	65.7	13.1%
Total operating expenses(2)	504.6	76.9%	414.0	82.5%
Operating loss	(32.1)	(4.9)%	(53.5)	(10.7)%
Interest expense	(22.7)	(3.5)%	(6.3)	(1.3)%
Other income, net	13.0	2.0%	4.8	1.0%
Loss before income taxes	(41.8)	(6.4)%	(55.0)	(11.0)%
Provision for (benefit from) income taxes	(3.5)	(0.6)%	8.2	1.6%
Net loss	$(38.3)	(5.8)%	$(63.2)	(12.6)%
______________

(1)
Certain amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Includes share-based compensation as follows:

	Three Months Ended October 31,
	2018	2017

	(in millions)
Cost of product revenue	$1.6	$1.9
Cost of subscription and support revenue	17.5	15.9
Research and development	40.5	37.5
Sales and marketing	56.0	51.2
General and administrative	35.5	19.2
Total share-based compensation	$151.1	$125.7

Revenue
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized upon transfer of control of the corresponding promised products and subscriptions and support to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and subscriptions and support. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. We recognize product revenue at the time of hardware shipment or delivery of software license.

	Three Months Ended October 31,
	2018	2017(1)	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$240.5	$184.8	$55.7	30.1%
______________

(1)
This amount has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Product revenue increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 due to increased demand for our appliances. The change in product revenue due to pricing was not significant.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. Our contractual subscription and support contracts are typically one to five years. We recognize revenue from subscriptions and support over time as the services are performed. As a percentage of total revenue, we expect our subscription and support revenue to vary from quarter to quarter and increase over the long term as we introduce new subscriptions, renew existing subscription and support contracts, and expand our installed end-customer base.

	Three Months Ended October 31,
	2018	2017(1)	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$231.3	$169.0	$62.3	36.9%
Support	184.2	148.0	36.2	24.5%
Total subscription and support	$415.5	$317.0	$98.5	31.1%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Subscription and support revenue increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Three Months Ended October 31,
	2018	2017(1)	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$450.2	$349.3	$100.9	28.9%
EMEA	127.7	94.7	33.0	34.8%
APAC	78.1	57.8	20.3	35.1%
Total revenue	$656.0	$501.8	$154.2	30.7%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$73.2	$57.6	$15.6	27.1%
Number of employees at period end	97	98	(1)	(1.0)%
Cost of product revenue increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 primarily due to an increase in product unit volume.

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

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue(1)	$110.3	$83.7	$26.6	31.8%
Number of employees at period end	985	778	207	26.6%
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Cost of subscription and support revenue increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to an increase in personnel costs for our global customer support and technical operations organizations, which grew $11.5 million to $58.6 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to headcount growth. The remaining increase was primarily due to data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings, costs to expand our customer service capabilities, and amortization of purchased intangible assets.
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

	Three Months Ended October 31,
	2018		2017(1)
	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$167.3	69.6%	$127.2	68.8%
Subscription and support	305.2	73.5%	233.3	73.6%
Total gross profit	$472.5	72.0%	$360.5	71.8%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Product gross margin increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, due to increased leverage of our operations organization, partially offset by higher product costs related to our newly introduced appliances, which have lower product margins.
Subscription and support gross margin was flat for the three months ended October 31, 2018 compared to the three months ended October 31, 2017.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2018, we expect to recognize approximately $1.4 billion of share-based compensation expense over a weighted-average period of approximately 2.9 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$113.4	$94.2	$19.2	20.4%
Number of employees at period end	1,047	787	260	33.0%
Research and development expense increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase in personnel costs, which grew $15.6 million to $93.3 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs.
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

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing(1)	$314.6	$254.1	$60.5	23.8%
Number of employees at period end	2,826	2,466	360	14.6%
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Sales and marketing expense increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase in personnel costs, which grew $34.8 million to $227.3 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, largely due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs and costs related to user conferences.

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

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$76.6	$65.7	$10.9	16.6%
Number of employees at period end	690	578	112	19.4%
General and administrative expense increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was driven by an increase in personnel costs, which grew $17.9 million to $52.8 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to expense related to the accelerated vesting of certain equity awards in connection with the RedLock acquisition of $14.2 million. This increase was partially offset by a decrease due to the cease-use loss of $15.4 million recognized on the lease of our previous headquarter facilities during the three months ended October 31, 2017. The remaining increase was primarily due to an increase in legal expenses during the three months ended October 31, 2018.
Interest Expense
Interest expense primarily consists of non-cash interest expense from the amortization of the debt discount and debt issuance costs related to our 2019 Notes and 2023 Notes, and also includes the contractual interest expense related to our 2023 Notes.

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$(22.7)	$(6.3)	$(16.4)	260.3%
Interest expense increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to interest expense recognized on the 2023 Notes issued in July 2018. We expect interest expense to increase in fiscal 2019 due to interest expense to be incurred on the 2023 Notes, partially offset by a reduction in interest expense on the 2019 Notes due to conversions before or upon maturity. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$13.0	$4.8	$8.2	170.8%
Other income, net increased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily driven by a $10.3 million increase in interest income, largely due to higher cash, cash equivalents, and investments balances and higher yields on these balances during the three months ended October 31, 2018 compared to the three months ended October 31, 2017. This increase was partially offset by a $2.2 million loss recognized related to the settlement of the 2019 Notes converted during the three months ended October 31, 2018. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, withholding taxes, and U.S. state income taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. In recent years, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate structure has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures. To the extent we revisit our corporate structure, it may have an impact on our tax provision.

	Three Months Ended October 31,		Change
	2018	2017	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$(3.5)	$8.2	$(11.7)	(142.7)%
Effective tax rate	8.4%	(14.9)%
We recorded an income tax benefit for the three months ended October 31, 2018. Key components of our provision for income taxes, excluding one-time items, include foreign income taxes and withholding taxes. Our provision for income taxes decreased for the three months ended October 31, 2018 compared to the three months ended October 31, 2017, primarily due to a one-time tax benefit of $9.4 million from a partial release of our valuation allowance related to the acquisition of RedLock Inc. and due to our adoption of new accounting guidance for intra-entity asset transfers, other than inventory.
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. Since the enactment of the TCJA, we have recognized provisional amounts for the related tax effects as components of income tax expense. As of October 31, 2018, we did not have any significant adjustments to our assessment performed as of July 31, 2018. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the TCJA.
Liquidity and Capital Resources

	October 31, 2018	July 31, 2018

	(in millions)
Working capital(1)(2)	$1,999.5	$2,036.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,784.4	$2,506.9
Investments	1,984.9	1,444.0
Total cash, cash equivalents, and investments	$3,769.3	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
The net carrying amount of the 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) was classified in current liabilities in our condensed consolidated balance sheets as of October 31, 2018 and July 31, 2018, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

As of October 31, 2018, our total cash, cash equivalents, and investments of $3.8 billion were held for general corporate purposes, of which approximately $225.5 million was held outside of the United States. As of October 31, 2018, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings were not material as of October 31, 2018.
In June 2014, we issued 2019 Notes with an aggregate principal amount of $575.0 million and in July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. As of October 31, 2018, $247.7 million of the 2019 Notes remained outstanding and all of the 2023 Notes remained outstanding. The 2019 Notes and the 2023 Notes mature on July 1, 2019 and July 1, 2023, respectively; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity dates. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. During the three months ended October 31, 2018, holders converted $327.3 million in aggregate principal amount of the 2019 Notes, which we repaid in cash. We also issued 1.4 million shares of our common stock to the holders for the conversion value in excess of the principal amount of the 2019 Notes converted, which were fully offset by shares received from our exercise of the associated note hedges. Subsequent to October 31, 2018, through the filing date of this Quarterly Report on Form 10-Q, $88.3 million in principal amount of the 2019 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending January 31, 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of October 31, 2018, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In August 2016, our board of directors authorized a $500.0 million share repurchase program and, in February 2017, authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The repurchase authorization will expire on December 31, 2018 and may be suspended or discontinued at any time. As of October 31, 2018, $330.0 million was available for future share repurchases under the repurchase authorization. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the repurchase authorization.
The following table summarizes our cash flows for the three months ended October 31, 2018 and 2017:

	Three Months Ended October 31,
	2018	2017

	(in millions)
Net cash provided by operating activities(1)	$252.3	$274.0
Net cash used in investing activities	(713.1)	(52.4)
Net cash used in financing activities	(261.8)	(123.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash(1)	$(722.6)	$98.2
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of new guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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
Cash provided by operating activities during the three months ended October 31, 2018 was $252.3 million, a decrease of $21.7 million compared to the three months ended October 31, 2017. The decrease was due to repayments of the 2019 Notes attributable to the debt discount of $52.3 million during the three months ended October 31, 2018, and the receipt of an upfront cash reimbursement of $38.2 million related to certain of our lease agreements during the three months ended October 31, 2017. This was partially offset by an increase due to growth of our business, as reflected by an increase in billings during the three months ended October 31, 2018.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2018 was $713.1 million, an increase of $660.7 million compared to the three months ended October 31, 2017, due to higher net purchases of investments and cash paid for our acquisition of RedLock during the three months ended October 31, 2018.
Financing Activities
Our financing activities have consisted of net proceeds from the issuance of the Notes and related transactions, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the three months ended October 31, 2018 was $261.8 million, an increase of $138.4 million compared to the three months ended October 31, 2017, primarily due to repayments of our 2019 Notes, partially offset by a decrease in repurchases of our common stock during the three months ended October 31, 2018.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of October 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$247.7	$247.7	$—	$—	$—
0.75% Convertible Senior Notes due 2023	1,693.0	—	—	1,693.0	—
Operating lease obligations(2)	525.8	67.8	130.5	114.5	213.0
Purchase obligations(3)	163.6	155.6	8.0	—	—
Total(4)	$2,630.1	$471.1	$138.5	$1,807.5	$213.0
______________

(1)
As of October 31, 2018, holders may convert their 2019 Notes at any time during the fiscal quarter ending January 31, 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $12.8 million, which consists of $5.0 million to be received in less than one year, and $7.8 million to be received in one to three years. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum purchase commitments for our use of certain cloud services with a third-party provider. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of October 31, 2018, we had approximately $81.7 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report, except for revenue recognition and deferred contract costs, due to our adoption of new accounting guidance, as described below. Refer to “Recently Adopted Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our adoption of the new accounting guidance.
Revenue Recognition
The majority of our contracts with our customers include various combinations of our products and subscriptions and support which are distinct and accounted for as separate performance obligations. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount we are due in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.
We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we estimate the standalone selling price based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our offerings were sold (domestic or international) and offering type (products, subscriptions, or support). As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.
Deferred Contract Costs
We defer contract costs that are recoverable and incremental to obtaining customer sales contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Sales commissions for initial contracts that are not commensurate with renewal commissions are amortized over a benefit period of five years, consistent with the revenue recognition pattern of the performance obligations in the related contracts including expected renewals. The benefit period is determined by taking into consideration of contract length, technology life, and other quantitative and qualitative factors. The expected renewals are estimated based on historical renewal trends. Sales commissions for initial contracts that are commensurate and sales commissions for renewal contracts are amortized over the related contractual period in proportion to the revenue recognized.
Recent Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk have not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls in connection with our adoption of the new accounting standard related to revenue recognition effective August 1, 2018; however, these did not constitute significant changes to our internal control over financial reporting.
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
The information set forth under the “Litigation” subheading in Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2018 to the end of the first quarter of fiscal 2019, our headcount increased from 5,348 to 5,645 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•
future accounting pronouncements or changes in our accounting policies, including the impact of the adoption and implementation of the Financial Accounting Standards Board’s new standard regarding revenue recognition;

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of “Brexit,” uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 30.7% and 26.0% in the first quarter of fiscal 2019 and fiscal 2018, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $857.3 million as of October 31, 2018. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 63.3% of total revenue in the first quarter of fiscal 2019 and 63.2% of total revenue in the first quarter of fiscal 2018. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
We depend on manufacturing partners, primarily Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed potential, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. Each of these factors could severely impair our ability to fulfill orders.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $238.0 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the first quarter of fiscal 2019, three distributors represented 65.4% of our total revenue, and as of October 31, 2018, three distributors represented 65.9% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. As a result, our ability, and the ability of our channel partners to provide adequate and timely support to our end-customers will be negatively impacted, and our end-customers’ satisfaction with our products and subscriptions will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our failure or our channel partners’ failure to provide and maintain high-quality support services could have a material adverse effect on our business, financial condition, and operating results.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc., in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, in April 2018, we acquired Secdo, and in October 2018 we acquired RedLock Inc. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued 0.0% Convertible

Senior Notes due 2019 (the “2019 Notes”) and in July 2018, we issued 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”); any conversion of some or all of either series of Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes, or otherwise will dilute all other stockholders.” The holders of the Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Additionally, as we have worked toward adopting and implementing the new revenue accounting standard, management has made judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $239.50 to $140.12, as measured through November 20, 2018. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In June 2017, we announced our plans to form the $20.0 million Palo Alto Networks Venture Fund. The fund is aimed at seed-, early-, and growth-stage security companies with a cloud-based application approach. We may not realize a return on our capital investments. Many such private companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have and intend to invest in could significantly change. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data and as such, the basis for these valuations is subject to the timing and accuracy of the data received from these companies. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could be material and negatively impact our financial results. All of our investments are subject to a risk of a partial or total loss of investment capital.
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
Unregistered Sales of Equity Securities
During the three months ended October 31, 2018, holders converted $327.3 million in aggregate principal amount of the 2019 Notes, which we repaid in cash. We also issued 1.4 million shares of our unregistered common stock to the holders for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Additionally, during the three months ended October 31, 2018, we issued a total of 19,700 shares of our unregistered common stock in connection with the acquisition of RedLock (“RedLock Transaction”).
The RedLock Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the securities pursuant to the RedLock Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the RedLock Transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no shares repurchased under our share repurchase program during the three months ended October 31, 2018. Between August 1, 2018 and August 31, 2018 and between October 1, 2018 and October 31, 2018, shares of restricted common stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $212.62 and $193.51, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods were not significant.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-35594	3.1	September 14, 2018

10.1	Credit Agreement, dated as of September 4, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.	8-K	001-35594	10.1	September 6, 2018

10.2*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.3*	Offer Letter between the Registrant and Amit K. Singh, dated October 11, 2018.	8-K	001-35594	10.1	October 15, 2018

10.4*	Confirmatory Employment Letter between the Registrant and Lee Klarich, dated December 19, 2011.

10.5*	Transition Agreement and Release between the Registrant and Mark F. Anderson, dated October 31, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 30, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 30, 2018

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)