Form 10-Q
period 2019-01-31
Palo Alto Networks Inc
filed 2019-02-27
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 14, 2019 was 93,732,953.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2019	July 31, 2018
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$1,127.8	$2,506.9
Short-term investments	1,702.2	896.5
Accounts receivable, net of allowance for doubtful accounts of $1.2 at January 31, 2019 and July 31, 2018	415.0	467.0
Prepaid expenses and other current assets	242.5	268.1
Total current assets	3,487.5	4,138.5
Property and equipment, net	273.2	273.1
Long-term investments	808.6	547.5
Goodwill	636.4	522.8
Intangible assets, net	171.8	140.8
Other assets	330.0	326.2
Total assets	$5,707.5	$5,948.9
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$27.9	$49.4
Accrued compensation	143.4	163.7
Accrued and other liabilities	171.4	124.6
Deferred revenue	1,369.2	1,213.6
Convertible senior notes, net	156.3	550.4
Total current liabilities	1,868.2	2,101.7
Convertible senior notes, net	1,399.5	1,369.7
Long-term deferred revenue	1,156.5	1,065.7
Other long-term liabilities	208.7	229.6
Commitments and contingencies (Note 10)
Temporary equity	2.8	21.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2019 and July 31, 2018	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 93.7 and 93.6 shares issued and outstanding at January 31, 2019 and July 31, 2018, respectively	1,941.5	1,967.4
Accumulated other comprehensive loss	(9.8)	(16.4)
Accumulated deficit	(859.9)	(790.7)
Total stockholders’ equity	1,071.8	1,160.3
Total liabilities, temporary equity, and stockholders’ equity	$5,707.5	$5,948.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)
Revenue:
Product	$271.6	$204.8	$512.1	$389.6
Subscription and support	439.6	340.8	855.1	657.8
Total revenue	711.2	545.6	1,367.2	1,047.4
Cost of revenue:
Product	82.5	63.9	155.7	121.5
Subscription and support	120.1	95.5	230.4	179.2
Total cost of revenue	202.6	159.4	386.1	300.7
Total gross profit	508.6	386.2	981.1	746.7
Operating expenses:
Research and development	128.3	96.6	241.7	190.8
Sales and marketing	320.0	258.8	634.6	512.9
General and administrative	53.7	53.3	130.3	119.0
Total operating expenses	502.0	408.7	1,006.6	822.7
Operating income (loss)	6.6	(22.5)	(25.5)	(76.0)
Interest expense	(20.6)	(6.4)	(43.3)	(12.7)
Other income, net	16.0	4.9	29.0	9.7
Income (loss) before income taxes	2.0	(24.0)	(39.8)	(79.0)
Provision for income taxes	4.6	1.6	1.1	9.8
Net loss	$(2.6)	$(25.6)	$(40.9)	$(88.8)
Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.44)	$(0.98)
Weighted-average shares used to compute net loss per share, basic and diluted	94.0	91.1	93.9	91.0

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)
Net loss	$(2.6)	$(25.6)	$(40.9)	$(88.8)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	4.8	(5.3)	5.7	(7.2)
Change in unrealized gains (losses) on cash flow hedges	4.4	5.1	0.9	3.4
Other comprehensive income (loss)	9.2	(0.2)	6.6	(3.8)
Comprehensive income (loss)	$6.6	$(25.8)	$(34.3)	$(92.6)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended January 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2018	94.7	$2,129.3	$(19.0)	$(857.3)	$1,253.0
Net loss	—	—	—	(2.6)	(2.6)
Other comprehensive income	—	—	9.2	—	9.2
Issuance of common stock in connection with employee equity incentive plans	0.9	3.1	—	—	3.1
Taxes paid related to net share settlement of equity awards	—	(7.1)	—	—	(7.1)
Share-based compensation for equity-based awards	—	144.1	—	—	144.1
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Settlement of convertible notes	0.3	(2.0)	—	—	(2.0)
Common stock received from exercise of note hedges	(0.3)	—	—	—	—
Temporary equity reclassification	—	4.1	—	—	4.1
Balance as of January 31, 2019	93.7	$1,941.5	$(9.8)	$(859.9)	$1,071.8

	Three Months Ended January 31, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
				(As Adjusted)	(As Adjusted)
Balance as of October 31, 2017	91.9	$1,573.2	$(7.0)	$(731.7)	$834.5
Net loss	—	—	—	(25.6)	(25.6)
Other comprehensive loss	—	—	(0.2)	—	(0.2)
Issuance of common stock in connection with employee equity incentive plans	0.8	1.3	—	—	1.3
Taxes paid related to net share settlement of equity awards	—	(11.5)	—	—	(11.5)
Share-based compensation for equity-based awards	—	132.2	—	—	132.2
Repurchase and retirement of common stock	(0.9)	(125.0)	—	—	(125.0)
Temporary equity reclassification	—	5.7	—	—	5.7
Balance as of January 31, 2018	91.8	$1,575.9	$(7.2)	$(757.3)	$811.4

	Six Months Ended January 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018 (as adjusted)	93.6	$1,967.4	$(16.4)	$(790.7)	$1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(40.9)	(40.9)
Other comprehensive income	—	—	6.6	—	6.6
Issuance of common stock in connection with employee equity incentive plans	2.0	33.9	—	—	33.9
Taxes paid related to net share settlement of equity awards	—	(21.0)	—	—	(21.0)
Share-based compensation for equity-based awards	—	284.3	—	—	284.3
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Settlement of convertible notes	1.7	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(1.7)	—	—	—	—
Temporary equity reclassification	—	19.1	—	—	19.1
Balance as of January 31, 2019	93.7	$1,941.5	$(9.8)	$(859.9)	$1,071.8

	Six Months Ended January 31, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
				(As Adjusted)	(As Adjusted)
Balance as of July 31, 2017	91.5	$1,599.7	$(3.4)	$(668.5)	$927.8
Net loss	—	—	—	(88.8)	(88.8)
Other comprehensive loss	—	—	(3.8)	—	(3.8)
Issuance of common stock in connection with employee equity incentive plans	2.0	23.6	—	—	23.6
Taxes paid related to net share settlement of equity awards	—	(22.9)	—	—	(22.9)
Share-based compensation for equity-based awards	—	259.0	—	—	259.0
Repurchase and retirement of common stock	(1.7)	(250.0)	—	—	(250.0)
Temporary equity reclassification	—	(33.5)	—	—	(33.5)
Balance as of January 31, 2018	91.8	$1,575.9	$(7.2)	$(757.3)	$811.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2019	2018
		(As Adjusted)
Cash flows from operating activities
Net loss	$(40.9)	$(88.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	279.3	256.5
Depreciation and amortization	71.3	43.4
Cease-use loss related to facility exit	—	16.7
Amortization of deferred contract costs	83.0	57.3
Amortization of debt discount and debt issuance costs	36.5	12.7
Amortization of investment premiums, net of accretion of purchase discounts	(7.7)	0.6
Loss on conversions of convertible senior notes	2.6	—
Repayments of convertible senior notes attributable to debt discount	(67.1)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	53.9	68.0
Prepaid expenses and other assets	(83.2)	(105.8)
Accounts payable	(11.2)	(6.4)
Accrued compensation	(21.0)	(4.3)
Accrued and other liabilities	(11.6)	47.5
Deferred revenue	243.8	221.2
Net cash provided by operating activities	527.7	518.6
Cash flows from investing activities
Purchases of investments	(2,031.9)	(372.5)
Proceeds from sales of investments	3.5	—
Proceeds from maturities of investments	1,004.2	341.8
Business acquisitions, net of cash acquired	(154.9)	—
Purchases of property, equipment, and other assets	(57.8)	(57.8)
Net cash used in investing activities	(1,236.9)	(88.5)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	(348.5)	—
Payments for debt issuance costs	(3.7)	—
Repurchases of common stock	(330.0)	(259.1)
Proceeds from sales of shares through employee equity incentive plans	33.6	23.4
Payments for taxes related to net share settlement of equity awards	(21.0)	(22.9)
Net cash used in financing activities	(669.6)	(258.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,378.8)	171.5
Cash, cash equivalents, and restricted cash—beginning of period	2,509.2	745.5
Cash, cash equivalents, and restricted cash—end of period	$1,130.4	$917.0

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,127.8	$915.0
Restricted cash included in prepaid expenses and other current assets	1.3	0.7
Restricted cash included in other assets	1.3	1.3
Total cash, cash equivalents, and restricted cash	$1,130.4	$917.0

Non-cash investing and financing activities
Property and equipment acquired through lease incentives	$—	$37.8
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, except for the change in our accounting policies for revenue recognition and deferred contract costs due to our adoption of new accounting guidance related to revenue from contracts with customers. Refer to “Recently Adopted Accounting Pronouncements” below, Note 2. Revenue, and Note 8. Deferred Contract Costs for more information.
Recently Adopted Accounting Pronouncements
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Under the new standard, capitalized implementation costs are generally amortized over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We early adopted this standard in our second quarter of fiscal 2019 on a prospective basis. The adoption of the standard did not have a material impact on our condensed consolidated financial statements.
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
Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted the standard in our first quarter of fiscal 2019 on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as an increase to accumulated deficit of $28.3 million, with a corresponding decrease to prepaid expenses and other current assets and other assets in our condensed consolidated balance sheets as of August 1, 2018, the date of adoption. The cumulative effect adjustment represents the reclassification of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.
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
The adoption of the standard using the full retrospective method required us to restate the prior periods presented in this Quarterly Report on Form 10-Q, with the cumulative effect of the change of $168.2 million reflected in accumulated deficit as of July 31, 2017. In adopting the new standard, we have also applied a transition practical expedient and have not disclosed revenue expected to be recognized from remaining performance obligations for periods prior to August 1, 2018.

The following tables present the impact of the adoption of the standard on our previously reported results (in millions, except per share data):

	Three Months Ended January 31, 2018			Six Months Ended January 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Statements of Operations
Product revenue	$202.2	$2.6	$204.8	$388.7	$0.9	$389.6
Subscription and support revenue	340.2	0.6	340.8	659.2	(1.4)	657.8
Total revenue	542.4	3.2	545.6	1,047.9	(0.5)	1,047.4
Total cost of revenue	159.3	0.1	159.4	300.7	—	300.7
Total operating expenses	414.9	(6.2)	408.7	833.3	(10.6)	822.7
Operating loss	(31.8)	9.3	(22.5)	(86.1)	10.1	(76.0)
Net loss	(34.9)	9.3	(25.6)	(98.9)	10.1	(88.8)
Net loss per share, basic and diluted	$(0.38)	$0.10	$(0.28)	$(1.09)	$0.11	$(0.98)

	July 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Condensed Consolidated Balance Sheet
Accounts receivable, net	$467.3	$(0.3)	$467.0
Prepaid expenses and other current assets	261.3	6.8	268.1
Other assets	206.8	119.4	326.2
Accrued and other liabilities	107.0	17.6	124.6
Deferred revenue	1,268.9	(55.3)	1,213.6
Long-term deferred revenue	1,096.0	(30.3)	1,065.7
Accumulated deficit	$(984.6)	$193.9	$(790.7)
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
Leases
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. The standard is effective for us in our first quarter of fiscal 2020 and will be applied on a modified retrospective basis, with the option to elect certain practical expedients. Early adoption is permitted; however, we plan to adopt the new standard in our first quarter of fiscal 2020. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets, which will increase our total assets and total liabilities. We expect our operating leases, as disclosed in Note 10. Commitments and Contingencies, will be subject to the new standard. We continue to evaluate the accounting, transition, and disclosure requirements of this standard, including its impact on our systems, accounting policies, and processes.

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
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Our payment terms typically require payment within 30 to 45 days of the date we issue an invoice. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date. During the six months ended January 31, 2019, we recognized approximately $695.0 million of revenue pertaining to amounts that were deferred as of July 31, 2018.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $2.6 billion as of January 31, 2019, of which we expect to recognize approximately $1.4 billion over the next 12 months and the remainder thereafter.

Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)
Revenue:
Americas
United States	$434.6	$346.0	$850.5	$672.0
Other Americas	40.4	27.3	74.7	50.6
Total Americas	475.0	373.3	925.2	722.6
Europe, the Middle East, and Africa (“EMEA”)	148.3	107.2	276.0	201.9
Asia Pacific and Japan (“APAC”)	87.9	65.1	166.0	122.9
Total revenue	$711.2	$545.6	$1,367.2	$1,047.4
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)
Revenue:
Product	$271.6	$204.8	$512.1	$389.6
Subscription and support
Subscription	249.7	183.3	481.0	352.3
Support	189.9	157.5	374.1	305.5
Total subscription and support	439.6	340.8	855.1	657.8
Total revenue	$711.2	$545.6	$1,367.2	$1,047.4
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of January 31, 2019 and July 31, 2018 (in millions):

	January 31, 2019				July 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$430.6	$—	$—	$430.6	$1,512.3	$—	$—	$1,512.3
Commercial paper	—	39.4	—	39.4	—	52.0	—	52.0
U.S. government and agency securities	—	279.4	—	279.4	—	397.3	—	397.3
Total cash equivalents	430.6	318.8	—	749.4	1,512.3	449.3	—	1,961.6
Short-term investments:
Certificates of deposit	—	—	—	—	—	5.4	—	5.4
Non-U.S. government securities	—	—	—	—	—	20.0	—	20.0
Commercial paper	—	50.2	—	50.2	—	22.3	—	22.3
Corporate debt securities	—	216.3	—	216.3	—	139.8	—	139.8
U.S. government and agency securities	—	1,435.7	—	1,435.7	—	709.0	—	709.0
Total short-term investments	—	1,702.2	—	1,702.2	—	896.5	—	896.5
Long-term investments:
Corporate debt securities	—	279.1	—	279.1	—	153.6	—	153.6
U.S. government and agency securities	—	529.5	—	529.5	—	393.9	—	393.9
Total long-term investments	—	808.6	—	808.6	—	547.5	—	547.5
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.3	—	0.3	—	—	—	—
Total prepaid expenses and other current assets	—	0.3	—	0.3	—	—	—	—
Total assets measured at fair value	$430.6	$2,829.9	$—	$3,260.5	$1,512.3	$1,893.3	$—	$3,405.6

Accrued and other liabilities:
Foreign currency forward contracts	$—	$5.6	$—	$5.6	$—	$6.9	$—	$6.9
Total accrued and other liabilities	—	5.6	—	5.6	—	6.9	—	6.9
Total liabilities measured at fair value	$—	$5.6	$—	$5.6	$—	$6.9	$—	$6.9
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2019 and July 31, 2018.

4. Cash Equivalents and Investments
Available-for-sale Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale securities as of January 31, 2019 and July 31, 2018 (in millions):

	January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$39.4	$—	$—	$39.4
U.S. government and agency securities	279.4	—	—	279.4
Total available-for-sale cash equivalents	$318.8	$—	$—	$318.8
Investments:
Commercial paper	$50.2	$—	$—	$50.2
Corporate debt securities	495.9	0.9	(1.4)	495.4
U.S. government and agency securities	1,968.0	1.1	(3.9)	1,965.2
Total available-for-sale investments	$2,514.1	$2.0	$(5.3)	$2,510.8

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$52.0	$—	$—	$52.0
U.S. government and agency securities	397.3	—	—	397.3
Total available-for-sale cash equivalents	$449.3	$—	$—	$449.3
Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Non-U.S. government securities	20.0	—	—	20.0
Commercial paper	22.3	—	—	22.3
Corporate debt securities	295.9	—	(2.5)	293.4
U.S. government and agency securities	1,110.6	—	(7.7)	1,102.9
Total available-for-sale investments	$1,454.2	$—	$(10.2)	$1,444.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at January 31, 2019 and July 31, 2018.
The following table summarizes the amortized cost and fair value of our available-for-sale securities as of January 31, 2019, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,023.2	$2,021.0
Due between one and three years	809.7	808.6
Total	$2,832.9	$2,829.6
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our condensed consolidated balance sheets. As of January 31, 2019 and July 31, 2018, the carrying value of our marketable equity securities were $430.6 million and $1.5 billion, respectively. During the three and six months ended January 31, 2019 and 2018, there were no unrealized gains or losses recognized for these securities.

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
As of January 31, 2019 and July 31, 2018, the total notional amount of our outstanding foreign currency forward contracts was $205.1 million and $288.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported in our condensed consolidated balance sheets as of January 31, 2019.
During the three and six months ended January 31, 2019 and 2018, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of January 31, 2019 and 2018 were not material.
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
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2019 (in millions):

Amount
Balance as of July 31, 2018	$522.8
Goodwill acquired	113.6
Balance as of January 31, 2019	$636.4
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2019 and July 31, 2018 (in millions):

	January 31, 2019			July 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$203.3	$(54.5)	$148.8	$154.7	$(38.2)	$116.5
Customer relationships	17.5	(2.3)	15.2	12.2	(1.2)	11.0
Acquired intellectual property	8.9	(4.9)	4.0	8.9	(4.5)	4.4
Trade name and trademarks	9.4	(6.4)	3.0	8.5	(0.4)	8.1
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	241.3	(70.3)	171.0	186.5	(46.5)	140.0
Intangible assets not subject to amortization:
In-process research and development	0.8	—	0.8	0.8	—	0.8
Total purchased intangible assets	$242.1	$(70.3)	$171.8	$187.3	$(46.5)	$140.8
We recognized amortization expense of $14.4 million and $23.8 million for the three and six months ended January 31, 2019, respectively, and $2.7 million and $5.4 million for the three and six months ended January 31, 2018, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of January 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2019	$22.7
2020	39.4
2021	37.4
2022	32.9
2023	20.4
2024 and thereafter	18.2
Total future amortization expense	$171.0
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
The following table presents details of our short-term and long-term deferred contract costs as of January 31, 2019 and July 31, 2018 (in millions):

	January 31, 2019	July 31, 2018
Short-term deferred contract costs	$117.6	$113.2
Long-term deferred contract costs	230.7	224.8
Total deferred contract costs	$348.3	$338.0
We recognized amortization expense for our deferred contract costs of $41.9 million and $83.0 million during the three and six months ended January 31, 2019, respectively, and $29.2 million and $57.3 million during the three and six months ended January 31, 2018, respectively. We did not recognize any impairment losses on our deferred contract costs during the three and six months ended January 31, 2019 or 2018.
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
On or after the respective convertible date, holders may surrender all or any portion of their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions, and such conversions will be settled upon the applicable maturity date. Upon conversion, holders of the Notes of a series will receive cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the Notes of such series being converted.
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
The sale price condition was met for the 2019 Notes during the fiscal quarters ended July 31, 2018 and October 31, 2018. As a result, holders were able to convert their 2019 Notes at any time during the fiscal quarter ended October 31, 2018 and up to January 1, 2019. On or after January 1, 2019, holders may surrender their 2019 Notes for conversion at any time prior to maturity, in accordance with the terms described above. Such conversion requests will settle upon maturity of the 2019 Notes. Accordingly, the net carrying amount of the 2019 Notes was classified as a current liability and the portion of the equity component representing the conversion option was classified as temporary equity in our condensed consolidated balance sheets as of January 31, 2019. As of January 31, 2019, $159.4 million in aggregate principal amount of the 2019 Notes remained outstanding.

The following table presents details of conversions of the 2019 Notes during the reporting period (in millions):

	Three Months Ended	Six Months Ended
	January 31, 2019	January 31, 2019
2019 Notes principal converted and repaid in cash:
Allocated to liability component(1)	$86.3	$403.4
Allocated to equity component(2)	2.0	12.2
Total principal converted and repaid in cash	$88.3	$415.6
Loss on conversions of convertible senior notes(3)	$0.4	$2.6
Shares of common stock issued in connection with conversion of convertible senior notes(4)	0.3	1.7
______________

(1)
Recorded as a reduction to convertible senior notes, net in our condensed consolidated balance sheets and calculated by measuring the fair value of a similar liability that did not have an associated convertible feature.

(2)	Recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets.

(3)
Represents the difference between the cash consideration allocated to the liability component and the net carrying amount of the liability component on the respective settlement dates. The amount is included in other income, net in our condensed consolidated statement of operations.

(4)
Shares of common stock issued to the holders for the conversion value in excess of the principal amount. These shares were fully offset by shares received from the corresponding exercise of the associated note hedges.

The sale price condition was not met for the 2023 Notes during the fiscal quarters ended January 31, 2019 or July 31, 2018. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of January 31, 2019 and July 31, 2018. As of January 31, 2019, all of the 2023 Notes remained outstanding.
The following table sets forth the components of the Notes as of January 31, 2019 and July 31, 2018 (in millions):

	January 31, 2019			July 31, 2018
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Liability component:
Principal	$159.4	$1,693.0	$1,852.4	$575.0	$1,693.0	$2,268.0
Less: debt discount and debt issuance costs, net of amortization	3.1	293.5	296.6	24.6	323.3	347.9
Net carrying amount	$156.3	$1,399.5	$1,555.8	$550.4	$1,369.7	$1,920.1

Equity component (including amounts classified as temporary equity)	$30.4	$315.0	$345.4	$109.8	$315.0	$424.8
The total estimated fair value of the Notes was $2.1 billion and $2.7 billion at January 31, 2019 and July 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2019 and July 31, 2018 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. As of January 31, 2019, the if-converted value of the 2019 Notes exceeded its principal amount by $119.1 million. Based on the closing price of our common stock on January 31, 2019, the if-converted value of the 2023 Notes was less than its principal amount.

The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,						Six Months Ended January 31,
	2019			2018			2019			2018
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$3.1	$3.1	$—	$—	$—	$—	$6.3	$6.3	$—	$—	$—
Amortization of debt discount	2.0	14.5	16.5	5.8	—	5.8	6.0	28.9	34.9	11.4	—	11.4
Amortization of debt issuance costs	0.2	0.4	0.6	0.6	—	0.6	0.7	0.9	1.6	1.3	—	1.3
Total interest expense recognized	$2.2	$18.0	$20.2	$6.4	$—	$6.4	$6.7	$36.1	$42.8	$12.7	$—	$12.7

Effective interest rate of the liability component	4.8%	5.2%		4.8%	—%		4.8%	5.2%		4.8%	—%
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
As a result of the conversions of the 2019 Notes settled during the three and six months ended January 31, 2019, we exercised the corresponding portion of our 2019 Note Hedges and received 0.3 million and 1.7 million shares of common stock during the respective periods.
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

The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of January 31, 2019, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
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
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2018, and a corresponding liability in our consolidated balance sheets. During the three and six months ended January 31, 2019, we released $2.5 million and $5.0 million, respectively, of the cease-use liability through rental payments. As of January 31, 2019, the remaining balance of the cease-use liability was $24.1 million, which is expected to be paid through the end of the lease term in July 2023.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of January 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2019	$33.6
2020	69.0
2021	64.1
2022	59.9

2023	58.6
2024 and thereafter	223.8
Committed gross lease payments	509.0
Less: proceeds from sublease rentals	12.3
Net operating lease obligation	$496.7
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of January 31, 2019, our purchase commitments under such orders were $136.8 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud services, under which we are committed to minimum purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2019	$—
2020	8.0
2021	30.0
2022	47.5
2023	57.5
2024 and thereafter	165.0
Total other purchase commitments	$308.0
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2019, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
11. Stockholders’ Equity
Share Repurchase Program
In August 2016, our board of directors authorized a $500.0 million share repurchase program to be funded from available working capital. In February 2017, our board of directors authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion. Repurchases could be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three and six months ended January 31, 2019, we repurchased and retired 1.9 million shares of our common stock under the authorization for an aggregate purchase price of $330.0 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. The repurchase program expired on December 31, 2018.

On February 22, 2019, our board of directors authorized a new $1.0 billion share repurchase program which will be funded from available working capital and will expire on December 31, 2020. Refer to Note 16. Subsequent Events for more information.
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
Stock Option Activities
The following table summarizes the stock option and performance stock option (“PSO”) activity under our stock plans during the reporting period (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2018	1.0	$13.29	3.1	$199.8	1.2	$198.50	7.0	$—
Granted	—	$—			2.6	$191.97
Exercised	(0.4)	$13.88			—	$—
Forfeited	—	$—			—	$—
Balance—January 31, 2019	0.6	$12.92	2.7	$136.2	3.8	$193.98	6.7	$78.6
Exercisable—January 31, 2019	0.6	$12.92	2.7	$136.2	3.8	$193.98	6.7	$78.6
During the six months ended January 31, 2019, we granted 2.6 million PSOs with both a market condition and a service condition to certain executives. The market condition requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 (the “stock price targets”) during the four-, five-, six-, and seven-year periods following the date of grant, respectively. To the extent that the stock price targets have been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercised”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider.
The aggregate fair value of the PSOs granted during the six months ended January 31, 2019 was $154.5 million, which was estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair values of our PSOs:

Six Months Ended
January 31, 2019
Volatility	35.6% - 36.5%
Dividend yield	—%
Risk-free interest rate	3.1% - 3.2%
Weighted-average grant-date fair value per share	$56.44 - $59.64
The expected volatility is based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock. The dividend yield assumption is based on our current expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche. The expected term assumption takes into consideration the vesting term and the contractual term of the PSOs. We recognize share-based compensation expense for our PSOs on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSA, PSA, RSU, and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs and PSAs Outstanding		RSUs and PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2018	0.3	$160.85	6.7	$160.20	1.6	$1,335.2
Granted(1)(2)	—	$—	2.2	$195.59
Vested	(0.2)	$167.32	(1.4)	$154.31
Forfeited	—	$—	(0.4)	$160.81
Balance—January 31, 2019	0.1	$148.54	7.1	$172.30	1.5	$1,515.1
______________

(1)	For PSAs and PSUs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

(2)	Includes 0.2 million RSUs granted under the assumed RedLock Plan with a weighted-average grant-date fair value of $211.95 per share.
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
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Cost of product revenue	$1.4	$1.9	$3.0	$3.8
Cost of subscription and support revenue	18.2	19.9	35.7	35.8
Research and development	44.0	35.5	84.5	73.0
Sales and marketing	58.7	53.3	114.7	104.5
General and administrative	20.1	20.2	55.6	39.4
Total share-based compensation	$142.4	$130.8	$293.5	$256.5
In connection with our acquisition of RedLock, we accelerated the vesting of certain equity awards and as a result, we recorded $14.2 million of share-based compensation within general and administrative expense during the three months ended October 31, 2018.
As of January 31, 2019, total compensation cost related to unvested share-based awards not yet recognized was $1.4 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.8 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
13. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2019 reflects an effective tax rate of 230.0% and (2.8)%, respectively. Our effective tax rate for the six months ended January 31, 2019 was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision, excluding one-time items, primarily consist of foreign income taxes and withholding taxes. During the six months ended January 31, 2019, the effect of these key components was primarily offset by a one-time tax benefit of $9.4 million from a partial release of our valuation allowance related to the acquisition of RedLock Inc. recorded during the three months ended October 31, 2018. Our effective tax rates differ from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
Our provision for income taxes for the three and six months ended January 31, 2018 reflects an effective tax rate of (6.7)% and (12.4)%. Our effective tax rates for these periods were negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision primarily consisted of foreign income taxes, withholding taxes, amortization of our deferred tax charges, and a one-time tax benefit during the three months ended January 31, 2018, resulting from new tax legislation enacted during the period. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in non-deductible share-based compensation, foreign income at other than U.S. tax rates, and charges in our valuation allowance.
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The SEC staff and FASB previously issued guidance that allowed companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. The measurement period ended in December 2018 and we completed our accounting for the income tax effects of the TCJA during the three months ended January 31, 2019. During the three and six months ended January 31, 2019, we did not have any significant adjustments to provisional estimates recorded in previous periods. The recorded impact for the effects of the TCJA is based on our current knowledge, assumptions, and interpretations of available guidance. We will continue to monitor the issuance of further guidance and record the necessary adjustments in the period additional guidance is issued.
14. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)
Net loss	$(2.6)	$(25.6)	$(40.9)	$(88.8)
Weighted-average shares used to compute net loss per share, basic and diluted	94.0	91.1	93.9	91.0
Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.44)	$(0.98)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2019	2018
Convertible senior notes	7.8	5.2
Warrants related to the issuance of convertible senior notes	11.6	5.2
RSUs and PSUs	7.1	6.6
Options to purchase common stock, including PSOs	4.4	1.4
RSAs and PSAs	0.1	0.6
ESPP shares	0.2	0.2
Total	31.2	19.2

15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Interest income	$18.0	$5.9	$33.4	$11.0
Foreign currency exchange gains (losses), net	(1.2)	(1.2)	(1.2)	(1.8)
Other	(0.8)	0.2	(3.2)	0.5
Total other income, net	$16.0	$4.9	$29.0	$9.7
16. Subsequent Events
Business Combination
In February 2019, we entered into a definitive agreement to acquire Demisto, Inc. (“Demisto”), a privately-held security company, in exchange for total consideration of approximately $560.0 million in cash and common stock, subject to adjustments. The number of shares of common stock to be issued in connection with the transaction will be finalized upon closing. The acquisition expands the functionality of our platform with the addition of Demisto’s security, orchestration, automation, and response product. The acquisition is expected to close during our third quarter of fiscal 2019.
Share Repurchase
On February 22, 2019, our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2020, and may be suspended or discontinued at any time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding the seasonality and cyclicality of our revenues from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce, including through deployment of new capabilities via security applications developed by third parties; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our plans to use the upfront cash reimbursement received from our landlords against future rental payments; the timing and amount of capital expenditures and share repurchases; our plans to acquire Demisto, Inc. (“Demisto”), the timing of when the Demisto acquisition will be completed, the dilutive impact of the number of shares issued in connection with acquiring Demisto, and the finalization of the accounting for the Demisto acquisition; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2019 to the three and six months ended January 31, 2018.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of January 31, 2019, including expected payment schedules.

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

For the second quarter of fiscal 2019 and 2018, total revenue was $711.2 million and $545.6 million, respectively, representing year-over-year growth of 30.4%. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2019, we had end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $271.6 million, or 38.2% of total revenue, for the second quarter of fiscal 2019, representing year-over-year growth of 32.6%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue was $439.6 million, or 61.8% of total revenue, for the second quarter of fiscal 2019, representing year-over-year growth of 29.0%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example, in October 2018, we acquired RedLock Inc. (“RedLock”), which expanded our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology. In addition, in February 2019, we introduced PAN-OS 9.0, with over 60 new features, and our new DNS Security Service subscription, which uses machine learning to proactively block malicious domains and stop attacks in progress.
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

	January 31, 2019	July 31, 2018

	(in millions)
Total deferred revenue(1)	$2,525.7	$2,279.3
Cash, cash equivalents, and investments	$3,638.6	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018(1)	2019	2018(1)

	(dollars in millions)
Total revenue	$711.2	$545.6	$1,367.2	$1,047.4
Total revenue year-over-year percentage increase	30.4%	29.8%	30.5%	28.0%
Gross margin	71.5%	70.8%	71.8%	71.3%
Operating income (loss)	$6.6	$(22.5)	$(25.5)	$(76.0)
Operating margin	0.9%	(4.1)%	(1.9)%	(7.3)%
Billings	$852.5	$673.2	$1,611.0	$1,268.6
Billings year-over-year percentage increase	26.6%	20.8%	27.0%	22.6%
Cash flow provided by operating activities			$527.7	$518.6
Free cash flow (non-GAAP)			$469.9	$460.8
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018(1)	2019	2018(1)

	(in millions)
Billings:
Total revenue	$711.2	$545.6	$1,367.2	$1,047.4
Add: change in total deferred revenue, net of acquired deferred revenue	141.3	127.6	243.8	221.2
Billings	$852.5	$673.2	$1,611.0	$1,268.6
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

	Six Months Ended January 31,
	2019	2018

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$527.7	$518.6
Less: purchases of property, equipment, and other assets	57.8	57.8
Free cash flow (non-GAAP)(1)	$469.9	$460.8
Net cash used in investing activities	$(1,236.9)	$(88.5)
Net cash used in financing activities	$(669.6)	$(258.6)
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019		2018(1)		2019		2018(1)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$271.6	38.2%	$204.8	37.5%	$512.1	37.5%	$389.6	37.2%
Subscription and support	439.6	61.8%	340.8	62.5%	855.1	62.5%	657.8	62.8%
Total revenue	711.2	100.0%	545.6	100.0%	1,367.2	100.0%	1,047.4	100.0%
Cost of revenue:
Product	82.5	11.6%	63.9	11.7%	155.7	11.4%	121.5	11.6%
Subscription and support	120.1	16.9%	95.5	17.5%	230.4	16.8%	179.2	17.1%
Total cost of revenue(2)	202.6	28.5%	159.4	29.2%	386.1	28.2%	300.7	28.7%
Total gross profit	508.6	71.5%	386.2	70.8%	981.1	71.8%	746.7	71.3%
Operating expenses:
Research and development	128.3	18.0%	96.6	17.7%	241.7	17.7%	190.8	18.2%
Sales and marketing	320.0	45.0%	258.8	47.4%	634.6	46.5%	512.9	49.0%
General and administrative	53.7	7.6%	53.3	9.8%	130.3	9.5%	119.0	11.4%
Total operating expenses(2)	502.0	70.6%	408.7	74.9%	1,006.6	73.7%	822.7	78.6%
Operating income (loss)	6.6	0.9%	(22.5)	(4.1)%	(25.5)	(1.9)%	(76.0)	(7.3)%
Interest expense	(20.6)	(2.9)%	(6.4)	(1.2)%	(43.3)	(3.2)%	(12.7)	(1.2)%
Other income, net	16.0	2.3%	4.9	0.9%	29.0	2.2%	9.7	1.0%
Income (loss) before income taxes	2.0	0.3%	(24.0)	(4.4)%	(39.8)	(2.9)%	(79.0)	(7.5)%
Provision for income taxes	4.6	0.7%	1.6	0.3%	1.1	0.1%	9.8	1.0%
Net loss	$(2.6)	(0.4)%	$(25.6)	(4.7)%	$(40.9)	(3.0)%	$(88.8)	(8.5)%
______________

(1)
Certain amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)	Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018

	(in millions)
Cost of product revenue	$1.4	$1.9	$3.0	$3.8
Cost of subscription and support revenue	18.2	19.9	35.7	35.8
Research and development	44.0	35.5	84.5	73.0
Sales and marketing	58.7	53.3	114.7	104.5
General and administrative	20.1	20.2	55.6	39.4
Total share-based compensation	$142.4	$130.8	$293.5	$256.5

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018(1)	Change		2019	2018(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$271.6	$204.8	$66.8	32.6%	$512.1	$389.6	$122.5	31.4%
______________

(1)
This amount has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Product revenue increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to increased demand for our appliances. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018(1)	Change		2019	2018(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$249.7	$183.3	$66.4	36.2%	$481.0	$352.3	$128.7	36.5%
Support	189.9	157.5	32.4	20.6%	374.1	305.5	68.6	22.5%
Total subscription and support	$439.6	$340.8	$98.8	29.0%	$855.1	$657.8	$197.3	30.0%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Subscription and support revenue increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018(1)	Change		2019	2018(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$475.0	$373.3	$101.7	27.2%	$925.2	$722.6	$202.6	28.0%
EMEA	148.3	107.2	41.1	38.3%	276.0	201.9	74.1	36.7%
APAC	87.9	65.1	22.8	35.0%	166.0	122.9	43.1	35.1%
Total revenue	$711.2	$545.6	$165.6	30.4%	$1,367.2	$1,047.4	$319.8	30.5%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$82.5	$63.9	$18.6	29.1%	$155.7	$121.5	$34.2	28.1%
Number of employees at period end	98	91	7	7.7%	98	91	7	7.7%
Cost of product revenue increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to an increase in product unit volume.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue(1)	$120.1	$95.5	$24.6	25.8%	$230.4	$179.2	$51.2	28.6%
Number of employees at period end	1,030	813	217	26.7%	1,030	813	217	26.7%
______________

(1)
The amounts for fiscal 2018 have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Cost of subscription and support revenue increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to increased costs to support the growth of our subscription and support business. Personnel costs grew $8.7 million to $63.0 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, and grew $20.2 million to $121.6 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018, primarily due to headcount growth. Amortization of purchased intangible assets increased $6.7 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, and increased $11.4 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018, as a result of our recent acquisitions. The remaining increase in both periods was primarily due to an increase in data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings and costs to expand our customer service capabilities.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019		2018(1)		2019		2018(1)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$189.1	69.6%	$140.9	68.8%	$356.4	69.6%	$268.1	68.8%
Subscription and support	319.5	72.7%	245.3	72.0%	624.7	73.1%	478.6	72.8%
Total gross profit	$508.6	71.5%	$386.2	70.8%	$981.1	71.8%	$746.7	71.3%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Product gross margin increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018, primarily due to increased leverage of our operations organization and improved operations in our supply chain management, partially offset by higher product costs related to our newly introduced appliances, which have lower product margins.

Subscription and support gross margin increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018 primarily due to increased leverage of our global customer support organization and a decrease in product support and repair costs, partially offset by higher costs to support the adoption of our cloud-based subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2019, we expect to recognize approximately $1.4 billion of share-based compensation expense over a weighted-average period of approximately 2.8 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$128.3	$96.6	$31.7	32.8%	$241.7	$190.8	$50.9	26.7%
Number of employees at period end	1,098	814	284	34.9%	1,098	814	284	34.9%
Research and development expense increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to an increase in personnel costs, which grew $22.7 million to $103.5 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, and grew $38.4 million to $196.8 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing(1)	$320.0	$258.8	$61.2	23.6%	$634.6	$512.9	$121.7	23.7%
Number of employees at period end	2,919	2,511	408	16.2%	2,919	2,511	408	16.2%
______________

(1)
The amounts for fiscal 2018 have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Sales and marketing expense increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to an increase in personnel costs, which grew $39.4 million to $244.0 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, and grew $74.2 million to $471.3 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs and an increase in costs associated with marketing-related activities.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$53.7	$53.3	$0.4	0.8%	$130.3	$119.0	$11.3	9.5%
Number of employees at period end	711	604	107	17.7%	711	604	107	17.7%
General and administrative expense was relatively flat for the three months ended January 31, 2019 compared to the three months ended January 31, 2018. General and administrative expense increased for the six months ended January 31, 2019 compared to the six months ended January 31, 2018. The increase was driven by an increase in personnel costs, which grew $16.2 million to $89.8 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018, primarily due to expense related to the accelerated vesting of certain equity awards in connection with the RedLock acquisition of $14.2 million recognized during the three months ended October 31, 2018. This increase was partially offset by a decrease due to the cease-use loss of $15.4 million recognized on the lease of our previous headquarter facilities during the three months ended October 31, 2017. The remaining increase was primarily due to an increase in legal expenses during the three months ended October 31, 2018.

Interest Expense
Interest expense primarily consists of non-cash interest expense from the amortization of the debt discount and debt issuance costs related to our 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”), and also includes the contractual interest expense related to our 2023 Notes.

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$20.6	$6.4	$14.2	221.9%	$43.3	$12.7	$30.6	240.9%
Interest expense increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily due to interest expense recognized on the 2023 Notes issued in July 2018, partially offset by a reduction in interest expense recognized on the 2019 Notes due early conversions. We expect interest expense to increase in fiscal 2019 due to interest expense to be incurred on the 2023 Notes. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended January 31,				Six Months Ended January 31,
	2019	2018	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$16.0	$4.9	$11.1	226.5%	$29.0	$9.7	$19.3	199.0%
Other income, net increased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in both periods was primarily driven by an increase in interest income, which grew $12.1 million for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, and grew $22.4 million for the six months ended January 31, 2019 compared to the six months ended January 31, 2018. The increase in interest income was largely due to higher cash, cash equivalents, and investments balances and higher yields on these balances during the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018. The increase in interest income for the three and six months ended January 31, 2019 was partially offset by losses of $0.4 million and $2.6 million, respectively, recognized related to the settlement of the 2019 Notes. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.

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

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(dollars in millions)
Provision for income taxes	$4.6	$1.6	$3.0	187.5%	$1.1	$9.8	$(8.7)	(88.8)%
Effective tax rate	230.0%	(6.7)%			(2.8)%	(12.4)%
We recorded an income tax provision for the three and six months ended January 31, 2019. Key components of our provision for income taxes, excluding one-time items, include foreign income taxes and withholding taxes. Our provision for income taxes increased for the three months ended January 31, 2019 compared to the three months ended January 31, 2018, primarily due to a one-time tax benefit of $6.2 million recognized during the three months ended January 31, 2018 related to the Tax Cuts and Jobs Act (“TCJA”), which was enacted into law in December 2017. Our provision for income taxes decreased for the six months ended January 31, 2019 compared to the six months ended January 31, 2018, primarily due to a one-time tax benefit of $9.4 million recognized during the three months ended October 31, 2018 related to a partial release of our valuation allowance related to the acquisition of RedLock. Excluding the aforementioned one-time items, our provision for income taxes decreased for the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018, due to guidance for intra-entity asset transfers, other than inventory, adopted in the first quarter of fiscal 2019. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2019	July 31, 2018

	(in millions)
Working capital(1)(2)	$1,619.3	$2,036.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,127.8	$2,506.9
Investments	2,510.8	1,444.0
Total cash, cash equivalents, and investments	$3,638.6	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
The net carrying amount of the 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) was classified in current liabilities in our condensed consolidated balance sheets as of January 31, 2019 and July 31, 2018, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

As of January 31, 2019, our total cash, cash equivalents, and investments of $3.6 billion were held for general corporate purposes, of which approximately $253.8 million was held outside of the United States. As of January 31, 2019, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings were not material as of January 31, 2019.
In June 2014, we issued the 2019 Notes with an aggregate principal amount of $575.0 million and in July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. As of January 31, 2019, $159.4 million of the 2019 Notes remained outstanding and all of the 2023 Notes remained outstanding. The 2019 Notes and the 2023 Notes mature on July 1, 2019 and July 1, 2023, respectively; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity dates. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the

Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. During the three and six months ended January 31, 2019, holders converted $88.3 million and $415.6 million, respectively, in aggregate principal amount of the 2019 Notes, which we repaid in cash. We also issued 0.3 million and 1.7 million shares of common stock to the holders during the three and six months ended January 31, 2019, respectively, for the conversion value in excess of the principal amount of the 2019 Notes converted, which were fully offset by shares received from our exercise of the associated note hedges. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of January 31, 2019, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In August 2016, our board of directors authorized a $500.0 million share repurchase program and, in February 2017, authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases were to be funded from available working capital and could be made at management’s discretion from time to time. The repurchase program expired on December 31, 2018. On February 22, 2019, our board of directors authorized a new $1.0 billion share repurchase program which will be funded from available working capital and will expire on December 31, 2020. Refer to Note 11. Stockholders’ Equity and Note 16. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the repurchase program and the new repurchase authorization, respectively.
The following table summarizes our cash flows for the six months ended January 31, 2019 and 2018:

	Six Months Ended January 31,
	2019	2018

	(in millions)
Net cash provided by operating activities(1)	$527.7	$518.6
Net cash used in investing activities	(1,236.9)	(88.5)
Net cash used in financing activities	(669.6)	(258.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash(1)	$(1,378.8)	$171.5
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
Cash provided by operating activities during the six months ended January 31, 2019 was $527.7 million, an increase of $9.1 million compared to the six months ended January 31, 2018. The increase was due to growth of our business, as reflected by an increase in billings, and an increase in collections during the six months ended January 31, 2019. This was partially offset by a decrease due to repayments of the 2019 Notes attributable to the debt discount of $67.1 million during the six months ended January 31, 2019, and the receipt of an upfront cash reimbursement of $38.2 million related to certain of our lease agreements during the six months ended January 31, 2018.

Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2019 was $1.2 billion, an increase of $1.1 billion compared to the six months ended January 31, 2018, due to higher net purchases of investments and cash paid for our acquisition of RedLock during the six months ended January 31, 2019.
Financing Activities
Our financing activities have consisted of net proceeds from the issuance of the Notes and related transactions, repayments of the 2019 Notes, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2019 was $669.6 million, an increase of $411.0 million compared to the six months ended January 31, 2018, primarily due to repayments of our 2019 Notes and an increase in repurchases of our common stock during the six months ended January 31, 2019.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of January 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in millions)
0.0% Convertible Senior Notes due 2019(1)	$159.4	$159.4	$—	$—	$—
0.75% Convertible Senior Notes due 2023	1,693.0	—	—	1,693.0	—
Operating lease obligations(2)	509.0	68.4	128.2	110.8	201.6
Purchase obligations(3)	444.8	136.8	38.0	105.0	165.0
Total(4)	$2,806.2	$364.6	$166.2	$1,908.8	$366.6
______________

(1)	The 2019 Notes mature on July 1, 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(2)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $12.3 million, which consists of $5.4 million to be received in less than one year and $6.9 million to be received in one to three years. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our operating leases.

(3)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum purchase commitments for our use of certain cloud services with third-party providers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(4)	No amounts related to income taxes are included. As of January 31, 2019, we had approximately $69.9 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2018 to the end of the second quarter of fiscal 2019, our headcount increased from 5,348 to 5,856 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of “Brexit,” uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 30.5% and 28.0% in the six months ended January 31, 2019 and the six months ended January 31, 2018, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $859.9 million as of January 31, 2019. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 62.5% of total revenue in the six months ended January 31, 2019 and 62.8% of total revenue in the six months ended January 31, 2018. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue monthly over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $205.1 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the six months ended January 31, 2019, three distributors represented 66.2% of our total revenue, and as of January 31, 2019, four distributors represented 75.2% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in, or interpretations of, domestic and international tax laws that negatively impact the structure, including, but not limited to, the TCJA and guidance regarding base erosion and profit shifting (“BEPS”) provided by the Organisation for Economic Co-operation and Development, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted. In addition, we continue to evaluate our corporate structure in light of current and pending tax legislation, and any changes to our corporate structure may require us to incur additional expenses and may impact our overall effective tax rate.
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
In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. In the United States, the TCJA contains many significant changes to the U.S. federal income tax laws, the consequences of which, to us, could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. Furthermore, changes to the taxation of undistributed foreign earnings, if any, could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flows, operating results, or financial condition.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $158.77 to $239.50, as measured through February 14, 2019. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. The repurchase authorization will expire on December 31, 2020. Although our board of directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Unregistered Sales of Equity Securities
During the three months ended January 31, 2019, holders converted $88.3 million in aggregate principal amount of the 2019 Notes, which we repaid in cash. We also issued 0.3 million shares of our unregistered common stock to the holders for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2018 to November 30, 2018(2)	—	$165.75	—	$330.0
December 1, 2018 to December 31, 2018(2)(3)	1.9	$177.62	1.9	$—
January 1, 2019 to January 31, 2019(2)	—	$203.30	—	$—
Total	1.9	$177.63	1.9
______________

(1)
On August 30, 2016, we announced that our board of directors authorized a $500.0 million share repurchase to be funded from available working capital. On February 28, 2017, we announced that our board of directors authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. Repurchases could be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program expired on December 31, 2018. On February 26, 2019, we announced that our board of directors authorized a new $1.0 billion share repurchase program which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2020, and may be suspended or discontinued at any time.

(2)
Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

(3)	Includes repurchases under our share repurchase program, for which the average price paid per share excludes costs associated with the repurchases.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 26, 2019

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 26, 2019

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)