Form 10-K
period 2019-07-31
Palo Alto Networks Inc
filed 2019-09-09
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $19,595,846,244 as of January 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 23, 2019, 96,990,480 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2019.

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

•
trends in and expectations regarding billings, revenue (including our revenue mix), costs of revenue, gross margin, cash flows, interest expense, operating expenses (including future share-based compensation expense), income taxes, investment plans and liquidity;

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

•
our plans to acquire Zingbox, Inc. (“Zingbox”); the timing of when the Zingbox acquisition will be completed; the finalization of the accounting for the Zingbox acquisition; the expected benefit of the Zingbox acquisition to us and our customers; the expected impact of the acquisition on our offerings; and

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
Secure the Cloud:

•
Secure the cloud through our Prisma cloud security offerings, such as Prisma Public Cloud (formerly RedLock) for security and compliance in public clouds, Prisma Access (formerly GlobalProtect cloud service) for securing user access, Prisma SaaS (formerly Aperture) for protecting SaaS applications, VM-Series for in-line network security in public and private clouds, Traps for host-based public cloud infrastructure protection, and Twistlock for protecting containers in public and private clouds, as well as PureSec for protecting serverless functions in public clouds.

Secure the Future:

•
Secure the future of security operations through our Cortex platform, which includes Cortex XDR (formerly Magnifier) for detection and response, Cortex Data Lake (formerly Logging Service) to collect and integrate security data for analytics, Demisto for security orchestration, automation, and response (“SOAR”), and AutoFocus for threat intelligence. These products are delivered as software or SaaS subscriptions.

Product, Subscription, and Support Offerings
Our platform is available in the form of the product, subscription, and support offerings described below.
Firewall Appliances and Software. All of our firewall appliances and software incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across our entire product line. These features include: App-ID, User-ID, site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large scale data centers and service provider use. Our firewall appliances come in a physical form factor as well as in a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Google, Inc. (“Google”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments.
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on an end-customer’s network as well as in their instances in public or private cloud environments as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy-based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, and virtual systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, GlobalProtect clients, dynamic content updates, and software licenses. Panorama offers the ability to view logs and run reports from all managed appliances and software without the need to forward the logs and to report on aggregate user activity for all users, including mobile users. Panorama reliably expands the log storage for long-term event investigation and analysis through high-availability features for central management.
Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider end-customers.
Subscription Offerings. We offer a number of subscriptions as part of our platform. Of these subscription offerings, Threat Prevention Subscription, URL Filtering Subscription, WildFire Subscription, GlobalProtect Subscription, and DNS Security Subscription are sold as options to our firewall appliances and software, whereas VM-Series, Traps, AutoFocus, Prisma Access (formerly GlobalProtect cloud service), Prisma Public Cloud (formerly RedLock), Prisma SaaS (formerly Aperture), Cortex XDR (formerly Magnifier), Cortex Data Lake (formerly Logging Service), and Demisto are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:

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

•
Traps Endpoint Protection Subscription. This subscription provides protection for endpoints against cyberattacks that aim to run malicious code or exploit software vulnerabilities. It prevents known and previously unknown attacks through its unique capability of stopping the underlying exploit techniques and can prevent cyberattacks without relying on prior knowledge of the attack. Through its local machine learning engine, it can prevent cyberattacks that rely on malware, including continuously learning via its integration with WildFire. Traps offers the unique Behavioral Threat Protection engine intended to stop the most sophisticated attacks by examining multiple behaviors together to uncover and stop threats.

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

•
DNS Security Service Subscription. This cloud-based subscription uses machine learning to proactively block malicious domains and stops attacks in progress. It offers firewalls with access to DNS signatures generated using advanced predictive analysis and machine learning using malicious domain data from a growing threat intelligence sharing community.

•
Prisma Access (formerly GlobalProtect Cloud Service) Subscription. This cloud-based subscription enables our end-customers to utilize the preventive capabilities of our Security Operating Platform to secure remote offices and mobile users, providing consistent protection across globally distributed network and cloud environments without the need for firewall appliances or software in the remote locations. With this offering, our end-customers can quickly and easily add or remove remote locations and users, and establish and adjust security policies as needed, using a multi-tenant, cloud-based security infrastructure that we operate on their behalf.

•	Prisma Public Cloud (formerly RedLock) Subscription. This cloud-based subscription provides comprehensive visibility and threat detection across our end-customers’ public cloud environments.

•
Prisma SaaS (formerly Aperture) Subscription. This cloud-based subscription provides content control for IT-sanctioned SaaS applications. It offers end-customers the capability to safely use these SaaS applications and avert risks associated with improper sharing of confidential data and risks associated with sharing of malicious content.

•
Cortex Data Lake (formerly Logging Service) Subscription. This cloud-based subscription allows our end-customers to collect large amounts of context-rich data generated by our security offerings, including those of our Next-Generation Firewalls, Prisma Access (formerly GlobalProtect cloud service) subscription, and Traps, without needing to plan for local processing power and storage.

•
Cortex XDR (formerly Magnifier) Subscription. This cloud-based subscription enables organizations to identify and stop the most sophisticated attacks by applying AI and machine learning to rich network, endpoint, and cloud data.

•
Demisto. Available as a cloud-based subscription or on-premises appliance, Demisto is a comprehensive SOAR platform that combines playbook orchestration, incident management, and real-time collaboration to serve security teams across the incident lifecycle. With Demisto, security teams can standardize processes, automate repeatable tasks and manage incidents across their security product stack to improve response time and analyst productivity.

Support. We offer Standard Support, Premium Support, and four-hour Premium Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (“ASC”) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Service Account Management (“SAM”) service that provides support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Professional Services. Professional services are delivered directly and through our authorized channel partners and include on-location and remote, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include architecture design and planning, configuration, and firewall migrations, as well as Prisma and Cortex deployments. Our education services provide online and classroom-style training and are also primarily delivered through our authorized training partners.
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
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2019, we introduced several new offerings, including: PAN-OS 9.0, with over 60 new features; our DNS Security Service and Cortex XDR subscriptions; and Prisma, our cloud security suite that secures public cloud environments, SaaS applications, internet access, mobile users, and remote locations through a cloud-based architecture. Additionally, we acquired RedLock Inc. (“RedLock”), which expanded our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology, Demisto, Inc. (“Demisto”), which expanded the functionality of our platform with the addition of Demisto’s SOAR product, and PureSec Ltd. (“PureSec”) and Twistlock Ltd. (“Twistlock”), which extend our Prisma cloud security strategy with the addition of PureSec’s security for serverless applications and Twistlock’s container security capabilities.
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
Sales, Customer Support and Marketing
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our platform for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. No single end-customer accounted for more than 10% of our total revenue in fiscal 2019, 2018, or 2017.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2019, 74.6% of our total revenue was derived from sales to four distributors.
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
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2019, we had more than 5,200 channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform and driving pipeline and end-customer demand. Our marketing team consists primarily of product marketing, brand, demand, field, communications, including analyst relations and public relations, digital and analytics functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, press, analyst, and customer relations, and customer awareness. Every year we organize our end-customer conference “Ignite.” We also publish major market research papers such as the “Application Usage and Threat Report” and the “Cloud Threat Forecast Report,” which are based on the application and cyberthreat landscape of our end-customers. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
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
Employees
As of July 31, 2019, we had 7,014 employees. Competition for qualified personnel in our industry is intense, and we believe that our future success depends in part on our continued ability to hire, motivate, and retain such personnel.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2018 to the end of fiscal 2019, our headcount increased from 5,348 to 7,014 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of an increasingly prolonged and uncertain Brexit process, uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 27.5% and 29.5% in fiscal 2019 and fiscal 2018, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $900.9 million as of July 31, 2019. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. generally accepted accounting principles (“GAAP”) due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing end-customers and create demand for our new offerings, including cloud security and AI and analytics offerings. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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
Our growth strategy is dependent, in part, upon increasing sales of our products, services, subscriptions and offerings to new and existing medium and large enterprise end-customers. Sales to these end-customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 62.2% of total revenue in fiscal 2019, 61.3% of total revenue in fiscal 2018, and 59.6% of total revenue in fiscal 2017. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The enterprise security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. In 2019, we announced our new cloud security offerings, for securing access to the cloud, and our security offerings for securing the future of security operations, using an integrated AI-based continuous security platform with applications and services. While we have historically been successful in developing, acquiring, and marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so and there can be no assurance that our new offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed.
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
Additionally, we must commit significant resources to developing new platform features and new cloud security, AI/analytics and other offerings before knowing whether our investments will result in products, subscriptions, and platform features the market will accept. The success of new platform features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and platform features from those of our competitors, and market acceptance of these products, services and platform features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in April 2014, we acquired Cyvera Ltd. (“Cyvera”), in May 2015, we acquired CirroSecure, Inc. (“CirroSecure”), in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, Inc. (“Evident.io”), in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock, in March 2019, we acquired Demisto, in June 2019, we acquired PureSec, and in July 2019, we acquired Twistlock. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily Flex, our EMS provider, as sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. Each of these factors could severely impair our ability to fulfill orders.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $307.2 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For fiscal 2019, four distributors represented 74.6% of our total revenue, and as of July 31, 2019, three distributors represented 63.0% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As a result of our acquisitions of Cyvera, LightCyber, Secdo, PureSec, and Twistlock, we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than E.U. laws that previously applied. The GDPR requires, among other things, that personal data only be transferred outside of the E.U. to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and it is unclear what effect these challenges will have and whether the means we presently use will continue as appropriate means for us to legitimize personal data transfers from the E.U. or Switzerland to the U.S.
In the U.K., a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated in the event that the U.K.’s planned exit from the E.U. is completed. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in 2018, and legislators have proposed additional amendments to the CCPA before its effective date. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Other states have also expanded their data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we are now or which we may be subject relating to personal data, or to protect personal data from unauthorized acquisition, use or other processing, could result in consequences such as enforcement actions and regulatory investigations against us, fines, public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the E.U., the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or uses of data, and may require significant expenditures and efforts in order to comply. Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and in July 2018, we issued 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”); any conversion of some or all of either series of Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The holders of the Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
We have a corporate structure aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and operating results could be adversely affected.
We have reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. This corporate structure may allow us to reduce our overall effective tax rate through changes in how we use our intellectual property, international procurement, and sales operations. This corporate structure may also allow us to obtain financial and operational efficiencies. These efforts require us to incur expenses in the near term for which we may not realize related benefits. If the structure is not accepted by the applicable tax authorities, if there are any changes in, or interpretations of, domestic and international tax laws that negatively impact the structure, or if we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the reduction in our overall effective tax rate and the other financial and operational efficiencies that we anticipate as a result of the structure and our future financial condition and operating results may be negatively impacted. In addition, we continue to evaluate our corporate structure in light of current and pending tax legislation, and any changes to our corporate structure may require us to incur additional expenses and may impact our overall effective tax rate.

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
In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. In the United States, the Tax Cuts and Jobs Act (“TCJA”) contains many significant changes to the U.S. federal income tax laws, the consequences of which, to us, could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. Furthermore, changes to the taxation of undistributed foreign earnings, if any, could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flows, operating results, or financial condition.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $260.63 to $160.08 per share, as measured through August 23, 2019. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
While we were able to determine in our management’s report for fiscal 2019 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
Our corporate headquarters is located in Santa Clara, California where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease a total of approximately 422,000 square feet of space at two other locations in Santa Clara, which collectively served as our previous corporate headquarters through August 2017, when we relocated to our current campus. Approximately 122,000 square feet of our previous corporate headquarters space is being sublet, and the remaining 300,000 square feet of space is being actively marketed for sublease. The leases for our previous corporate headquarters expire in April 2021 and July 2023. We also lease space for personnel in Israel. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 11. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.
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
The information set forth under the “Litigation” subheading in Note 11. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.0001 par value per share, began trading on the NYSE on July 20, 2012, where its prices are quoted under the symbol “PANW.”
Holders of Record
As of August 23, 2019, there were 83 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Recent Sale of Unregistered Securities
There were no sales of unregistered securities during fiscal 2019 other than those transactions previously reported on our Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2020, and may be suspended or discontinued at any time. There were no shares repurchased under our share repurchase program during the three months ended July 31, 2019. As of July 31, 2019, $1.0 billion remained available for future share repurchases under our repurchase program.
Between May 1, 2019 and May 31, 2019, June 1, 2019 and June 30, 2019, and July 1, 2019 and July 31, 2019, shares of restricted common stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods was $223.69, $200.09, and $222.26, respectively. The number of shares delivered to satisfy tax withholding requirements in these periods was not significant.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2019. This performance graph assumes $100 was invested on July 31, 2014, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	7/31/2014	7/31/2015	7/31/2016	7/31/2017	7/31/2018	7/31/2019
Palo Alto Networks, Inc.	$100.00	$229.82	$161.87	$162.97	$245.19	$280.16
NYSE Composite Index	$100.00	$101.45	$100.55	$111.57	$120.85	$121.82
NYSE Arca Tech 100 Index	$100.00	$110.96	$112.07	$138.23	$172.60	$185.71

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2019, 2018, and 2017 and consolidated balance sheet data as of July 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2016 and 2015 and consolidated balance sheet data as of July 31, 2017, 2016, and 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2019	2018	2017	2016	2015
	(in millions)
Selected Consolidated Statements of Operations Data:
Total revenue(1)	$2,899.6	$2,273.6	$1,755.1	$1,378.5	$928.1
Total gross profit(1)	2,091.2	1,628.5	1,278.7	1,008.5	676.6
Operating loss(1)	(54.1)	(104.2)	(165.8)	(157.3)	(99.8)
Net loss(1)	$(81.9)	$(122.2)	$(203.0)	$(192.7)	$(131.3)
Net loss per share, basic and diluted(1)	$(0.87)	$(1.33)	$(2.24)	$(2.21)	$(1.61)
Weighted-average shares used to compute net loss per share, basic and diluted	94.5	91.7	90.6	87.1	81.6

	July 31,
	2019	2018	2017	2016	2015
	(in millions)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$961.4	$2,506.9	$744.3	$734.4	$375.8
Investments	2,417.1	1,444.0	1,420.0	1,204.0	952.0
Working capital(1)(2)	1,611.5	2,036.8	818.1	927.2	79.3
Total assets(1)	6,592.2	5,948.9	3,538.5	2,858.2	2,026.1
Total deferred revenue(1)	2,888.7	2,279.3	1,692.4	1,240.8	713.7
Convertible senior notes, net(2)	1,430.0	1,920.1	524.7	500.2	476.8
Common stock and additional paid-in capital	2,490.9	1,967.4	1,599.7	1,515.5	988.7
Total stockholders’ equity(1)	$1,586.3	$1,160.3	$927.8	$894.9	$559.7
______________

(1)
The amounts for fiscal 2018 and 2017 have been adjusted due to our adoption of the new revenue recognition standard. Fiscal years prior to 2017 have not been adjusted. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
The net carrying amount of the 2019 Notes was classified as a current liability in our consolidated balance sheets as of July 31, 2018, and July 31, 2015, and was classified as a long-term liability for all other prior periods presented. None of the 2019 Notes remained outstanding as of July 31, 2019. The net carrying amount of the 2023 Notes was classified as a long-term liability as of July 31, 2019 and July 31, 2018. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

•	Key Financial Metrics. A summary of our GAAP and non-GAAP key financial metrics, which management monitors to evaluate our performance.

•	Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2019 to 2018 and fiscal 2018 to 2017.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

•
Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2019, including expected payment schedules.

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
Secure the Cloud:

•
Secure the cloud through our Prisma cloud security offerings, such as Prisma Public Cloud (formerly RedLock) for security and compliance in public clouds, Prisma Access (formerly GlobalProtect cloud service) for securing user access, Prisma SaaS (formerly Aperture) for protecting SaaS applications, VM-Series for in-line network security in public and private clouds, Traps for host-based public cloud infrastructure protection, and Twistlock for protecting containers in public and private clouds, as well as PureSec for protecting serverless functions in public clouds.

Secure the Future:

•
Secure the future of security operations through our Cortex platform, which includes Cortex XDR (formerly Magnifier) for detection and response, Cortex Data Lake (formerly Logging Service) to collect and integrate security data for analytics, Demisto for security orchestration, automation, and response (“SOAR”), and AutoFocus for threat intelligence. These products are delivered as software or SaaS subscriptions.

For fiscal 2019, 2018, and 2017, total revenue was $2.9 billion, $2.3 billion, and $1.8 billion, respectively, representing year-over-year growth of 27.5% for fiscal 2019 and 29.5% for fiscal 2018. Our growth reflects the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of July 31, 2019, we had end-customers in over 150 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $1.1 billion or 37.8% of total revenue for fiscal 2019, representing year-over-year growth of 24.6%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $1.8 billion or 62.2% of total revenue for fiscal 2019, representing year-over-year growth of 29.4%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platform, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example: in October 2018, we acquired RedLock, which expanded our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology; in February 2019, we introduced PAN-OS 9.0, with over 60 new features, our new DNS Security Service subscription, which uses machine learning to proactively block malicious domains and stop attacks in progress, and Cortex XDR, our cloud-based detection, investigation, and response application that natively integrates network, endpoint, and cloud data; in March 2019, we acquired Demisto, which expanded the functionality of our platform with the addition of Demisto’s SOAR product; and in June and July 2019, we acquired PureSec and Twistlock, respectively, which extend our Prisma cloud security strategy with the addition of PureSec’s security for serverless applications and Twistlock’s container security capabilities.
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

	July 31,
	2019	2018
	(in millions)
Total deferred revenue(1)	$2,888.7	$2,279.3
Cash, cash equivalents, and investments	$3,378.5	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

	Year Ended July 31,
	2019	2018(1)	2017(1)
	(dollars in millions)
Total revenue	$2,899.6	$2,273.6	$1,755.1
Total revenue year-over-year percentage increase	27.5%	29.5%	27.3%
Gross margin	72.1%	71.6%	72.9%
Operating loss	$(54.1)	$(104.2)	$(165.8)
Operating margin	(1.9)%	(4.6)%	(9.4)%
Billings	$3,489.8	$2,856.2	$2,251.7
Billings year-over-year percentage increase	22.2%	26.8%	18.2%
Cash flow provided by operating activities	$1,055.6	$1,038.1	$868.8
Free cash flow (non-GAAP)	$924.4	$926.1	$705.4
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

	Year Ended July 31,
	2019	2018(1)	2017(1)
	(in millions)
Billings:
Total revenue	$2,899.6	$2,273.6	$1,755.1
Add: change in total deferred revenue, net of acquired deferred revenue	590.2	582.6	496.6
Billings	$3,489.8	$2,856.2	$2,251.7
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

	Year Ended July 31,
	2019	2018	2017
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities(1)	$1,055.6	$1,038.1	$868.8
Less: purchases of property, equipment, and other assets	131.2	112.0	163.4
Free cash flow (non-GAAP)(1)	$924.4	$926.1	$705.4
Net cash used in investing activities	$(1,825.9)	$(520.0)	$(472.6)
Net cash provided by (used in) financing activities	$(773.9)	$1,245.6	$(386.0)
______________

(1)
The amounts for fiscal 2018 and fiscal 2017 have been adjusted due to our adoption of new guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2019		2018(1)		2017(1)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$1,096.2	37.8%	$879.8	38.7%	$708.5	40.4%
Subscription and support	1,803.4	62.2%	1,393.8	61.3%	1,046.6	59.6%
Total revenue	2,899.6	100.0%	2,273.6	100.0%	1,755.1	100.0%
Cost of revenue:
Product	315.9	10.9%	272.4	12.0%	201.4	11.5%
Subscription and support	492.5	17.0%	372.7	16.4%	275.0	15.6%
Total cost of revenue(2)	808.4	27.9%	645.1	28.4%	476.4	27.1%
Total gross profit	2,091.2	72.1%	1,628.5	71.6%	1,278.7	72.9%
Operating expenses:
Research and development	539.5	18.6%	400.7	17.6%	347.4	19.8%
Sales and marketing	1,344.0	46.4%	1,074.2	47.3%	898.8	51.2%
General and administrative	261.8	9.0%	257.8	11.3%	198.3	11.3%
Total operating expenses(2)	2,145.3	74.0%	1,732.7	76.2%	1,444.5	82.3%
Operating loss	(54.1)	(1.9)%	(104.2)	(4.6)%	(165.8)	(9.4)%
Interest expense	(83.9)	(2.9)%	(29.6)	(1.3)%	(24.5)	(1.4)%
Other income, net	63.4	2.2%	28.5	1.3%	10.2	0.5%
Loss before income taxes	(74.6)	(2.6)%	(105.3)	(4.6)%	(180.1)	(10.3)%
Provision for income taxes	7.3	0.2%	16.9	0.8%	22.9	1.3%
Net loss	$(81.9)	(2.8)%	$(122.2)	(5.4)%	$(203.0)	(11.6)%
______________

(1)
Certain amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)	Includes share-based compensation as follows:

	Year Ended July 31,
	2019	2018	2017
	(in millions)
Cost of product revenue	$5.6	$7.0	$7.3
Cost of subscription and support revenue	71.3	66.7	56.2
Research and development	186.8	145.2	152.6
Sales and marketing	221.9	208.0	186.5
General and administrative	102.1	77.0	73.1
Total share-based compensation	$587.7	$503.9	$475.7

Revenue
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized upon transfer of control of the corresponding promised products and subscriptions and support to our customers in an amount that reflects the consideration we expect to be entitled in exchange for those products and subscriptions and support. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license.

	Year Ended July 31,				Year Ended July 31,
	2019	2018(1)	Change		2018(1)	2017(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
(dollars in millions)
Product	$1,096.2	$879.8	$216.4	24.6%	$879.8	$708.5	$171.3	24.2%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Product revenue increased for fiscal 2019 compared to fiscal 2018 primarily due to increased demand for our appliances. Product revenue increased for fiscal 2018 compared to fiscal 2017 due to increased demand for our newly introduced appliances. The change in product revenue due to pricing was not significant for either period.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018(1)	Change		2018(1)	2017(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$1,032.7	$758.1	$274.6	36.2%	$758.1	$548.8	$209.3	38.1%
Support	770.7	635.7	135.0	21.2%	635.7	497.8	137.9	27.7%
Total subscription and support	$1,803.4	$1,393.8	$409.6	29.4%	$1,393.8	$1,046.6	$347.2	33.2%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Subscription and support revenue increased year-over-year for both fiscal 2019 and fiscal 2018. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.

Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2019	2018(1)	Change		2018(1)	2017(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$1,982.3	$1,558.7	$423.6	27.2%	$1,558.7	$1,230.6	$328.1	26.7%
EMEA	564.8	439.6	125.2	28.5%	439.6	320.3	119.3	37.2%
APAC	352.5	275.3	77.2	28.0%	275.3	204.2	71.1	34.8%
Total revenue	$2,899.6	$2,273.6	$626.0	27.5%	$2,273.6	$1,755.1	$518.5	29.5%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for both fiscal 2019 and fiscal 2018 due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased year-over-year for both fiscal 2019 and fiscal 2018 due to our investment in increasing the size of our sales force and number of channel partners in these theaters.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$315.9	$272.4	$43.5	16.0%	$272.4	$201.4	$71.0	35.3%
Number of employees at period end	102	97	5	5.2%	97	96	1	1.0%
Cost of product revenue increased for fiscal 2019 compared to fiscal 2018 primarily due to an increase in product unit volume. Cost of product revenue increased for fiscal 2018 compared to fiscal 2017 primarily due to higher product costs related to our newly introduced appliances.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, customer support and repair costs, third-party professional services costs, data center and cloud hosting costs, amortization of acquired intangible assets and capitalized software development costs, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue(1)	$492.5	$372.7	$119.8	32.1%	$372.7	$275.0	$97.7	35.5%
Number of employees at period end	1,219	932	287	30.8%	932	725	207	28.6%
______________

(1)
The amounts for fiscal 2018 and 2017 have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Cost of subscription and support revenue increased for fiscal 2019 compared to fiscal 2018 primarily due to an increase in costs to support the growth of our subscription and support business. Personnel costs grew $45.7 million to $254.5 million primarily due to headcount growth. Amortization of purchased intangible assets increased $26.2 million for fiscal 2019 compared to fiscal 2018 as a result of our recent acquisitions. The remaining increase was primarily due to an increase in data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings and costs to expand our customer service capabilities.
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

	Year Ended July 31,
	2019		2018(1)		2017(1)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$780.3	71.2%	$607.4	69.0%	$507.1	71.6%
Subscription and support	1,310.9	72.7%	1,021.1	73.3%	771.6	73.7%
Total gross profit	$2,091.2	72.1%	$1,628.5	71.6%	$1,278.7	72.9%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Product gross margin increased for fiscal 2019 compared to fiscal 2018 primarily due to improved operations in our supply chain management and increased leverage of our operations organization. Product gross margin decreased for fiscal 2018 compared to fiscal 2017, driven by higher product costs related to our newly introduced appliances, which had lower product margins.
Subscription and support gross margin decreased for fiscal 2019 compared to fiscal 2018, primarily due to higher amortization of purchased intangibles as a result of our recent acquisitions and costs to support the adoption of our cloud-based subscription offerings, partially offset by increased leverage of our global customer support organization. Subscription and support gross margin decreased slightly for fiscal 2018 compared to fiscal 2017, primarily due to higher data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings and costs to expand our customer service capabilities, partially offset by a decrease in customer support and repair costs.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2019, we expect to recognize approximately $1.5 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$539.5	$400.7	$138.8	34.6%	$400.7	$347.4	$53.3	15.3%
Number of employees at period end	1,507	947	560	59.1%	947	766	181	23.6%
Research and development expense increased year-over-year for both fiscal 2019 and fiscal 2018. The increase in both periods was primarily due to an increase in personnel costs, which grew $105.8 million to $436.7 million for fiscal 2019 compared to fiscal 2018 and grew $36.8 million to $330.9 million for fiscal 2018 compared to fiscal 2017. The increase in personnel costs in both periods was primarily due to headcount growth. The remaining increase for both fiscal 2019 and 2018 was primarily driven by an increase in allocated costs.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing(1)	$1,344.0	$1,074.2	$269.8	25.1%	$1,074.2	$898.8	$175.4	19.5%
Number of employees at period end	3,382	2,704	678	25.1%	2,704	2,418	286	11.8%
______________

(1)
The amounts for fiscal 2018 and 2017 have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Sales and marketing expense increased year-over-year for both fiscal 2019 and fiscal 2018. The increase in both periods was primarily due to an increase in personnel costs, which grew $181.7 million to $1.0 billion for fiscal 2019 compared to fiscal 2018 and grew $133.8 million to $829.6 million for fiscal 2018 compared to fiscal 2017. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase for fiscal 2019 was primarily driven by an increase in allocated costs, an increase in costs associated with marketing-related activities, and higher amortization of purchased intangible assets, which increased for fiscal 2019 compared to fiscal 2018 as a result of our recent acquisitions. The remaining increase for fiscal 2018 was primarily driven by an increase in allocated costs due to our expansion of facilities to support the growth of our business.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$261.8	$257.8	$4.0	1.6%	$257.8	$198.3	$59.5	30.0%
Number of employees at period end	804	668	136	20.4%	668	557	111	19.9%
General and administrative expense increased for fiscal 2019 compared to fiscal 2018 primarily due to an increase in personnel costs, which grew $28.0 million to $173.8 million for fiscal 2019 compared to fiscal 2018, and an increase in legal expenses. The increase in personnel costs was primarily due to headcount growth and expense related to the accelerated vesting of certain equity awards in connection with our business acquisitions in fiscal 2019. These increases were substantially offset by a net decrease of $32.2 million in cease-use losses recognized on the lease of our previous corporate headquarter facilities. Refer to Note 11. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information.
General and administrative expense increased for fiscal 2018 compared to fiscal 2017 primarily due to a cease-use loss of $39.2 million recognized on the lease of our previous corporate headquarter facilities during fiscal 2018. Refer to Note 11. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information. The remaining increase was primarily driven by costs related to business acquisitions completed during fiscal 2018, an increase in personnel costs, and an increase in allocated costs due to our expansion of facilities to support the growth of our business. Personnel costs grew $10.2 million to $138.7 million for fiscal 2018 compared to fiscal 2017, largely due to headcount growth. These increases were partially offset by a decrease in impairment losses due to the $20.9 million loss recognized in fiscal 2017 on property and equipment related to the relocation of our corporate headquarters.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Interest expense	$83.9	$29.6	$54.3	183.4%	$29.6	$24.5	$5.1	20.8%
Interest expense increased year-over-year for both fiscal 2019 and fiscal 2018. The increase in both periods was primarily due to interest expense recognized on the 2023 Notes issued in July 2018. The increase in interest expense for fiscal 2019 was partially offset by a reduction in interest expense recognized on the 2019 Notes due to conversions of the 2019 Notes before and upon maturity in July 2019. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2019	2018	Change		2018	2017	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$63.4	$28.5	$34.9	122.5%	$28.5	$10.2	$18.3	179.4%
Other income, net increased for fiscal 2019 compared to fiscal 2018 primarily driven by a $42.6 million increase in interest income, partially offset by an increase in foreign currency remeasurement and transaction losses. Other income, net increased for fiscal 2018 compared to fiscal 2017 primarily driven by a $12.4 million increase in interest income and an increase in foreign currency remeasurement gains. The increase in interest income in both periods was largely due to higher cash, cash equivalents and investments balances and higher yields on these balances during the respective periods.
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

	Year Ended July 31,				Year Ended July 31,
	2019	2018(1)	Change		2018(1)	2017(1)	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Provision for income taxes	$7.3	$16.9	$(9.6)	(56.8)%	$16.9	$22.9	$(6.0)	(26.2)%
Effective tax rate	(9.8)%	(16.0)%			(16.0)%	(12.7)%
______________

(1)
These amounts have been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We recorded an income tax provision for fiscal 2019 primarily due to foreign and state income taxes and withholding taxes. Our provision for income taxes decreased for fiscal 2019 compared to fiscal 2018 primarily due to changes in our valuation allowance related to acquisitions completed during fiscal 2019 and our adoption of accounting guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. These decreases were partially offset by an increase in foreign taxes due to growth in non-U.S. operations.
We recorded an income tax provision for fiscal 2018 due to foreign income taxes, withholding taxes, and amortization of our deferred tax charges. Our provision for income taxes decreased for fiscal 2018 compared to fiscal 2017 primarily due to changes in our valuation allowance related to the acquisition of Evident.io and future benefits from alternative minimum tax credits under the TCJA, which was enacted into law in December 2017. Refer to Note 14. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information on the TCJA and its impact.

Liquidity and Capital Resources

	July 31,
	2019	2018
	(in millions)
Working capital(1)(2)	$1,611.5	$2,036.8
Cash, cash equivalents, and investments:
Cash and cash equivalents	$961.4	$2,506.9
Investments	2,417.1	1,444.0
Total cash, cash equivalents, and investments	$3,378.5	$3,950.9
______________

(1)
The amount for fiscal 2018 has been adjusted due to our adoption of the new revenue recognition standard. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(2)
The net carrying amount of the 2019 Notes was classified in current liabilities on our consolidated balance sheets as of July 31, 2018. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.

As of July 31, 2019, our total cash, cash equivalents, and investments of $3.4 billion were held for general corporate purposes, of which approximately $243.5 million was held outside of the United States. As of July 31, 2019, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In June 2014, we issued the 2019 Notes with an aggregate principal amount of $575.0 million. The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019. During fiscal 2019, we repaid in cash $575.0 million in aggregate principal amount of the 2019 Notes and issued 2.5 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2019 Notes converted, which were fully offset by shares received from our exercise of the associated note hedges. In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. The 2023 Notes mature on July 1, 2023; however, under certain circumstances, holders may surrender their 2023 Notes for conversion prior to the maturity date. Upon conversion of the 2023 Notes, we will pay cash equal to the aggregate principal amount of the 2023 Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted. As of July 31, 2019, all of the 2023 Notes remained outstanding. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility by up to an additional $350.0 million, subject to certain conditions. As of July 31, 2019, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
In August 2016, our board of directors authorized a $500.0 million share repurchase program and, in February 2017, authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion. The repurchase program expired on December 31, 2018. In February 2019, our board of directors authorized a new $1.0 billion share repurchase program. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. This repurchase program will expire on December 31, 2020, and may be suspended or discontinued at any time. As of July 31, 2019, $1.0 billion remained available for future share repurchases under the new repurchase authorization. Refer to Note 12. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on the repurchase programs.

The following table summarizes our cash flows for the years ended July 31, 2019, 2018, and 2017:

	Year Ended July 31,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities(1)	$1,055.6	$1,038.1	$868.8
Net cash used in investing activities	(1,825.9)	(520.0)	(472.6)
Net cash provided by (used in) financing activities	(773.9)	1,245.6	(386.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash(1)	$(1,544.2)	$1,763.7	$10.2
______________

(1)
The amounts for fiscal 2018 and 2017 have been adjusted due to our adoption of new guidance related to the presentation of restricted cash and cash equivalents in the statement of cash flows. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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
Cash provided by operating activities during fiscal 2019 was $1.1 billion, an increase of $17.5 million compared to fiscal 2018. The increase was due to growth of our business, as reflected by an increase in billings during fiscal 2019. This was partially offset by repayments of the 2019 Notes attributable to the debt discount of $97.6 million during fiscal 2019.
Cash provided by operating activities in fiscal 2018 was $1.0 billion, an increase of $169.3 million compared to fiscal 2017. The increase was due to growth of our business, as reflected by an increase in billings during fiscal 2018.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2019 was $1.8 billion, an increase of $1.3 billion compared to fiscal 2018. The increase was primarily due to higher net purchases of investments and an increase in net cash payments for business acquisitions during fiscal 2019.
Cash used in investing activities during fiscal 2018 was $520.0 million, an increase of $47.4 million compared to fiscal 2017. The increase was due to higher net cash payments for business acquisitions, partially offset by lower net purchases of available-for-sale investments and capital expenditures during fiscal 2018.
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
Cash used in financing activities during fiscal 2019 was $773.9 million, a change of $2.0 billion compared to fiscal 2018. The change was primarily due to net proceeds of $1.5 billion from the issuance of the 2023 Notes, issuance of warrants, and purchase of note hedges received during fiscal 2018 and repayments of the 2019 Notes during fiscal 2019.

Cash provided by financing activities during fiscal 2018 was $1.2 billion, a change of $1.6 billion compared to fiscal 2017. The change was primarily due to net proceeds of $1.5 billion from the issuance of the 2023 Notes, issuance of warrants, and purchase of note hedges, partially offset by an increase in payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during fiscal 2018.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.75% Convertible Senior Notes due 2023	$1,693.0	$—	$—	$1,693.0	$—
Operating lease obligations(1)	491.8	74.1	130.1	105.7	181.9
Purchase obligations(2)	427.6	119.2	85.9	125.0	97.5
Total(3)	$2,612.4	$193.3	$216.0	$1,923.7	$279.4
______________

(1)
Consists of contractual obligations from our non-cancelable operating leases. Excludes contractual sublease proceeds of $9.8 million, which consists of $5.6 million to be received in less than one year and $4.2 million to be received in one to three years. Refer to Note 11. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases.

(2)
Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(3)	No amounts related to income taxes are included. As of July 31, 2019, we had approximately $72.9 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
The majority of our contracts with our customers include various combinations of our products and subscriptions and support. Our appliances and software licenses have significant standalone functionalities and capabilities and, accordingly, are distinct from our subscriptions and support services, as the customer can benefit from the product without these services and such services are separately identifiable within the contract. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount we are due in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.
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
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Singapore dollar, Israeli shekel, and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2019 would not be material to our financial condition or results of operations. As of July 31, 2019, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. We enter into foreign currency derivative contracts with maturities of 15 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 5. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2019 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
Market Risk and Market Interest Risk
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”). We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of either series of Notes, when the market price of our common stock fluctuates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 9, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in the year ended July 31, 2019 due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers, as amended. See below for discussion of our related critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2014‑09, Revenue from Contracts with Customers, as amended, in the year ended July 31, 2019. The Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at the time of hardware shipment or delivery of software license, and subscription and support revenue is recognized over time as the services are performed.

Auditing the Company’s revenue recognition was challenging, specifically related to the effort required to analyze the effect of ASU No. 2014‑09 on the Company’s various product offerings as part of the Company’s implementation using the full retrospective method of adoption, as well as ongoing accounting. This included the identification and determination of the distinct performance obligations and the timing of revenue recognition. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process and controls to identify and determine the distinct performance obligations and the timing of revenue recognition.

Among the procedures we performed to test the identification and determination of the distinct performance obligations and the timing of revenue recognition, we read the executed contract and purchase order to understand the contract, identified the performance obligation(s), determined the distinct performance obligations, and evaluated the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Business Combinations
Description of the Matter
As of July 31, 2019, the Company completed the acquisition of Demisto, Inc. for net consideration of $474.2 million, the acquisition of RedLock Inc. for net consideration of $158.2 million, and the acquisition of Twistlock Ltd. for net consideration of $378.1 million. As discussed in Note 6 to the consolidated financial statements, the Company accounted for these acquisitions as business combinations.

Auditing the accounting for acquisitions was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which primarily consisted of developed technology of $156.7 million and customer relationships of $27.6 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired businesses and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates and technology migration curves. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, involvement of a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. For example, we compared the revenue growth rates and technology migration curves to current industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Jose, California
September 9, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2019, and the related notes and our report dated September 9, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
September 9, 2019

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2019	2018
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$961.4	$2,506.9
Short-term investments	1,841.7	896.5
Accounts receivable, net of allowance for doubtful accounts of $0.8 and $1.2 at July 31, 2019 and July 31, 2018, respectively	582.4	467.0
Prepaid expenses and other current assets	279.3	268.1
Total current assets	3,664.8	4,138.5
Property and equipment, net	296.0	273.1
Long-term investments	575.4	547.5
Goodwill	1,352.3	522.8
Intangible assets, net	280.6	140.8
Other assets	423.1	326.2
Total assets	$6,592.2	$5,948.9
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$73.3	$49.4
Accrued compensation	235.5	163.7
Accrued and other liabilities	162.4	124.6
Deferred revenue	1,582.1	1,213.6
Convertible senior notes, net	—	550.4
Total current liabilities	2,053.3	2,101.7
Convertible senior notes, net	1,430.0	1,369.7
Long-term deferred revenue	1,306.6	1,065.7
Other long-term liabilities	216.0	229.6
Commitments and contingencies (Note 11)
Temporary equity	—	21.9
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2019 and July 31, 2018	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 96.8 and 93.6 shares issued and outstanding at July 31, 2019 and July 31, 2018, respectively	2,490.9	1,967.4
Accumulated other comprehensive loss	(3.7)	(16.4)
Accumulated deficit	(900.9)	(790.7)
Total stockholders’ equity	1,586.3	1,160.3
Total liabilities, temporary equity, and stockholders’ equity	$6,592.2	$5,948.9

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Revenue:
Product	$1,096.2	$879.8	$708.5
Subscription and support	1,803.4	1,393.8	1,046.6
Total revenue	2,899.6	2,273.6	1,755.1
Cost of revenue:
Product	315.9	272.4	201.4
Subscription and support	492.5	372.7	275.0
Total cost of revenue	808.4	645.1	476.4
Total gross profit	2,091.2	1,628.5	1,278.7
Operating expenses:
Research and development	539.5	400.7	347.4
Sales and marketing	1,344.0	1,074.2	898.8
General and administrative	261.8	257.8	198.3
Total operating expenses	2,145.3	1,732.7	1,444.5
Operating loss	(54.1)	(104.2)	(165.8)
Interest expense	(83.9)	(29.6)	(24.5)
Other income, net	63.4	28.5	10.2
Loss before income taxes	(74.6)	(105.3)	(180.1)
Provision for income taxes	7.3	16.9	22.9
Net loss	$(81.9)	$(122.2)	$(203.0)
Net loss per share, basic and diluted	$(0.87)	$(1.33)	$(2.24)
Weighted-average shares used to compute net loss per share, basic and diluted	94.5	91.7	90.6

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net loss	$(81.9)	$(122.2)	$(203.0)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	10.4	(7.5)	(4.3)
Change in unrealized gains (losses) on cash flow hedges	2.3	(5.5)	(0.1)
Other comprehensive income (loss)	12.7	(13.0)	(4.4)
Comprehensive loss	$(69.2)	$(135.2)	$(207.4)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
				(As Adjusted)	(As Adjusted)
Balance as of July 31, 2016	90.5	$1,515.5	$1.0	$(467.0)	$1,049.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	2.0	—	1.5	3.5
Net loss	—	—	—	(203.0)	(203.0)
Other comprehensive loss	—	—	(4.4)	—	(4.4)
Issuance of common stock in connection with employee equity incentive plans	4.3	46.3	—	—	46.3
Repurchase and retirement of common stock	(3.3)	(420.1)	—	—	(420.1)
Taxes paid related to net share settlement of equity awards	—	(21.4)	—	—	(21.4)
Share-based compensation for equity-based awards	—	477.4	—	—	477.4
Balance as of July 31, 2017	91.5	1,599.7	(3.4)	(668.5)	927.8
Net loss	—	—	—	(122.2)	(122.2)
Other comprehensive loss	—	—	(13.0)	—	(13.0)
Issuance of common stock in connection with employee equity incentive plans	3.8	55.0	—	—	55.0
Repurchase and retirement of common stock	(1.7)	(250.0)	—	—	(250.0)
Taxes paid related to net share settlement of equity awards	—	(43.7)	—	—	(43.7)
Share-based compensation for equity-based awards	—	502.5	—	—	502.5
Temporary equity reclassification	—	(21.9)	—	—	(21.9)
Equity component of convertible senior notes, net	—	312.4	—	—	312.4
Issuance of warrants	—	145.4	—	—	145.4
Purchase of note hedges	—	(332.0)	—	—	(332.0)
Balance as of July 31, 2018	93.6	1,967.4	(16.4)	(790.7)	1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(81.9)	(81.9)
Other comprehensive income	—	—	12.7	—	12.7
Issuance of common stock in connection with employee equity incentive plans	3.8	72.0	—	—	72.0
Taxes paid related to net share settlement of equity awards	—	(33.2)	—	—	(33.2)
Share-based compensation for equity-based awards	—	575.5	—	—	575.5
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Settlement of convertible notes	2.5	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(2.5)	—	—	—	—
Issuance of common and restricted common stock in connection with acquisitions	1.3	229.5	—	—	229.5
Temporary equity reclassification	—	21.9	—	—	21.9
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities
Net loss	$(81.9)	$(122.2)	$(203.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	567.7	496.7	474.5
Depreciation and amortization	153.8	96.4	59.8
Cease-use loss and asset impairment related to facility exit	7.0	41.1	20.9
Amortization of deferred contract costs	223.8	149.8	107.4
Amortization of debt discount and debt issuance costs	70.2	28.8	24.5
Amortization of investment premiums, net of accretion of purchase discounts	(17.5)	0.5	2.7
Loss on conversions of convertible senior notes	2.6	—	—
Repayments of convertible senior notes attributable to debt discount	(97.6)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(108.7)	(33.7)	(42.1)
Prepaid expenses and other assets	(332.5)	(299.1)	(175.3)
Accounts payable	32.3	3.7	5.9
Accrued compensation	66.8	44.2	42.8
Accrued and other liabilities	(20.6)	49.3	54.1
Deferred revenue	590.2	582.6	496.6
Net cash provided by operating activities	1,055.6	1,038.1	868.8
Cash flows from investing activities
Purchases of investments	(2,984.6)	(725.7)	(995.9)
Proceeds from sales of investments	6.5	—	—
Proceeds from maturities of investments	2,057.1	691.8	777.4
Business acquisitions, net of cash acquired	(773.7)	(374.1)	(90.7)
Purchases of property, equipment, and other assets	(131.2)	(112.0)	(163.4)
Net cash used in investing activities	(1,825.9)	(520.0)	(472.6)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	(477.4)	—	—
Payments for debt issuance costs	(3.7)	—	—
Proceeds from borrowings on convertible senior notes, net	—	1,682.4	—
Proceeds from issuance of warrants	—	145.4	—
Purchase of note hedges	—	(332.0)	—
Repurchases of common stock	(330.0)	(259.1)	(411.0)
Proceeds from sales of shares through employee equity incentive plans	71.7	52.6	46.4
Payments for taxes related to net share settlement of equity awards	(33.2)	(43.7)	(21.4)
Payment of deferred consideration related to prior year business acquisition	(1.3)	—	—
Net cash provided by (used in) financing activities	(773.9)	1,245.6	(386.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,544.2)	1,763.7	10.2
Cash, cash equivalents, and restricted cash—beginning of period	2,509.2	745.5	735.3
Cash, cash equivalents, and restricted cash—end of period	$965.0	$2,509.2	$745.5

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$961.4	$2,506.9	$744.3
Restricted cash included in prepaid expenses and other current assets	1.9	1.1	0.6
Restricted cash included in other assets	1.7	1.2	0.6
Total cash, cash equivalents, and restricted cash	$965.0	$2,509.2	$745.5

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(229.5)	$—	$—
Property and equipment acquired through lease incentives	$—	$37.8	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$22.0	$11.2	$9.0
Cash paid for contractual interest	$13.5	$0.8	$—

See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer a platform that empowers enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our property and equipment, identified intangibles and goodwill, future taxable income, manufacturing partner and supplier liabilities, fair value of debt component of convertible notes, cease-use loss related to facility exit, deferred contract cost benefit period, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.
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
Our accounts receivables are primarily derived from our distributors representing various geographical locations. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. As of July 31, 2019, three distributors represented 29.9%, 18.9%, and 14.2% of our gross accounts receivable. For fiscal 2019, four distributors represented 31.8%, 22.1%, 10.7%, and 10.0% of our total revenue.
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
We classify our investments in marketable debt securities as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our consolidated balance sheets as cash equivalents, short-term investments, or long-term investments depending on their maturity. These investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each channel partner’s expected ability to pay, and the collection history with each channel partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2019 and 2018, the allowance for doubtful accounts activity was not significant.
Derivatives
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations. Gains or losses related to non-designated derivative instruments are recognized in other income (expense), net in our consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.

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
Through July 31, 2019, we have not recognized any impairment losses on our goodwill and intangible assets. During the year ended July 31, 2017, we recognized an impairment loss of $20.9 million on property and equipment related to the relocation of our corporate headquarters. We did not recognize any impairment losses on our other long-lived assets during the years ended July 31, 2019 and 2018, or prior to fiscal 2017.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we could be contractually obligated to purchase manufactured products and components, we generally do not own the manufactured products and components. Product title transfers from our EMS provider to us and immediately to our channel partners upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2019, we have not accrued any significant costs associated with this exposure.
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
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. We recognize subscription and support revenue over time as the services are performed. Our contractual subscription and support contracts are typically one to five years.
Contracts with Multiple Performance Obligations
The majority of our contracts with our customers include various combinations of our products and subscriptions and support. Our appliances and software licenses have significant standalone functionalities and capabilities. Accordingly, these appliances and software licenses are distinct from our subscriptions and support services as the customer can benefit from the product without these services and such services are separately identifiable within the contract. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price. If a contract contains a single performance obligation, no allocation is required.
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
Deferred Revenue
We record deferred revenue when cash payments are received or due in advance of our performance. Our payment terms typically require payment within 30 to 45 days of the date we issue an invoice. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

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
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. Short-term deferred contract costs are included in prepaid expenses and other current assets and long-term deferred contract costs are included in other assets in our consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of operations.
Software Development Costs
Internally developed software includes security software developed to meet our internal needs to provide cloud-based subscription offerings to our end-customers and business software that we customize to meet our specific operational needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three to five years. As of July 31, 2019 and 2018, we capitalized as other assets on our consolidated balance sheets $44.9 million and $23.0 million in costs, respectively, net of accumulated amortization, for security software developed to meet our internal needs to provide our cloud-based subscription offerings. We recognized amortization expense of $12.9 million, $4.3 million, and $1.2 million related to these capitalized costs as cost of subscription and support revenue in our consolidated statements of operations during the years ended July 31, 2019, 2018, and 2017, respectively.
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
Recently Adopted Accounting Pronouncements
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Under the new standard, capitalized implementation costs are generally amortized over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. We early adopted this standard in our second quarter of fiscal 2019 on a prospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements.
Business Combinations - Definition of a Business
In January 2017, the FASB issued authoritative guidance clarifying the definition of a business to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard in our first quarter of fiscal 2019 on a prospective basis. The adoption of the standard did not have an impact on our consolidated financial statements.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued authoritative guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Under the new standard, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard in our first quarter of fiscal 2019 on a retrospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements because our restricted cash balance has not been material.
Income Taxes - Intra-Entity Asset Transfers
In October 2016, the FASB issued authoritative guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted the standard in our first quarter of fiscal 2019 on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as an increase to accumulated deficit of $28.3 million, with a corresponding decrease to prepaid expenses and other current assets and other assets in our consolidated balance sheets as of August 1, 2018, the date of adoption. The cumulative effect adjustment represents the reclassification of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. We adopted this standard in our first quarter of fiscal 2019 on a retrospective basis. The adoption of the standard did not have an impact on our consolidated financial statements.
Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued authoritative guidance requiring equity instruments to be measured at fair value with changes in fair value recognized through net income. We adopted this standard in our first quarter of fiscal 2019 on a prospective basis for non-marketable equity securities and a modified retrospective basis for marketable equity investments. The adoption of the standard did not have an impact on our consolidated financial statements.
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
The adoption of the new standard did not have a material impact on our consolidated financial statements for the fiscal years ended July 31, 2018 and 2017, with the exception of the accounting for incremental costs to obtain customer contracts, which primarily consist of sales commissions, due to the longer period of amortization. Under the previous accounting guidance, we deferred and amortized these costs over the term of the related contract. Under the new standard, we defer and amortize these costs for initial contracts that are not commensurate with renewal commissions over a benefit period of five years, which is typically longer than the initial contract term.
The adoption of the standard using the full retrospective method required us to restate the prior periods presented in this Annual Report on Form 10-K, with the cumulative effect of the change of $154.6 million reflected in accumulated deficit as of July 31, 2016. In adopting the new standard, we have also applied a transition practical expedient and have not disclosed revenue expected to be recognized from remaining performance obligations for periods prior to August 1, 2018.

The following tables present the impact of the adoption of the standard on our previously reported results (in millions, except per share data):

	Year Ended July 31, 2018			Year Ended July 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted	As Previously Reported	Impact of Adoption	As Adjusted
Consolidated Statements of Operations
Product revenue	$871.5	$8.3	$879.8	$709.1	$(0.6)	$708.5
Subscription and support revenue	1,401.6	(7.8)	1,393.8	1,052.5	(5.9)	1,046.6
Total revenue	2,273.1	0.5	2,273.6	1,761.6	(6.5)	1,755.1
Total cost of revenue	645.3	(0.2)	645.1	476.6	(0.2)	476.4
Total operating expenses	1,756.9	(24.2)	1,732.7	1,464.8	(20.3)	1,444.5
Operating loss	(129.1)	24.9	(104.2)	(179.8)	14.0	(165.8)
Provision for income taxes	17.7	(0.8)	16.9	22.5	0.4	22.9
Net loss	$(147.9)	$25.7	$(122.2)	$(216.6)	$13.6	$(203.0)
Net loss per share, basic and diluted	$(1.61)	$0.28	$(1.33)	$(2.39)	$0.15	$(2.24)

	July 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Consolidated Balance Sheet
Accounts receivable, net	$467.3	$(0.3)	$467.0
Prepaid expenses and other current assets	261.3	6.8	268.1
Other assets	206.8	119.4	326.2
Accrued and other liabilities	107.0	17.6	124.6
Deferred revenue	1,268.9	(55.3)	1,213.6
Long-term deferred revenue	1,096.0	(30.3)	1,065.7
Accumulated deficit	$(984.6)	$193.9	$(790.7)
The adoption of the standard did not impact net cash flows from operating, investing, or financing activities in our consolidated statements of cash flows.
Recently Issued Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The standard is effective for us in our first quarter of fiscal 2021 and will be applied on a modified retrospective basis. Early adoption is permitted beginning our first quarter of fiscal 2020. We are currently evaluating adoption timing and whether this standard will have a material impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. We will adopt the standard effective August 1, 2019, on a modified retrospective basis and will not restate comparative periods.
We are in the process of finalizing our implementation of the standard and have updated our systems, accounting policies, and processes. We plan to elect the practical expedients permitted under the transition guidance, which allows us to carry forward our historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. Additionally, we plan to elect to account for lease and non-lease components as a single lease component and to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. We expect to recognize right-of-use assets and lease liabilities on our consolidated balance sheet upon adoption, primarily relating to our facilities leases disclosed in Note 11. Commitments and

Contingencies, which will materially increase our total assets and liabilities. We do not expect the adoption of this standard to have a material impact to our consolidated statements of operations and consolidated statements of cash flows.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Years Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Revenue:
Americas
United States	$1,830.3	$1,446.7	$1,149.7
Other Americas	152.0	112.0	80.9
Total Americas	1,982.3	1,558.7	1,230.6
Europe, the Middle East, and Africa (“EMEA”)	564.8	439.6	320.3
Asia Pacific and Japan (“APAC”)	352.5	275.3	204.2
Total revenue	$2,899.6	$2,273.6	$1,755.1
The following table presents revenue for groups of similar products and services (in millions):

	Years Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Revenue:
Product	$1,096.2	$879.8	$708.5
Subscription and support
Subscription	1,032.7	758.1	548.8
Support	770.7	635.7	497.8
Total subscription and support	1,803.4	1,393.8	1,046.6
Total revenue	$2,899.6	$2,273.6	$1,755.1
Deferred Revenue
During the year ended July 31, 2019, we recognized approximately $1.2 billion of revenue pertaining to amounts that were deferred as of July 31, 2018.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $3.1 billion as of July 31, 2019, of which we expect to recognize approximately $1.7 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of July 31, 2019 and July 31, 2018 (in millions):

	July 31, 2019				July 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$369.1	$—	$—	$369.1	$1,512.3	$—	$—	$1,512.3
Certificates of deposit	—	12.0	—	12.0	—	—	—	—
Commercial paper	—	19.3	—	19.3	—	52.0	—	52.0
U.S. government and agency securities	—	54.4	—	54.4	—	397.3	—	397.3
Total cash equivalents	369.1	85.7	—	454.8	1,512.3	449.3	—	1,961.6
Short-term investments:
Certificates of deposit	—	17.5	—	17.5	—	5.4	—	5.4
Non-U.S. government securities	—	—	—	—	—	20.0	—	20.0
Commercial paper	—	8.9	—	8.9	—	22.3	—	22.3
Corporate debt securities	—	375.5	—	375.5	—	139.8	—	139.8
U.S. government and agency securities	—	1,439.8	—	1,439.8	—	709.0	—	709.0
Total short-term investments	—	1,841.7	—	1,841.7	—	896.5	—	896.5
Long-term investments:
Corporate debt securities	—	214.3	—	214.3	—	153.6	—	153.6
U.S. government and agency securities	—	361.1	—	361.1	—	393.9	—	393.9
Total long-term investments	—	575.4	—	575.4	—	547.5	—	547.5
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1.3	—	1.3	—	—	—	—
Total prepaid expenses and other current assets	—	1.3	—	1.3	—	—	—	—
Total assets measured at fair value	$369.1	$2,504.1	$—	$2,873.2	$1,512.3	$1,893.3	$—	$3,405.6

Accrued and other liabilities:
Foreign currency forward contracts	$—	$3.8	$—	$3.8	$—	$6.9	$—	$6.9
Total accrued and other liabilities	—	3.8	—	3.8	—	6.9	—	6.9
Total liabilities measured at fair value	$—	$3.8	$—	$3.8	$—	$6.9	$—	$6.9
Refer to Note 10. Convertible Senior Notes for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2019 and July 31, 2018.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of July 31, 2019 and July 31, 2018 (in millions):

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$12.0	$—	$—	$12.0
Commercial paper	19.3	—	—	19.3
U.S. government and agency securities	54.4	—	—	54.4
Total available-for-sale cash equivalents	$85.7	$—	$—	$85.7

Investments:
Certificates of deposit	$17.5	$—	$—	$17.5
Commercial paper	8.9	—	—	8.9
Corporate debt securities	587.8	2.3	(0.3)	589.8
U.S. government and agency securities	1,799.5	2.6	(1.2)	1,800.9
Total available-for-sale investments	$2,413.7	$4.9	$(1.5)	$2,417.1

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$52.0	$—	$—	$52.0
U.S. government and agency securities	397.3	—	—	397.3
Total available-for-sale cash equivalents	$449.3	$—	$—	$449.3

Investments:
Certificates of deposit	$5.4	$—	$—	$5.4
Non-U.S. government securities	20.0	—	—	20.0
Commercial paper	22.3	—	—	22.3
Corporate debt securities	295.9	—	(2.5)	293.4
U.S. government and agency securities	1,110.6	—	(7.7)	1,102.9
Total available-for-sale investments	$1,454.2	$—	$(10.2)	$1,444.0
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at July 31, 2019 and 2018.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2019, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,926.7	$1,927.4
Due between one and three years	572.7	575.4
Total	$2,499.4	$2,502.8
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our consolidated balance sheets. As of July 31, 2019 and 2018, the carrying value of our marketable equity securities were $369.1 million and

$1.5 billion, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2019, 2018, and 2017.
5. Derivative Instruments
As a global business, we are exposed to currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 15 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange rate risk associated with these expenditures.
As of July 31, 2019 and 2018, the total notional amount of our outstanding foreign currency forward contracts was $307.2 million and $288.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2019.
During the years ended July 31, 2019, 2018, and 2017, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of July 31, 2019 and 2018 were not material.
6. Acquisitions
Fiscal 2019
Twistlock Ltd.
On July 9, 2019, we completed our acquisition of 100% of the voting equity interest of Twistlock Ltd. (“Twistlock”), a privately-held company specializing in container security. The acquisition extends our cloud security strategy with the addition of Twistlock to our Prisma cloud security offerings. The total purchase consideration for the acquisition of Twistlock was $378.1 million, which consisted of the following (in millions):

Amount
Cash	$375.4
Fair value of replacement equity awards	2.7
Total purchase consideration	$378.1
As part of the acquisition, we issued replacement equity awards, which included 0.1 million shares of our restricted common stock. The total fair value of the replacement equity awards was $51.8 million, of which the portion attributable to services performed prior to the acquisition date was allocated to the purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$300.6
Identified intangible assets	54.1
Cash and cash equivalents	14.0
Net assets acquired	9.4
Total	$378.1
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Twistlock’s product into our platform. The goodwill is expected to be deductible for U.S. income tax purposes.

The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$51.5	7 years
Customer relationships	2.6	8 years
Total	$54.1
PureSec Ltd.
On June 12, 2019, we completed our acquisition of 100% of the voting equity interest of PureSec Ltd. (“PureSec”), a privately-held company specializing in cybersecurity solutions for serverless architectures. The acquisition extends our cloud security strategy with the addition of PureSec to our Prisma cloud security offerings. The total purchase consideration for the acquisition of PureSec was $36.8 million, which consisted of the following (in millions):

Amount
Cash	$35.9
Fair value of replacement equity awards	0.9
Total purchase consideration	$36.8
As part of the acquisition, we issued replacement equity awards. The total fair value of the replacement equity awards was $9.1 million, of which the portion attributable to services performed prior to the acquisition date was allocated to the purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$24.4
Identified intangible assets	7.4
Cash	4.0
Net assets acquired	1.0
Total	$36.8
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating PureSec’s product into our platform. The goodwill is expected to be deductible for U.S. income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$7.4	5 years
Total	$7.4

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
Fiscal 2018
Evident.io, Inc.
On March 26, 2018, we completed our acquisition of all outstanding shares of Evident.io, Inc. (“Evident.io”), a privately-held cloud security company. The acquisition expanded our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology. The total purchase consideration for the acquisition of Evident.io was $292.9 million in cash, of which $4.0 million was accrued and was paid over a period of five months from the acquisition date.
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
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$68.4	4.5 years
Trade name and trademarks	8.5	1 year
Customer relationships	8.2	8 years
Total	$85.1
Cyber Secdo Ltd.
On April 24, 2018, we completed our acquisition of all outstanding shares of Cyber Secdo Ltd. (“Secdo”), a privately-held company specializing in endpoint detection and response (“EDR”). The acquisition expands the functionality of our platform by adding EDR capabilities. The total purchase consideration for the acquisition of Secdo was $82.7 million in cash.

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
Fiscal 2017
LightCyber Ltd.
On February 27, 2017, we completed our acquisition of all outstanding shares of LightCyber Ltd. (“LightCyber”), a privately-held cybersecurity company. The acquisition expands the functionality of our platform with the addition of LightCyber’s behavioral analytics technology. The total purchase consideration for the acquisition of LightCyber was $103.1 million in cash.
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
Additional Acquisition-Related Information
The operating results of the acquired companies are included in our consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions were not material to our consolidated statements of operations.
Additional information related to our acquisitions completed in fiscal 2019, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.
As a result of the Tax Cuts and Jobs Act (“TCJA”), a portion of the goodwill from prior year acquisitions may be deductible in future periods.
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2019 (in millions):

Amount
Balance as of July 31, 2018	$522.8
Goodwill acquired	829.5
Balance as of July 31, 2019	$1,352.3
Through July 31, 2019, we have not recognized any impairment losses on our goodwill.
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2019 and July 31, 2018 (in millions):

	July 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$318.8	$(78.7)	$240.1	$154.7	$(38.2)	$116.5
Customer relationships	39.8	(4.7)	35.1	12.2	(1.2)	11.0
Acquired intellectual property	8.9	(5.1)	3.8	8.9	(4.5)	4.4
Trade name and trademarks	9.4	(9.4)	—	8.5	(0.4)	8.1
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	379.1	(100.1)	279.0	186.5	(46.5)	140.0
Intangible assets not subject to amortization:
In-process research and development	1.6	—	1.6	0.8	—	0.8
Total purchased intangible assets	$380.7	$(100.1)	$280.6	$187.3	$(46.5)	$140.8
We recognized amortization expense of $53.6 million, $16.3 million, and $9.8 million for the years ended July 31, 2019, 2018, and 2017, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of July 31, 2019 (in millions):

Amount
Years ending July 31:
2020	$66.1
2021	64.1
2022	59.6
2023	33.6
2024	26.1
2025 and thereafter	29.5
Total future amortization expense	$279.0

8. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of July 31, 2019 and July 31, 2018 (in millions):

	July 31, 2019	July 31, 2018
Short-term deferred contract costs	$151.1	$113.2
Long-term deferred contract costs	324.2	224.8
Total deferred contract costs	$475.3	$338.0
We recognized amortization expense for our deferred contract costs of $223.8 million, $149.8 million, and $107.4 million during the years ended July 31, 2019, 2018, and 2017, respectively. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2019, 2018, or 2017.
9. Property and Equipment
The following table presents details of our property and equipment, net as of July 31, 2019 and July 31, 2018 (in millions):

	July 31,
	2019	2018
Computers, equipment, and software	$264.1	$217.9
Leasehold improvements	204.8	159.5
Demonstration units	40.7	33.0
Furniture and fixtures	30.6	24.6
Total property and equipment	540.2	435.0
Less: accumulated depreciation	(244.2)	(161.9)
Total property and equipment, net	$296.0	$273.1
We recognized depreciation expense of $86.2 million, $74.7 million, and $48.6 million related to property and equipment during the years ended July 31, 2019, 2018, and 2017, respectively.
10. Debt
Convertible Senior Notes
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”) and in July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”). The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. Each series of Notes is governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The Notes of each series are unsecured, unsubordinated obligations and the applicable Indenture governing each series of Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019, in accordance with their terms. The 2023 Notes mature on July 1, 2023. We cannot redeem the 2023 Notes prior to maturity.
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
The sale price condition was met for the 2019 Notes during the fiscal quarters ended July 31, 2018 and October 31, 2018. As a result, holders were able to early convert their 2019 Notes at any time during the fiscal quarter ended October 31, 2018 and up to January 1, 2019. Conversion requests for the 2019 Notes received on or after January 1, 2019 were settled on the maturity date. During the year ended July 31, 2019, we repaid $575.0 million in aggregate principal amount of the 2019 Notes, of which $415.6 million in aggregate principal amount pertained to early conversions submitted by the holders prior to January 1, 2019. The remaining $159.4 million in aggregate principal amount was repaid on the July 1, 2019 maturity date. We issued 2.5 million shares of common stock to the holders of the 2019 Notes for the conversion value in excess of the principal amount during the year ended July 31, 2019. These shares were fully offset by shares received from the corresponding exercise of the associated note hedges.
The following table presents details of early conversions of the 2019 Notes during the year ended July 31, 2019 (in millions):

Year Ended
July 31, 2019
2019 Notes principal early converted and repaid in cash:
Allocated to liability component(1)	$403.4
Allocated to equity component(2)	12.2
Total principal early converted and repaid in cash	$415.6
Loss on early conversions of convertible senior notes(3)	$2.6
______________

(1)
Recorded as a reduction to convertible senior notes, net in our consolidated balance sheets and calculated by measuring the fair value of a similar liability that did not have an associated convertible feature.

(2)	Recorded as a reduction to additional paid-in capital in our consolidated balance sheets.

(3)
Represents the difference between the cash consideration allocated to the liability component and the net carrying amount of the liability component on the respective settlement dates. The amount is included in other income, net in our consolidated statement of operations.

The sale price condition was not met for the 2023 Notes during the fiscal quarters ended July 31, 2019 or July 31, 2018. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets as of July 31, 2019 and July 31, 2018. As of July 31, 2019, all of the 2023 Notes remained outstanding.

The following table sets forth the components of the Notes as of July 31, 2019 and July 31, 2018 (in millions):

	July 31, 2019			July 31, 2018
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Liability component:
Principal	$—	$1,693.0	$1,693.0	$575.0	$1,693.0	$2,268.0
Less: debt discount and debt issuance costs, net of amortization	—	263.0	263.0	24.6	323.3	347.9
Net carrying amount	$—	$1,430.0	$1,430.0	$550.4	$1,369.7	$1,920.1

Equity component (including amounts classified as temporary equity)	$—	$315.0	$315.0	$109.8	$315.0	$424.8
The total estimated fair value of the 2023 Notes was $1.9 billion at July 31, 2019. The total estimated fair value of the Notes was $2.7 billion at July 31, 2018. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2019 and July 31, 2018 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on July 31, 2019, the if-converted value of the 2023 Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31, 2019			Year Ended July 31, 2018			Year Ended July 31, 2017
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$12.7	$12.7	$—	$0.7	$0.7	$—	$—	$—
Amortization of debt discount	8.7	58.5	67.2	22.9	3.0	25.9	22.0	—	22.0
Amortization of debt issuance costs	1.1	1.9	3.0	2.8	0.1	2.9	2.5	—	2.5
Total interest expense recognized	$9.8	$73.1	$82.9	$25.7	$3.8	$29.5	$24.5	$—	$24.5

Effective interest rate of the liability component	4.8%	5.2%		4.8%	5.2%		4.8%	—%
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
As a result of the conversions of the 2019 Notes settled during the year ended July 31, 2019, we exercised the corresponding portion of our 2019 Note Hedges and received 2.5 million shares of our common stock during the period. As of July 31, 2019, none of our 2019 Note Hedges were outstanding.

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
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of July 31, 2019, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
11. Commitments and Contingencies
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
In May 2015, we also entered into a lease agreement for approximately 122,000 square feet of space in Santa Clara, California to serve as an extension of our previous corporate headquarters. The lease contains scheduled rent increases, lease incentives, and renewal options which allow the lease term to be extended beyond the expiration date of April 2021 through July 2046. Rental payments under the lease agreement are approximately $23.1 million over the lease term. In December 2017, we entered into an agreement to sublease this office space for the remaining lease term. Proceeds from this sublease are approximately $16.3 million over the sublease term.
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous corporate headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million during the year ended July 31, 2018. Due to changes in market conditions, and the resulting changes to the amount and timing of estimated cash flows from sublease rentals that could be reasonably obtained, we recognized an additional cease-use loss of $7.0 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2019, and a corresponding liability in our consolidated balance sheets. During the years ended July 31, 2019 and 2018, we released $10.0 million and $10.1 million, respectively, of the cease-use liability through rental payments. As of July 31, 2019 and 2018, the remaining balance of the cease-use liability was $26.1 million and $29.1 million, respectively. The remaining balance as of July 31, 2019 is expected to be paid through the end of the lease term in July 2023.
We recognized rent expense of $43.0 million, $35.2 million, and $35.9 million for the years ended July 31, 2019, 2018, and 2017, respectively. Rent expense is recognized on a straight-line basis over the term of the lease.
The following table presents details of the aggregate future non-cancelable minimum rental payments under our operating leases as of July 31, 2019 (in millions):

Amount
Years ending July 31:
2020	$74.1
2021	67.2
2022	62.9
2023	60.2
2024	45.5
2025 and thereafter	181.9
Committed gross lease payments	491.8
Less: proceeds from sublease rentals	9.8
Net operating lease obligation	$482.0
Purchase Commitments
Manufacturing Purchase Commitments
Our EMS provider procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of July 31, 2019, our purchase commitments under such orders were $109.2 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud and other services, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
2020	$10.0
2021	30.1
2022	55.8
2023	57.5
2024	67.5
2025 and thereafter	97.5
Total other purchase commitments	$318.4
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.

To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2019, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
12. Stockholders’ Equity
Share Repurchase Program
In August 2016, our board of directors authorized a $500.0 million share repurchase program to be funded from available working capital. In February 2017, our board of directors authorized a $500.0 million increase to our repurchase program, bringing the total authorization to $1.0 billion (our “original authorization”). Repurchases could be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the years ended July 31, 2019, 2018, and 2017, we repurchased and retired 1.9 million shares, 1.7 million shares, and 3.3 million shares, respectively, of our common stock under our original authorization for an aggregate purchase price of $330.0 million, $250.0 million, and $420.1 million, respectively, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets. This repurchase program expired on December 31, 2018.
In February 2019, our board of directors authorized a new $1.0 billion share repurchase program which will be funded from available working capital (our “current authorization”). Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. This repurchase program will expire on December 31, 2020, and may be suspended or discontinued at any time. As of July 31, 2019, $1.0 billion remained available for future share repurchases under our current authorization.
13. Equity Award Plans
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
We grant awards with performance conditions (PSAs and PSUs) to certain employees, which vest over a period of three to four years from the date of grant. The actual number of PSAs and PSUs earned and eligible to vest is determined based on level of achievement against pre-established billings or revenue growth targets for the fiscal year.

We have also granted PSOs with both a market condition and a service condition to certain executives. The market condition requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 (the “stock price targets”) during the four-, five-, six-, and seven-year periods following the date of grant, respectively. To the extent that the stock price targets have been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercised”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The contractual term of our PSOs is seven to seven and a half years from the date of grant, depending on vesting period.
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
A total of 18.8 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2019. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our IPO. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year. During the year ended July 31, 2019, employees purchased 0.5 million shares of common stock under our 2012 ESPP at an average exercise price of $128.81 per share.
A total of 3.9 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2019. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Acquisition-related Activities
Assumed Share-based Compensation Plans
In connection with our acquisitions of RedLock, Demisto, and Twistlock, we assumed RedLock’s 2015 Stock Plan, as amended, Demisto’s 2015 Stock Option Plan, as amended, and Twistlock’s 2015 Share Option Plan, as amended and restated (together, the “assumed Plans”). The equity awards assumed in connection with each acquisition were granted from their respective assumed Plans. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under and forfeited awards will not be returned to the assumed Plans. Refer to Note 6. Acquisitions for more information on our acquisitions and the related equity awards assumed.
Restricted Stock Issuances
In connection with our acquisitions of RedLock, Demisto, PureSec, and Twistlock during the year ended July 31, 2019, we issued a total of 0.5 million shares of restricted common stock as replacement equity awards which are subject to additional time-based vesting requirements and continued service by the award holder.

Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2019, 2018, and 2017 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	2.1	$13.42	5.2	$244.9	—	$—	0.0	$—
Granted	—	$—			—	$—
Exercised	(0.5)	$14.44			—	$—
Forfeited	—	$—			—	$—
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6	—	$—	0.0	$—
Granted	—	$—			1.2	$198.50
Exercised	(0.6)	$12.76			—	$—
Forfeited	—	$—			—	$—
Balance—July 31, 2018	1.0	$13.28	3.1	$199.8	1.2	$198.50	7.0	$—
Granted	—	$—			2.6	$191.97
Exercised	(0.7)	$12.61			—	$—
Forfeited	—	$1.24			(0.1)	$193.51
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercisable—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
The weighted-average grant-date fair value of PSOs granted during the years ended July 31, 2019 and July 31, 2018 was $59.11 and $56.14 per share, respectively. No stock options or PSOs were granted during the year ended July 31, 2017. No options vested during the years ended July 31, 2019, 2018 or 2017. The intrinsic value of options exercised during the years ended July 31, 2019, 2018, and 2017 was $139.5 million, $85.0 million, and $61.2 million, respectively.
RSA and PSA Activities
The following table summarizes the RSA and PSA activity under our stock plans during the years ended July 31, 2019, 2018, and 2017 (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Balance—July 31, 2016	1.1	$170.97	—	$—
Granted(1)	0.1	$148.54	0.2	$148.54
Vested	(0.4)	$170.97	—	$—
Forfeited	—	$—	—	$—
Balance—July 31, 2017	0.8	$166.86	0.2	$148.54
Granted(1)	—	$—	—	$—
Vested	(0.5)	$169.38	—	$148.54
Forfeited	(0.1)	$166.05	(0.1)	$148.54
Balance—July 31, 2018	0.2	$163.14	0.1	$148.54
Granted(1)	—	$—	—	$—
Vested	(0.2)	$166.83	—	$148.54
Forfeited	—	$152.09	—	$148.54
Balance—July 31, 2019	—	$148.54	0.1	$148.54

______________

(1)	For PSAs, shares granted represents the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
No RSAs or PSAs were granted during the years ended July 31, 2019 and 2018. The aggregate fair value, as of the respective vesting dates, of RSAs vested during the years ended July 31, 2019, 2018, and 2017 was $41.1 million, $65.0 million, $62.6 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSAs vested during the years ended July 31, 2019 and 2018 was $4.5 million and $2.5 million, respectively. No PSAs vested during the year ended July 31, 2017.
RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2019, 2018, and 2017 (in millions, except per share amounts):

	RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2016	6.5	$130.14	1.1	$852.7	—	$—	0.0	$—
Granted	3.9	$141.35			—	$—
Vested	(3.3)	$119.88			—	$—
Forfeited	(0.6)	$139.56			—	$—
Balance—July 31, 2017	6.5	$141.16	1.3	$854.1	—	$—	0.0	$—
Granted(1)	3.9	$171.74			0.2	$149.73
Vested	(3.3)	$138.93			—	$—
Forfeited	(0.6)	$144.33			—	$—
Balance—July 31, 2018	6.5	$160.70	1.6	$1,291.4	0.2	$149.73	1.4	$43.7
Granted(1)(2)	3.9	$210.14			0.2	$215.64
Vested(3)	(2.7)	$160.87			(0.1)	$149.73
Forfeited	(0.8)	$162.73			—	$155.38
Balance—July 31, 2019	6.9	$188.16	1.5	$1,554.0	0.3	$197.86	1.8	$67.0
______________

(1)	For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

(2)
Includes 0.4 million RSUs assumed and 0.1 million replacement RSUs granted in connection with the acquisitions of RedLock, Demisto, PureSec, and Twistlock, with weighted-average grant-date fair values of $218.69 and $224.31 per share, respectively.

(3)	Includes time-based vesting for PSUs granted during the year ended July 31, 2018.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2019, 2018, and 2017 was $566.4 million, $546.3 million, and $462.6 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the year ended July 31, 2019 was $17.2 million. No PSUs vested during the years ended July 31, 2018 and 2017.

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of July 31, 2019 (in millions):

Number of shares
Balance—July 31, 2018	8.8
Authorized	4.6
PSOs, RSUs, and PSUs granted	(6.7)
Options, PSOs, RSAs, PSAs, RSUs, and PSUs forfeited	1.0
Shares withheld for taxes	0.1
Balance—July 31, 2019	7.8
Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs, PSUs, RSAs, and PSAs is based on the closing market price of our common stock on the date of grant.
The fair value of PSOs is estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the options midway between the vesting term and the contractual term. The following table summarizes the assumptions used and the resulting grant-date fair values of our PSOs:

	Year Ended July 31,
	2019	2018
Volatility	35.6% - 36.5%	33.3%
Dividend yield	—%	—%
Risk-free interest rate	3.1% - 3.2%	2.9%
Weighted-average grant-date fair value per share	$59.11	$56.14
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
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended July 31,
	2019	2018	2017
Volatility	30.0% - 34.5%	26.8% - 43.6%	41.0% - 50.1%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5
Dividend yield	—%	—%	—%
Risk-free interest rate	2.3% - 2.6%	1.2% - 2.3%	0.5% - 0.9%
Grant-date fair value per share	$55.03 - $87.04	$34.94 - $65.04	$34.15 - $39.65
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

The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2019	2018	2017
Cost of product revenue	$5.6	$7.0	$7.3
Cost of subscription and support revenue	71.3	66.7	56.2
Research and development	186.8	145.2	152.6
Sales and marketing	221.9	208.0	186.5
General and administrative	102.1	77.0	73.1
Total share-based compensation	$587.7	$503.9	$475.7
During the year ended July 31, 2019, we accelerated the vesting of certain equity awards in connection with our acquisitions of RedLock and Twistlock and recorded $14.2 million and $5.8 million, respectively, of share-based compensation within general and administrative expense. During the year ended July 31, 2018, we paid $6.6 million in cash to settle certain Evident.io stock options, for which vesting was accelerated in connection with the acquisition and the subsequent termination of the option holders’ services. This amount was recorded as post-acquisition share-based compensation included in general and administrative expense.
As of July 31, 2019, total compensation cost related to unvested share-based awards not yet recognized was $1.5 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
14. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
United States	$(198.1)	$(181.1)	$(205.8)
Foreign	123.5	75.8	25.7
Total	$(74.6)	$(105.3)	$(180.1)
The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Federal:
Current	$(1.3)	$(0.6)	$3.4
Deferred	(11.3)	(3.3)	—
State:
Current	(0.9)	1.6	0.9
Deferred	(3.0)	(1.3)	—
Foreign:
Current	27.5	23.3	19.7
Deferred	(3.7)	(2.8)	(1.1)
Total	$7.3	$16.9	$22.9
For the year ended July 31, 2019, our provision for income taxes decreased compared to the year ended July 31, 2018, primarily due to changes in our valuation allowance related to acquisitions completed during fiscal 2019 and our adoption of accounting guidance requiring the recognition of income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. These decreases were partially offset by an increase in our foreign taxes due to growth in non-U.S. operations.

For the year ended July 31, 2018, our provision for income taxes decreased compared to the year ended July 31, 2017, primarily due to changes in our valuation allowance related to our acquisition of Evident.io and future benefits from alternative minimum credits under the TCJA.
In December 2017, the TCJA was enacted into law. The TCJA provided for significant tax law changes and modifications including, but not limited to, the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% as of January 1, 2018, and the creation of new taxes on certain foreign-sourced earnings. The SEC staff and FASB previously issued guidance that allowed companies to record provisional amounts for the effects of the TCJA during a measurement period not to extend beyond one year from the enactment date. The measurement period ended in December 2018 and we completed our accounting for the income tax effects of the TCJA during the three months ended January 31, 2019. During the year ended July 31, 2019, we did not have any significant adjustments to provisional estimates recorded in previous periods.
The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Federal statutory rate	21.0%	26.8%	35.0%
Effect of:
State taxes, net of federal tax benefit	7.9	5.7	3.2
Effects of non-U.S. operations	89.3	19.9	(15.3)
Change in valuation allowance	(196.9)	39.2	(40.3)
Effect of U.S. tax law change	0.6	(129.3)	—
Share-based compensation	44.9	10.6	1.7
Amortization of deferred tax charges	—	(8.0)	(3.9)
Research credits	35.0	31.4	10.9
Non-deductible expenses	(11.5)	(6.1)	(3.2)
Other, net	(0.1)	(6.2)	(0.8)
Total	(9.8)%	(16.0)%	(12.7)%
As a result of the TCJA, our federal statutory tax rate for the fiscal year ended July 31, 2018 was 26.8% based on a blend of the statutory rates for 2017 and 2018. Further, we have reflected an adjustment to deferred taxes as a result of the TCJA, which is fully offset by changes in our valuation allowance.

The following table presents the components of our deferred tax assets and liabilities as of July 31, 2019 and July 31, 2018 (in millions):

	July 31,
	2019	2018
		(As Adjusted)
Deferred tax assets:
Accruals and reserves	$53.3	$59.6
Deferred revenue	212.8	128.0
Net operating loss carryforwards	269.9	189.5
Research and development and foreign tax credits	143.3	113.4
Share-based compensation	25.9	21.4
Gross deferred tax assets	705.2	511.9
Valuation allowance	(561.9)	(388.0)
Total deferred tax assets	143.3	123.9
Deferred tax liabilities:
Fixed assets and intangible assets	(26.0)	(43.3)
Deferred commissions	(94.6)	(54.4)
Other deferred tax liabilities	(15.7)	(17.7)
Total deferred tax liabilities	(136.3)	(115.4)
Total	$7.0	$8.5
On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to provide for deferred taxes for potential GILTI obligations. Deferred tax assets relating to our GILTI obligations have been properly reflected above with an offsetting valuation allowance as appropriate.
As a result of the TCJA, we have reflected an adjustment to deferred tax assets during the year ended July 31, 2018, which was fully offset by changes in our valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2019, we have provided a valuation allowance for our federal, state, and certain foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by $173.9 million from the year ended July 31, 2018 to the year ended July 31, 2019, primarily due to increases in our U.S. net operating losses and deferred revenue.
As of July 31, 2019, we had federal, state, and foreign NOL carryforwards of approximately $1.6 billion, $775.6 million, and $111.6 million, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2027 and July 31, 2019, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2019, we had federal and state research and development tax credit carryforwards of approximately $92.1 million and $81.2 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2019, we had foreign tax credit carryforwards of $5.4 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2021.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
During the year ended July 31, 2017, we were awarded a tax incentive by a foreign jurisdiction. The incentive is effective through September 30, 2031, and is conditional upon meeting certain investment and employment thresholds. The impact of this incentive on our provision for income taxes was not material for the years ended July 31, 2019, 2018, and 2017.

As of July 31, 2019, we had $314.5 million of unrecognized tax benefits, $68.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2018, we had $337.7 million of unrecognized tax benefits, $48.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2019, our federal, state, and foreign returns for the tax years 2008 through the current period remain subject to adjustment due to examination. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2019 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2019, 2018, and 2017, we recognized income tax expense related to interest and penalties of $2.3 million, $2.9 million, and $2.1 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $10.6 million and $8.3 million as of July 31, 2019 and 2018, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$337.7	$301.3	$127.7
Additions for tax positions taken in prior years	0.3	3.1	3.1
Reductions for tax positions taken in prior years	(33.4)	(6.3)	—
Additions for tax positions taken in the current year	9.9	39.6	170.5
Unrecognized tax benefits at the end of the period	$314.5	$337.7	$301.3
During the year ended July 31, 2019, our additions for tax positions taken in the current year were primarily attributable to intercompany transactions.
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
As of July 31, 2019, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net loss	$(81.9)	$(122.2)	$(203.0)
Weighted-average shares used to compute net loss per share, basic and diluted	94.5	91.7	90.6
Net loss per share, basic and diluted	$(0.87)	$(1.33)	$(2.24)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2019	2018	2017
Convertible senior notes	6.4	11.6	5.2
Warrants related to the issuance of convertible senior notes	11.6	11.6	5.2
RSUs and PSUs	7.2	6.7	6.5
Options to purchase common stock, including PSOs	4.0	2.2	1.6
RSAs and PSAs	0.1	0.3	1.0
ESPP shares	0.2	0.2	0.2
Total	29.5	32.6	19.7
16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2019	2018	2017
Interest income	$69.8	$27.1	$14.7
Foreign currency exchange gains (losses), net	(3.5)	1.7	(3.4)
Other	(2.9)	(0.3)	(1.1)
Total other income, net	$63.4	$28.5	$10.2
17. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions based upon the amount of employees’ contributions, subject to certain limitations. Our matching contributions to the plan were immaterial for the years ended July 31, 2019, 2018, and 2017.
18. Segment Information
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
The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended July 31,
	2019	2018
Property and equipment, net:
United States	$240.5	$228.4
International	55.5	44.7
Total property and equipment, net	$296.0	$273.1
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2019, 2018, and 2017.

19. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly financial data for the years ended July 31, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended
	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
Revenue:
Product	$240.5	$271.6	$278.4	$305.7
Subscription and support	415.5	439.6	448.2	500.1
Total revenue	656.0	711.2	726.6	805.8
Cost of revenue:
Product	73.2	82.5	78.0	82.2
Subscription and support	110.3	120.1	126.9	135.2
Total cost of revenue	183.5	202.6	204.9	217.4
Total gross profit	472.5	508.6	521.7	588.4
Operating expenses:
Research and development	113.4	128.3	139.1	158.7
Sales and marketing	314.6	320.0	339.0	370.4
General and administrative	76.6	53.7	62.3	69.2
Total operating expenses	504.6	502.0	540.4	598.3
Operating income (loss)	(32.1)	6.6	(18.7)	(9.9)
Interest expense	(22.7)	(20.6)	(20.6)	(20.0)
Other income, net	13.0	16.0	18.2	16.2
Income (loss) before income taxes	(41.8)	2.0	(21.1)	(13.7)
Provision for (benefit from) income taxes	(3.5)	4.6	(0.9)	7.1
Net loss	$(38.3)	$(2.6)	$(20.2)	$(20.8)
Net loss per share, basic and diluted	$(0.41)	$(0.03)	$(0.21)	$(0.22)

	Three Months Ended
	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Revenue:
Product	$184.8	$204.8	$218.1	$272.1
Subscription and support	317.0	340.8	349.6	386.4
Total revenue	501.8	545.6	567.7	658.5
Cost of revenue:
Product	57.6	63.9	68.9	82.0
Subscription and support	83.7	95.5	91.0	102.5
Total cost of revenue	141.3	159.4	159.9	184.5
Total gross profit	360.5	386.2	407.8	474.0
Operating expenses:
Research and development	94.2	96.6	99.6	110.3
Sales and marketing	254.1	258.8	271.4	289.9
General and administrative	65.7	53.3	82.1	56.7
Total operating expenses	414.0	408.7	453.1	456.9
Operating income (loss)	(53.5)	(22.5)	(45.3)	17.1
Interest expense	(6.3)	(6.4)	(6.5)	(10.4)
Other income, net	4.8	4.9	8.6	10.2
Income (loss) before income taxes	(55.0)	(24.0)	(43.2)	16.9
Provision for (benefit from) income taxes	8.2	1.6	(2.8)	9.9
Net income (loss)	$(63.2)	$(25.6)	$(40.4)	$7.0
Net income (loss) per share, basic	$(0.70)	$(0.28)	$(0.44)	$0.08
Net income (loss) per share, diluted	$(0.70)	$(0.28)	$(0.44)	$0.07
20. Related Party Transactions
Certain members of our board of directors are affiliated with Greylock Partners (“Greylock”), a venture capital firm. Entities affiliated with Greylock owned a portion of the outstanding shares of Demisto immediately prior to completion of our acquisition of Demisto on March 28, 2019 and, as a result, received purchase consideration valued at $85.6 million during the year ended July 31, 2019. Refer to Note 6. Acquisitions for more information on our acquisition of Demisto.
21. Subsequent Event
Business Combination
In September 2019, we entered into a definitive agreement to acquire Zingbox, Inc. (“Zingbox”), a privately-held Internet of Things (“IoT”) security company, in exchange for total consideration of approximately $75.0 million in cash, subject to adjustment. We expect the acquisition will expand the functionality of our platform with the addition of Zingbox’s cloud-based service and advanced AI and machine learning technology for device and threat identification capabilities. The acquisition is expected to close during our first quarter of fiscal 2020.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2019, and is incorporated in this report by reference.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35594	3.1	September 14, 2018

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Warrant to Purchase Stock by Juniper Networks, Inc.	8-K	001-35594	4.1	June 4, 2014

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 30, 2014.	8-K	001-35594	4.1	July 1, 2014

4.3	Indenture between the Registrant and U.S. Bank National Association, dated as of July 12, 2018.	8-K	001-35594	4.1	July 13, 2018

4.4	Form of Global 0.75% Convertible Senior Note due 2023 (included in Exhibit 4.3).	8-K	001-35594	4.2	July 13, 2018

4.5	Description of Registrant’s Securities.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-Q	001-35594	10.1	February 27, 2019

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-K	001-35594	10.4	September 7, 2017

10.5*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.6*	Demisto, Inc. 2015 Stock Option Plan, as amended.	S-8	333-230663	99.1	April 1, 2019

10.7*	Twistlock Ltd. Amended and Restated 2015 Share Option Plan.	S-8	333-232672	99.1	July 16, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.8*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.9*	Clawback Policy, adopted as of August 29, 2017.	10-Q	001-35594	10.3	November 21, 2017

10.10*	Executive Incentive Plan effective December 8, 2017.	10-Q	001-35594	10.2	February 27, 2018

10.11*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.12*	Amended Offer Letter between the Registrant and René Bonvanie, dated July 10, 2019.	8-K	001-35594	10.1	July 11, 2019

10.13*	Offer Letter between the Registrant and Frank Calderoni, dated February 24, 2016.	8-K	001-35594	10.1	February 25, 2016

10.14*	Offer Letter between the Registrant and Mary Pat McCarthy, dated October 13, 2016.	8-K	001-35594	10.1	October 24, 2016

10.15*	Offer Letter between the Registrant and Sridhar Ramaswamy, dated August 29, 2017.	8-K	001-35594	10.1	August 31, 2017

10.16*	Offer Letter between the Registrant and Kathleen Bonanno, dated November 17, 2017.	8-K	001-35594	10.1	November 20, 2017

10.17*	Offer Letter between the Registrant and Jean Compeau, dated February 22, 2018.	8-K	001-35594	10.1	February 26, 2018

10.18*	New Offer Letter between the Registrant and Mark D. McLaughlin, dated May 31, 2018.	8-K	001-35594	10.1	June 4, 2018

10.19*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.20*	Offer Letter between the Registrant and Amit K. Singh, dated October 11, 2018.	8-K	001-35594	10.1	October 15, 2018

10.21*	Confirmatory Employment Letter between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.22*	Offer Letter between the Registrant and Lorraine Twohill, dated April 10, 2019.	8-K	001-35594	10.1	April 15, 2019

10.23*	Offer Letter between the Registrant and Rt Hon Sir John Key, dated April 10, 2019.	8-K	001-35594	10.2	April 15, 2019

10.24	Lease between the Registrant and Santa Clara Office Partners LLC, dated October 20, 2010, as amended.	S-1	333-180620	10.14	April 6, 2012

10.25	Amendment No. 2 to Lease between the Registrant and Santa Clara Office Partners LLC, dated July 2, 2013.	10-K	001-35594	10.17	September 25, 2013

10.26	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.16	October 4, 2012

10.27	Lease between the Registrant and SI 34 LLC, dated September 17, 2012.	10-K	001-35594	10.17	October 4, 2012

10.28**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.29	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.30	Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated March 22, 2014.	10-Q	001-35594	10.1	June 3, 2014

10.31	Amendment No. 1 to the Share Purchase Agreement between the Registrant, Cyvera Ltd., Palo Alto Networks Holding B.V., the shareholders of Cyvera Ltd. and Shareholder Representative Services LLC, dated April 9, 2014.	10-Q	001-35594	10.2	June 3, 2014

10.32	Purchase Agreement, dated June 24, 2014, by and among the Registrant and J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-35594	10.1	June 26, 2014

10.33	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 26, 2014

10.34	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 26, 2014

10.35	Purchase Agreement, dated July 10, 2018, by and among the Registrant and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	July 13, 2018

10.36	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	July 13, 2018

10.37	Form of Warrant Confirmation.	8-K	001-35594	10.3	July 13, 2018

10.38	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.39	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.40	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.41	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K	001-35594	10.1	October 19, 2015

10.42	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.43	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.44	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.45	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.46	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.47	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.48	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.49	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.50	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.51	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.52	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.53	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

10.54	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.55	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.56	Credit Agreement, dated as of September 4, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.	8-K	001-35594	10.1	September 6, 2018

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2019.

PALO ALTO NETWORKS, INC.
By:	/s/ NIKESH ARORA
Nikesh Arora
Chairman and Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2019
Nikesh Arora

/s/ KATHLEEN BONANNO	Chief Financial Officer (Principal Financial Officer)	September 9, 2019
Kathleen Bonanno

/s/ JEAN COMPEAU	Chief Accounting Officer (Principal Accounting Officer)	September 9, 2019
Jean Compeau

/s/ MARK D. MCLAUGHLIN	Vice Chairman and Director	September 9, 2019
Mark D. McLaughlin

/s/ NIR ZUK	Chief Technical Officer and Director	September 9, 2019
Nir Zuk

/s/ FRANK CALDERONI	Director	September 9, 2019
Frank Calderoni

/s/ ASHEEM CHANDNA	Director	September 9, 2019
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 9, 2019
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 9, 2019
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 9, 2019
James J. Goetz

/s/ RT HON SIR JOHN KEY	Director	September 9, 2019
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	September 9, 2019
Mary Pat McCarthy

/s/ SRIDHAR RAMASWAMY	Director	September 9, 2019
Sridhar Ramaswamy

/s/ LORRAINE TWOHILL	Director	September 9, 2019
Lorraine Twohill

/s/ DANIEL J. WARMENHOVEN	Director	September 9, 2019
Daniel J. Warmenhoven