Form 10-Q
period 2019-10-31
Palo Alto Networks Inc
filed 2019-11-26
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NA
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 13, 2019 was 97,957,435.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2019	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,263.7	$961.4
Short-term investments	1,597.5	1,841.7
Accounts receivable, net of allowance for doubtful accounts of $1.0 and $0.8 at October 31, 2019 and July 31, 2019, respectively	499.2	582.4
Prepaid expenses and other current assets	289.4	279.3
Total current assets	3,649.8	3,664.8
Property and equipment, net	316.4	296.0
Operating lease right-of-use assets	282.6	—
Long-term investments	467.6	575.4
Goodwill	1,400.4	1,352.3
Intangible assets, net	284.1	280.6
Other assets	423.9	423.1
Total assets	$6,824.8	$6,592.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74.7	$73.3
Accrued compensation	125.7	235.5
Accrued and other liabilities	192.3	162.4
Deferred revenue	1,658.9	1,582.1
Total current liabilities	2,051.6	2,053.3
Convertible senior notes, net	1,445.5	1,430.0
Long-term deferred revenue	1,357.1	1,306.6
Long-term operating lease liabilities	371.6	—
Other long-term liabilities	82.6	216.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2019 and July 31, 2019	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 97.6 and 96.8 shares issued and outstanding at October 31, 2019 and July 31, 2019, respectively	2,477.5	2,490.9
Accumulated other comprehensive loss	(0.6)	(3.7)
Accumulated deficit	(960.5)	(900.9)
Total stockholders’ equity	1,516.4	1,586.3
Total liabilities and stockholders’ equity	$6,824.8	$6,592.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2019	2018
Revenue:
Product	$231.2	$240.5
Subscription and support	540.7	415.5
Total revenue	771.9	656.0
Cost of revenue:
Product	65.1	73.2
Subscription and support	152.6	110.3
Total cost of revenue	217.7	183.5
Total gross profit	554.2	472.5
Operating expenses:
Research and development	170.5	113.4
Sales and marketing	365.7	314.6
General and administrative	69.8	76.6
Total operating expenses	606.0	504.6
Operating loss	(51.8)	(32.1)
Interest expense	(18.9)	(22.7)
Other income, net	16.2	13.0
Loss before income taxes	(54.5)	(41.8)
Provision for (benefit from) income taxes	5.1	(3.5)
Net loss	$(59.6)	$(38.3)
Net loss per share, basic and diluted	$(0.62)	$(0.41)
Weighted-average shares used to compute net loss per share, basic and diluted	96.6	93.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2019	2018
Net loss	$(59.6)	$(38.3)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	2.7	0.9
Change in unrealized gains (losses) on cash flow hedges	0.4	(3.5)
Other comprehensive income (loss)	3.1	(2.6)
Comprehensive loss	$(56.5)	$(40.9)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended October 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(59.6)	(59.6)
Other comprehensive income	—	—	3.1	—	3.1
Issuance of common stock in connection with employee equity incentive plans	1.0	36.3	—	—	36.3
Taxes paid related to net share settlement of equity awards	—	(5.3)	—	—	(5.3)
Share-based compensation for equity-based awards	—	153.7	—	—	153.7
Repurchase and retirement of common stock	(0.9)	(198.1)	—	—	(198.1)
Settlement of warrants	0.7	—	—	—	—
Balance as of October 31, 2019	97.6	$2,477.5	$(0.6)	$(960.5)	$1,516.4

	Three Months Ended October 31, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	93.6	$1,967.4	$(16.4)	$(790.7)	$1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(38.3)	(38.3)
Other comprehensive loss	—	—	(2.6)	—	(2.6)
Issuance of common stock in connection with employee equity incentive plans	1.1	30.8	—	—	30.8
Taxes paid related to net share settlement of equity awards	—	(13.9)	—	—	(13.9)
Share-based compensation for equity-based awards	—	140.2	—	—	140.2
Settlement of convertible notes	1.4	(10.2)	—	—	(10.2)
Common stock received from exercise of note hedges	(1.4)	—	—	—	—
Temporary equity reclassification	—	15.0	—	—	15.0
Balance as of October 31, 2018	94.7	$2,129.3	$(19.0)	$(857.3)	$1,253.0

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(59.6)	$(38.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	149.9	136.9
Depreciation and amortization	44.0	32.5
Amortization of deferred contract costs	55.6	43.6
Amortization of debt discount and debt issuance costs	15.5	19.4
Amortization of operating lease right-of-use assets	10.4	—
Amortization of investment premiums, net of accretion of purchase discounts	(3.2)	(2.4)
Loss on conversions of convertible senior notes	—	2.2
Repayments of convertible senior notes attributable to debt discount	—	(52.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	83.9	86.6
Prepaid expenses and other assets	(59.2)	(25.1)
Accounts payable	(2.5)	(0.8)
Accrued compensation	(109.9)	(65.0)
Accrued and other liabilities	(25.2)	12.5
Deferred revenue	125.5	102.5
Net cash provided by operating activities	225.2	252.3
Cash flows from investing activities
Purchases of investments	(274.3)	(741.0)
Proceeds from sales of investments	—	2.5
Proceeds from maturities of investments	632.4	214.5
Business acquisitions, net of cash acquired	(66.4)	(154.8)
Purchases of property, equipment, and other assets	(47.2)	(34.3)
Net cash provided by (used in) investing activities	244.5	(713.1)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	—	(275.0)
Payments for debt issuance costs	—	(3.6)
Repurchases of common stock	(198.1)	—
Proceeds from sales of shares through employee equity incentive plans	36.3	30.7
Payments for taxes related to net settlement of equity awards	(5.3)	(13.9)
Net cash used in financing activities	(167.1)	(261.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	302.6	(722.6)
Cash, cash equivalents, and restricted cash - beginning of period	965.0	2,509.2
Cash, cash equivalents, and restricted cash - end of period	$1,267.6	$1,786.6

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,263.7	$1,784.4
Restricted cash included in prepaid expenses and other current assets	1.9	1.0
Restricted cash included in other assets	2.0	1.2
Total cash, cash equivalents, and restricted cash	$1,267.6	$1,786.6
See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We offer platforms that empower enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2019. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the change in our accounting policies for leases due to our adoption of new lease accounting guidance. Refer to “Recently Adopted Accounting Pronouncements” below and Note 10. Leases.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements.
We adopted this standard effective August 1, 2019 on a modified retrospective basis, under which financial results reported in periods prior to fiscal 2020 were not adjusted. We elected the package of practical expedients, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. Additionally, we elected to account for lease and non-lease components as a single lease component and to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less.
The most significant impact of adopting this guidance was the recognition of $286.4 million of operating lease right-of-use assets and $437.6 million of operating lease liabilities on our condensed consolidated balance sheet as of August 1, 2019, which included reclassifying previously recognized $124.2 million in lease incentives, deferred or prepaid rent, as well as $27.0 million in cease-use liabilities to operating lease right-of-use assets.
The adoption of this standard had no impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows. Refer to Note 10. Leases for further discussion.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2019	2018
Revenue:
Americas
United States	$494.9	$415.9
Other Americas	34.7	34.3
Total Americas	529.6	450.2
Europe, the Middle East, and Africa (“EMEA”)	147.6	127.7
Asia Pacific and Japan (“APAC”)	94.7	78.1
Total revenue	$771.9	$656.0

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2019	2018
Revenue:
Product	$231.2	$240.5
Subscription and support
Subscription	318.6	231.3
Support	222.1	184.2
Total subscription and support	540.7	415.5
Total revenue	$771.9	$656.0

Deferred Revenue
During the three months ended October 31, 2019, we recognized approximately $485.0 million of revenue pertaining to amounts that were deferred as of July 31, 2019.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $3.1 billion as of October 31, 2019, of which we expect to recognize approximately $1.7 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of October 31, 2019 and July 31, 2019 (in millions):

	October 31, 2019				July 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$617.3	$—	$—	$617.3	$369.1	$—	$—	$369.1
Certificates of deposit	—	4.0	—	4.0	—	12.0		12.0
Commercial paper	—	4.5	—	4.5	—	19.3	—	19.3
U.S. government and agency securities	—	15.0	—	15.0	—	54.4	—	54.4
Total cash equivalents	617.3	23.5	—	640.8	369.1	85.7	—	454.8
Short-term investments:
Certificates of deposit	—	23.7	—	23.7	—	17.5	—	17.5
Commercial paper	—	15.9	—	15.9	—	8.9	—	8.9
Corporate debt securities	—	369.9	—	369.9	—	375.5	—	375.5
U.S. government and agency securities	—	1,188.0	—	1,188.0	—	1,439.8	—	1,439.8
Total short-term investments	—	1,597.5	—	1,597.5	—	1,841.7	—	1,841.7
Long-term investments:
Corporate debt securities	—	198.3	—	198.3	—	214.3	—	214.3
U.S. government and agency securities	—	269.3	—	269.3	—	361.1	—	361.1
Total long-term investments	—	467.6	—	467.6	—	575.4	—	575.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.4	—	0.4	—	1.3	—	1.3
Total prepaid expenses and other current assets	—	0.4	—	0.4	—	1.3	—	1.3
Total assets measured at fair value	$617.3	$2,089.0	$—	$2,706.3	$369.1	$2,504.1	$—	$2,873.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$2.2	$—	$2.2	$—	$3.8	$—	$3.8
Total accrued and other liabilities	—	2.2	—	2.2	—	3.8	—	3.8
Total liabilities measured at fair value	$—	$2.2	$—	$2.2	$—	$3.8	$—	$3.8

Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2019 and July 31, 2019.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2019 and July 31, 2019 (in millions):

	October 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$4.0	$—	$—	$4.0
Commercial paper	4.5	—	—	4.5
U.S. government and agency securities	15.0	—	—	15.0
Total available-for-sale cash equivalents	$23.5	$—	$—	$23.5
Investments:
Certificates of deposit	$23.7	$—	$—	$23.7
Commercial paper	15.9	—	—	15.9
Corporate debt securities	565.2	3.0	—	568.2
U.S. government and agency securities	1,454.0	3.6	(0.3)	1,457.3
Total available-for-sale investments	$2,058.8	$6.6	$(0.3)	$2,065.1

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$12.0	$—	$—	$12.0
Commercial paper	19.3	—	—	19.3
U.S. government and agency securities	54.4	—	—	54.4
Total available-for-sale cash equivalents	$85.7	$—	$—	$85.7
Investments:
Certificates of deposit	$17.5	$—	$—	$17.5
Commercial paper	8.9	—	—	8.9
Corporate debt securities	587.8	2.3	(0.3)	589.8
U.S. government and agency securities	1,799.5	2.6	(1.2)	1,800.9
Total available-for-sale investments	$2,413.7	$4.9	$(1.5)	$2,417.1

Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at October 31, 2019 and July 31, 2019.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2019, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,618.4	$1,621.0
Due between one and three years	463.9	467.6
Total	$2,082.3	$2,088.6

Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our condensed consolidated balance sheets. As of October 31, 2019 and July 31, 2019, the carrying value of our marketable equity securities were

$617.3 million and $369.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2019 and 2018.
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
As of October 31, 2019 and July 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $233.9 million and $307.2 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2019.
During the three months ended October 31, 2019 and 2018, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of October 31, 2019 and 2018 were not material.
6. Acquisitions
Zingbox, Inc.
On September 20, 2019, we completed our acquisition of 100% of the voting equity interest of Zingbox, Inc. (“Zingbox”), a privately-held Internet of Things (“IoT”) security company. We believe the acquisition will accelerate our delivery of IoT security through our Next-Generation Firewall and Cortex platforms. The total purchase consideration for the acquisition of Zingbox was $66.4 million in cash.
As part of the acquisition, we issued replacement equity awards with a total fair value of $5.7 million, which will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$48.1
Identified intangible assets	20.4
Net liabilities assumed	(2.1)
Total	$66.4

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Zingbox’s technology into our platforms. The goodwill is not deductible for income tax purposes.

The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$18.6	5 years
Customer relationships	1.8	8 years
Total	$20.4

Zingbox’s operating results are included in our condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated statements of operations.
Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended October 31, 2019 (in millions):

Amount
Balance as of July 31, 2019	$1,352.3
Goodwill acquired	48.1
Balance as of October 31, 2019	$1,400.4

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2019 and July 31, 2019 (in millions):

	October 31, 2019			July 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$337.4	$(93.9)	$243.5	$318.8	$(78.7)	$240.1
Customer relationships	41.6	(6.2)	35.4	39.8	(4.7)	35.1
Acquired intellectual property	8.9	(5.3)	3.6	8.9	(5.1)	3.8
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	399.5	(117.0)	282.5	379.1	(100.1)	279.0
Intangible assets not subject to amortization:
In-process research and development	1.6	—	1.6	1.6	—	1.6
Total purchased intangible assets	$401.1	$(117.0)	$284.1	$380.7	$(100.1)	$280.6

We recognized amortization expense of $16.9 million and $9.4 million for the three months ended October 31, 2019 and 2018, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of October 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$52.5
2021	68.0
2022	63.5
2023	37.6
2024	30.1
2025 and thereafter	30.8
Total future amortization expense	$282.5

8. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of October 31, 2019 and July 31, 2019 (in millions):

	October 31, 2019	July 31, 2019
Short-term deferred contract costs	$155.4	$151.1
Long-term deferred contract costs	317.6	324.2
Total deferred contract costs	$473.0	$475.3

We recognized amortization expense for our deferred contract costs of $55.6 million and $43.6 million during the three months ended October 31, 2019 and 2018, respectively. We did not recognize any impairment losses on our deferred contract costs during the three months ended October 31, 2019 or 2018.
9. Debt
Convertible Senior Notes
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”), and in July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes” and, together with the 2019 Notes, the “Notes”). The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2023 Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (the “Indenture”). The 2023 Notes are unsecured, unsubordinated obligations and the Indenture governing the 2023 Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019, in accordance with their terms. The 2023 Notes mature on July 1, 2023. We cannot redeem the 2023 Notes prior to maturity.
The 2023 Notes are convertible for up to 6.4 million shares of our common stock at an initial conversion rate of approximately 3.7545 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $266.35 per share of common stock, subject to adjustments. Holders of the 2023 Notes may surrender their 2023 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding April 1, 2023, only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2023 Notes on each applicable trading day (the “sale price condition”);

•
during the five business day period after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2023 Notes on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after April 1, 2023, holders may surrender all or any portion of their 2023 Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions, and such conversions will be settled upon the maturity date. Upon conversion, holders of the 2023 Notes will receive cash equal to the aggregate principal amount of the 2023 Notes to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the 2023 Notes being converted.
The conversion price will be subject to adjustment in some events. Holders who convert their 2023 Notes in connection with certain corporate events that constitute a “make-whole fundamental change” under the Indenture are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” under the Indenture, holders of the 2023 Notes may require us to repurchase for cash all or a portion of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The sale price condition was not met for the 2023 Notes during the fiscal quarters ended October 31, 2019 or July 31, 2019. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of October 31, 2019 and July 31, 2019. As of October 31, 2019, all of the 2023 Notes remained outstanding.
The following table sets forth the components of the 2023 Notes as of October 31, 2019 and July 31, 2019 (in millions):

	October 31, 2019	July 31, 2019
Liability component:
Principal	$1,693.0	$1,693.0
Less: debt discount and debt issuance costs, net of amortization	247.5	263.0
Net carrying amount	$1,445.5	$1,430.0

Equity component	$315.0	$315.0

The total estimated fair value of the 2023 Notes was $1.9 billion at both October 31, 2019 and July 31, 2019. The fair value was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes at October 31, 2019 and July 31, 2019 to be a Level 2 measurement. The fair value of the 2023 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on October 31, 2019, the if-converted value of the 2023 Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2019			2018
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$3.2	$3.2	$—	$3.2	$3.2
Amortization of debt discount	—	15.0	15.0	4.0	14.4	18.4
Amortization of debt issuance costs	—	0.5	0.5	0.5	0.5	1.0
Total interest expense recognized	$—	$18.7	$18.7	$4.5	$18.1	$22.6

Effective interest rate of the liability component	—%	5.2%		4.8%	5.2%

Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into separate convertible note hedge transactions (the “2019 Note Hedges,” with respect to the 2019 Notes, and the “2023 Note Hedges,” with respect to the 2023 Notes, and collectively, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of Notes.
Upon the settlement of the 2019 Notes, we exercised the corresponding portion of our 2019 Note Hedges during the year ended July 31, 2019 and received shares of our common stock that fully offset the shares issued in excess of the principal amount of the converted 2019 Notes. The 2019 Note Hedges expired upon maturity of the 2019 Notes.
The 2023 Note Hedges cover up to 6.4 million shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the 2023 Notes, which are also subject to adjustment, and are exercisable upon conversion of the 2023 Notes. The 2023 Note Hedges will expire upon maturity of the 2023 Notes. The 2023 Note Hedges are separate transactions and are not part of the terms of 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the 2023 Note Hedges. Any shares of our common stock receivable by us under the 2023 Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. We paid an aggregate amount of $332.0 million for the 2023 Note Hedges, which is included in additional paid-in capital in our consolidated balance sheets.
Warrants
Separately, but concurrently with the issuance of each series of Notes, we entered into transactions whereby we sold warrants (the “2019 Warrants,” with respect to the 2019 Notes, and the “2023 Warrants,” with respect to the 2023 Notes, and collectively, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2019 Warrants became exercisable beginning October 2019 and the 2023 Warrants are exercisable beginning October 2023.
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
During the three months ended October 31, 2019, we net settled the 2019 Warrants exercised with 0.7 million shares or $153.6 million in fair value of our common stock. The number of net shares issued was determined based on the number of 2019 Warrants exercised multiplied by the difference between the strike price of the 2019 Warrants and their daily volume weighted-average stock price. As of October 31, 2019, up to 3.2 million shares of our common stock were issuable for gross settlement under the remaining outstanding 2019 Warrants, which will be net settled when exercised through the end of December 2019.
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
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of October 31, 2019, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Leases
We determine if an arrangement is a lease at inception. We evaluate classification of leases at commencement and, as necessary, at modification. Operating leases are included in operating lease right-of-use assets, accrued and other liabilities, and long-term operating lease liabilities on our condensed consolidated balance sheets beginning August 1, 2019. We did not have any material finance leases in any of the periods presented.
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rates implicit in most of our leases are not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include adjustments related to lease incentives, prepaid or accrued rent and initial direct lease costs. Operating lease right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Our lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining the lease assets and liabilities. Operating lease cost is generally recognized on a straight-line basis over the lease term.
We account for lease and non-lease components as a single lease component and do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. Variable lease payments are primarily comprised of payments affected by the Consumer Price Index, common area maintenance, and utility charges.
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028.
During the three months ended October 31, 2019, our net cost for operating leases was $16.8 million and primarily consisted of operating lease costs of $14.7 million. During the three months ended October 31, 2019, variable lease costs, short-term lease costs, and sublease income were not material.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

Three Months Ended
October 31, 2019
Operating cash flows used in payments of operating lease liabilities	$10.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.5

October 31, 2019
Weighted-average remaining lease term	7.5
Weighted-average discount rate	3.9%

The following table presents maturities of operating lease liabilities as of October 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$58.7
2021	73.8
2022	68.4
2023	63.0
2024	48.0
2025 and thereafter	190.7
Total operating lease payments	502.6
Less: imputed interest	69.2
Present value of operating lease liabilities	$433.4
Current portion of operating lease liabilities(1)	$61.8
Long-term operating lease liabilities	$371.6
______________

(1)	Current portion of operating lease liabilities is included in accrued and other liabilities on our condensed consolidated balance sheet.
Operating lease liabilities above do not include sublease income. As of October 31, 2019, we expect to receive sublease income of approximately $7.7 million, which consists of $4.0 million to be received for the remainder of fiscal 2020 and $3.7 million to be received in fiscal 2021.

11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of October 31, 2019, our purchase commitments under such orders were $106.7 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud and other services, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2019 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$—
2021	19.0
2022	55.9
2023	57.5
2024	67.5
2025 and thereafter	97.5
Total other purchase commitments	$297.4

Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2019, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
12. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. This repurchase authorization will expire on December 31, 2020, and may be suspended or discontinued at any time.
During the three months ended October 31, 2019, we repurchased and retired 0.9 million shares of our common stock under the authorization for an aggregate purchase price of $198.1 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of October 31, 2019, $801.9 million remained available for future share repurchases under our current repurchase authorization.

13. Equity Award Plans
Assumed Share-based Compensation Plans
Zingbox, Inc. Stock Incentive Plan
In connection with our acquisition of Zingbox on September 20, 2019, we assumed Zingbox’s Stock Incentive Plan, as amended and restated (the “Zingbox Plan”), under which the assumed Zingbox equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Zingbox Plan. No additional equity awards will be granted under the Zingbox Plan. Refer to Note 6. Acquisitions for more information on the Zingbox acquisition and the related equity awards assumed.
Stock Option Activities
The following table summarizes the stock option and performance stock option (“PSO”) activity under our stock plans during the reporting period (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.1)	$11.02			—	$—
Forfeited	—	$—			(0.7)	$193.51
Balance—October 31, 2019	0.2	$15.79	2.1	$59.7	3.0	$194.09	6.0	$100.5
Exercisable—October 31, 2019	0.2	$15.79	2.1	$59.7	3.0	$194.09	6.0	$100.5

Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSA and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance—July 31, 2019	—	$148.54	0.1	$148.54
Vested	—	$148.54	—	$148.54
Balance—October 31, 2019	—	$148.54	0.1	$148.54

The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	6.9	$188.16	1.5	$1,554.0	0.3	$197.86	1.8	$67.0
Granted	1.5	$211.17			—	$—
Vested	(0.6)	$173.42			—	$174.62
Forfeited	(0.3)	$173.93			(0.1)	$181.48
Balance—October 31, 2019	7.5	$194.47	1.5	$1,712.1	0.2	$199.23	1.7	$53.6

Our PSAs and PSUs generally vest over a period of three to four years from the date of grant. The actual number of PSAs and PSUs earned and eligible to vest is determined based on level of achievement against pre-established billings or revenue growth targets for the fiscal year. We recognize share-based compensation expense for our PSAs and PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2019	2018
Cost of product revenue	$1.3	$1.6
Cost of subscription and support revenue	18.9	17.5
Research and development	62.4	40.5
Sales and marketing	43.8	56.0
General and administrative	24.8	35.5
Total share-based compensation	$151.2	$151.1

As of October 31, 2019, total compensation cost related to unvested share-based awards not yet recognized was $1.6 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.8 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
14. Income Taxes
Our provision for income taxes for the three months ended October 31, 2019 reflects an effective tax rate of negative 9.4%. Our effective tax rate for the three months ended October 31, 2019 was negative as we recorded a provision for income taxes on year to date losses. The provision for income taxes for the three months ended October 31, 2019 is primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rate differs from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
Our provision for income taxes for the three months ended October 31, 2018 reflects an effective tax rate of 8.4%. Our effective tax rate for the three months ended October 31, 2018 was positive as we recorded a benefit from income taxes on year to date losses. The key components of our income tax provision, excluding one-time items, primarily consisted of foreign income taxes and withholding taxes. During the three months ended October 31, 2018, the effect of these key components was fully offset by a one-time tax benefit of $9.4 million from a partial release of our valuation allowance related to the acquisition of RedLock Inc. Our effective tax rate differed from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2019	2018
Net loss	$(59.6)	$(38.3)
Weighted-average shares used to compute net loss per share, basic and diluted	96.6	93.8
Net loss per share, basic and diluted	$(0.62)	$(0.41)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2019	2018
Convertible senior notes	6.4	8.6
Warrants related to the issuance of convertible senior notes	9.6	11.6
RSUs and PSUs	7.7	7.5
Options to purchase common stock, including PSOs	3.2	4.2
RSAs and PSAs	0.1	0.2
ESPP shares	0.1	0.1
Total	27.1	32.2

16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended
	October 31,
	2019	2018
Interest income	$15.8	$15.4
Foreign currency exchange gains (losses), net	0.4	—
Other	—	(2.4)
Total other income, net	$16.2	$13.0

17. Subsequent Event
Business Combination
In November 2019, we entered into a definitive agreement to acquire Aporeto, Inc., a privately-held company, for total consideration of approximately $150.0 million in cash, subject to adjustment. We expect the acquisition will strengthen our Cloud-Native Security Platform capabilities delivered by Prisma Cloud. The acquisition is expected to close during our second quarter of fiscal 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; the timing and amount of sublease income, capital expenditures and share repurchases; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2019 to the three months ended October 31, 2018.

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
Overview
We have pioneered the next generation of security through our innovative platforms that empower enterprises, service providers, and government entities to secure their organizations by safely enabling applications and data running in their networks, on their endpoints, and in the cloud, and by preventing breaches that stem from targeted cyberattacks. Our platforms use an innovative traffic classification engine that identifies network traffic by application, user, and content and provides consistent security across the network, endpoint, and cloud. Accordingly, our platforms enable our end-customers to pursue transformative digital initiatives, like public cloud and mobility, that grow their business, while maintaining the visibility and control needed to protect their valued data and critical control systems. We believe the architecture of our platforms offers superior performance compared to legacy approaches and reduces the total cost of ownership for organizations by simplifying their security operations and infrastructure and eliminating the need for multiple, stand-alone hardware and software security products, and consists of three primary areas of security capabilities.
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
Secure the Cloud:

•
Secure the cloud through our Prisma cloud security offerings, such as Prisma Cloud (formerly RedLock) for security and compliance in public and private clouds, Prisma Access (formerly GlobalProtect cloud service) for securing user access, Prisma SaaS (formerly Aperture) for protecting SaaS applications, VM-Series for in-line network security in public and private clouds, and Twistlock for protecting containers in public and private clouds, as well as PureSec for protecting serverless functions in public clouds.

Secure the Future:

•
Secure the future of security operations through Cortex, which includes Cortex XDR (formerly Magnifier) for detection and response, Traps for endpoint protection, Zingbox for Internet of Things (“IoT”) security, Cortex Data Lake (formerly Logging Service) to collect and integrate security data for analytics, Demisto for security orchestration, automation and response (“SOAR”), and AutoFocus for threat intelligence. These products are delivered as software or SaaS subscriptions.

For the first quarter of fiscal 2020 and 2019, total revenue was $771.9 million and $656.0 million, respectively, representing year-over-year growth of 17.7%. Our growth reflected the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2019, we had end-customers in over 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $231.2 million, or 30.0% of total revenue, for the first quarter of fiscal 2020, representing a year-over-year decrease of 3.9%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $540.7 million, or 70.0% of total revenue, for the first quarter of fiscal 2020, representing year-over-year growth of 30.1%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example: in September 2019, we acquired Zingbox, Inc. (“Zingbox”), which we believe will accelerate our delivery of IoT security through our Next-Generation Firewall and Cortex platforms.
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platforms and support offerings within existing end-customers, and focus on end-customer satisfaction. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	October 31, 2019	July 31, 2019

	(in millions)
Total deferred revenue	$3,016.0	$2,888.7
Cash, cash equivalents, and investments	$3,328.8	$3,378.5

	Three Months Ended October 31,
	2019	2018

	(dollars in millions)
Total revenue	$771.9	$656.0
Total revenue year-over-year percentage increase	17.7%	30.7%
Gross margin	71.8%	72.0%
Operating loss	$(51.8)	$(32.1)
Operating margin	(6.7)%	(4.9)%
Billings	$897.4	$758.5
Billings year-over-year percentage increase	18.3%	27.4%
Cash flow provided by operating activities	$225.2	$252.3
Free cash flow (non-GAAP)	$178.0	$218.0

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

	Three Months Ended October 31,
	2019	2018

	(in millions)
Billings:
Total revenue	$771.9	$656.0
Add: change in total deferred revenue, net of acquired deferred revenue	125.5	102.5
Billings	$897.4	$758.5

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

	Three Months Ended October 31,
	2019	2018

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$225.2	$252.3
Less: purchases of property, equipment, and other assets	47.2	34.3
Free cash flow (non-GAAP)	$178.0	$218.0
Net cash provided by (used in) investing activities	$244.5	$(713.1)
Net cash used in financing activities	$(167.1)	$(261.8)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$231.2	30.0%	$240.5	36.7%
Subscription and support	540.7	70.0%	415.5	63.3%
Total revenue	771.9	100.0%	656.0	100.0%
Cost of revenue:
Product	65.1	8.4%	73.2	11.2%
Subscription and support	152.6	19.8%	110.3	16.8%
Total cost of revenue(1)	217.7	28.2%	183.5	28.0%
Total gross profit	554.2	71.8%	472.5	72.0%
Operating expenses:
Research and development	170.5	22.1%	113.4	17.3%
Sales and marketing	365.7	47.4%	314.6	47.9%
General and administrative	69.8	9.0%	76.6	11.7%
Total operating expenses(1)	606.0	78.5%	504.6	76.9%
Operating loss	(51.8)	(6.7)%	(32.1)	(4.9)%
Interest expense	(18.9)	(2.4)%	(22.7)	(3.5)%
Other income, net	16.2	2.0%	13.0	2.0%
Loss before income taxes	(54.5)	(7.1)%	(41.8)	(6.4)%
Provision for (benefit from) income taxes	5.1	0.6%	(3.5)	(0.6)%
Net loss	$(59.6)	(7.7)%	$(38.3)	(5.8)%
______________

(1)	Includes share-based compensation as follows:

	Three Months Ended October 31,
	2019	2018

	(in millions)
Cost of product revenue	$1.3	$1.6
Cost of subscription and support revenue	18.9	17.5
Research and development	62.4	40.5
Sales and marketing	43.8	56.0
General and administrative	24.8	35.5
Total share-based compensation	$151.2	$151.1
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

Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We generally recognize product revenue at the time of hardware shipment or delivery of software license.

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$231.2	$240.5	$(9.3)	(3.9)%
Product revenue decreased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease was primarily due to a decrease in product unit volume. The change in product revenue due to pricing was not significant.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$318.6	$231.3	$87.3	37.7%
Support	222.1	184.2	37.9	20.6%
Total subscription and support	$540.7	$415.5	$125.2	30.1%
Subscription and support revenue increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end customers. The change in subscription and support revenue due to changes in pricing was not significant.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$529.6	$450.2	$79.4	17.6%
EMEA	147.6	127.7	19.9	15.6%
APAC	94.7	78.1	16.6	21.3%
Total revenue	$771.9	$656.0	$115.9	17.7%
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, due to our investment in increasing the size of our sales force and number of channel partners in these theaters.

Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping and tariff costs, and allocated costs. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to increase as our product revenue increases.

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$65.1	$73.2	$(8.1)	(11.1)%
Number of employees at period end	108	97	11	11.3%
Cost of product revenue decreased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease was primarily due to reductions in costs of materials and lower amortization of intellectual property licenses.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$152.6	$110.3	$42.3	38.3%
Number of employees at period end	1,288	985	303	30.8%
Cost of subscription and support revenue increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to increased costs to support the growth of our subscription and support business. Personnel costs grew $15.3 million to $73.9 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to headcount growth. Data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings and costs to expand our customer service capacities increased $12.2 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The remaining increase was primarily due to amortization of purchased intangible assets, which increased $8.1 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 as a result of our recent acquisitions.
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

	Three Months Ended October 31,
	2019		2018
	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$166.1	71.8%	$167.3	69.6%
Subscription and support	388.1	71.8%	305.2	73.5%
Total gross profit	$554.2	71.8%	$472.5	72.0%
Product gross margin increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to reductions in costs of materials and lower amortization of intellectual property licenses.
Subscription and support gross margin decreased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase in costs to support the adoption of our cloud-based subscription offerings and higher amortization of purchased intangibles as a result of our recent acquisitions, partially offset by increased leverage of our global customer support organization.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2019, we expect to recognize approximately $1.6 billion of share-based compensation expense over a weighted-average period of approximately 2.8 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$170.5	$113.4	$57.1	50.4%
Number of employees at period end	1,598	1,047	551	52.6%
Research and development expense increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to personnel costs, which grew $45.3 million to $133.2 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in personnel costs was primarily due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$365.7	$314.6	$51.1	16.2%
Number of employees at period end	3,557	2,826	731	25.9%
Sales and marketing expense increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to personnel costs, which grew $35.8 million to $263.1 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in personnel costs was largely due to headcount growth. The remaining increase was primarily driven by an increase in costs associated with marketing-related activities for the three months ended October 31, 2019 compared to the three months ended October 31, 2018.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$69.8	$76.6	$(6.8)	(8.9)%
Number of employees at period end	831	690	141	20.4%
General and administrative expense decreased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to personnel costs, which decreased $6.5 million to $46.3 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease was largely due to expense related to the accelerated vesting of certain equity awards in connection with the RedLock acquisition of $14.2 million recognized during the three months ended October 31, 2018, partially offset by an increase of $6.4 million due to headcount growth for the three months ended October 31, 2019 compared to the three months ended October 31, 2018.
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

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$18.9	$22.7	$(3.8)	(16.7)%
Interest expense decreased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease was primarily due to conversions of the 2019 Notes before and upon maturity in July 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.

Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$16.2	$13.0	$3.2	24.6%
Other income, net increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to a $2.2 million loss recognized related to the settlement of the 2019 Notes converted during the three months ended October 31, 2018. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
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

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$5.1	$(3.5)	$8.6	(245.7)%
Effective tax rate	(9.4)%	8.4%
We recorded an income tax provision for the three months ended October 31, 2019. The provision for income taxes for the three months ended October 31, 2019 was primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our provision for income taxes increased for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to a reduction of one-time tax benefit relating to partial releases of our U.S. valuation allowance resulting from acquisitions. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	October 31, 2019	July 31, 2019

	(in millions)
Working capital	$1,598.2	$1,611.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,263.7	$961.4
Investments	2,065.1	2,417.1
Total cash, cash equivalents, and investments	$3,328.8	$3,378.5
As of October 31, 2019, our total cash, cash equivalents, and investments of $3.3 billion were held for general corporate purposes, of which approximately $360.7 million was held outside of the United States. As of October 31, 2019, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. The 2023 Notes mature on July 1, 2023; however, under certain circumstances, holders may surrender their 2023 Notes for conversion prior to the maturity date. Upon conversion of the 2023 Notes, we will pay cash equal to the aggregate principal amount of the 2023 Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted. As of October 31, 2019, all of the 2023 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of October 31, 2019, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital and will expire on December 31, 2020. As of October 31, 2019, $801.9 million remained available for future share repurchases under our current repurchase authorization. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the repurchase programs.
The following table summarizes our cash flows for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
	2019	2018

	(in millions)
Net cash provided by operating activities	$225.2	$252.3
Net cash provided by (used in) investing activities	244.5	(713.1)
Net cash used in financing activities	(167.1)	(261.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$302.6	$(722.6)
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
Cash provided by operating activities during the three months ended October 31, 2019 was $225.2 million, a decrease of $27.1 million compared to the three months ended October 31, 2018. The decrease was primarily due to timing of payments and collections during the three months ended October 31, 2019, partially offset by repayments of the 2019 Notes attributable to the debt discount during the three months ended October 31, 2018.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash provided by investing activities during the three months ended October 31, 2019 was $244.5 million, a net change of $957.6 million compared to cash used in investing activities of $713.1 million during the three months ended October 31, 2018. The change was primarily due to lower net purchases of investments and a decrease in net cash payments for business acquisitions during the three months ended October 31, 2019.
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

Cash used in financing activities during the three months ended October 31, 2019 was $167.1 million, a decrease of $94.7 million compared to the three months ended October 31, 2018. The decrease was primarily due to repayments of our 2019 Notes during the three months ended October 31, 2018, partially offset by repurchases of our common stock during the three months ended October 31, 2019.
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recent Accounting Pronouncements
Refer to “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2019 to the end of the first quarter of fiscal 2020, our headcount increased from 7,014 to 7,382 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
We may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, disrupt our existing end-customer relationships, reduce demand for or limit us to smaller deployments of our platforms, or harm our business performance and operating results.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of an increasingly prolonged and uncertain Brexit process, including the growing possibility of a no-deal or “Hard” Brexit, uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 17.7% and 30.7% in the first quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $960.5 million as of October 31, 2019. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platforms with existing end-customers and create demand for our new offerings, including cloud security and AI and analytics offerings. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
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

•	small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platforms.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make strategic acquisitions or enter into strategic partnerships;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
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
Organizations that use legacy products and services may believe that these products and services are sufficient to meet their security needs or that our platforms only serve the needs of a portion of the enterprise security market. Accordingly, these organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security platforms. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking and security products. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier such as us regardless of product performance, features, or greater services offerings or may be more willing to incrementally add solutions to their existing security infrastructure from existing suppliers than to replace it wholesale with our solutions.
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
Our future success depends, in part, on our ability to continue to hire, integrate, train, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platforms. Additionally, any failure to hire, integrate, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 70.0% of total revenue in the first quarter of fiscal 2020 and 63.3% of total revenue in the first quarter of fiscal 2019. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The enterprise security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. In 2019, we announced our new cloud security offerings, for securing access to the cloud (Prisma), and our security offerings for securing the future of security operations (Cortex). While we have historically been successful in developing, acquiring, and marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so and there can be no assurance that our new or future offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed.
The technology in our platforms is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new platform features and related platform enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. The development of our platforms is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new platform features. If we experience unanticipated delays in the availability of new products, platform features, and subscriptions, and fail to meet customer expectations for such availability, our competitive position and business prospects will be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock Inc., in March 2019, we acquired Demisto, Inc., in June 2019, we acquired PureSec Ltd. (“PureSec”), in July 2019, we acquired Twistlock Ltd. (“Twistlock”), and in September 2019, we acquired Zingbox. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our 2023 Notes or exercise of the related Warrants to our Notes, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as our sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, including as a result of concerns regarding the impact of Brexit, including the growing possibility of a no-deal or “Hard” Brexit, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our platforms to our end-customers outside of the United States and may lead to delays in the purchase of our products, subscriptions, and support, and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $233.9 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the first quarter of fiscal 2020, four distributors represented 78% of our total revenue, and as of October 31, 2019, four distributors represented 60.2% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
As a result of various of our acquisitions, including LightCyber, Secdo, PureSec and Twistlock, we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than E.U. laws that previously applied. The GDPR requires, among other things, that personal data only be transferred outside of the E.U. to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and it is unclear what effect these challenges will have and whether the means we presently use will continue as appropriate means for us to legitimize personal data transfers from the E.U. or Switzerland.
In the U.K., a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated in the event that the U.K.’s planned exit from the E.U. is completed. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in 2019 and the scope of the data breach notification requirements has been expanded. In addition, regulations by the California Attorney General are currently in draft proposal. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Other states have also expanded their data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our platforms, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued our 2019 Notes and in July 2018, we issued our 2023 Notes. None of our 2019 Notes remained outstanding as of July 31, 2019. However, any conversion of the outstanding 2023 Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such 2023 Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our 2023 Notes or exercise of the related Warrants to our Notes, or otherwise will dilute all other stockholders.” The holders of our 2023 Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. In the United States, the Tax Cuts and Jobs Act contains many significant changes to the U.S. federal income tax laws, the consequences of which, to us, could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. Furthermore, changes to the taxation of undistributed foreign earnings, if any, could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flows, operating results, or financial condition.
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
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy and data-protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions could harm our business, operating results, and financial condition.
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
Risks Related to Our 2023 Notes
We may not have the ability to raise the funds necessary to settle conversions of our 2023 Notes, repurchase our 2023 Notes upon a fundamental change or repay our 2023 Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our 2023 Notes.
Holders of our 2023 Notes will have the right under the indenture governing our 2023 Notes to require us to repurchase all or a portion of their 2023 Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of our 2023 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of our 2023 Notes, we will be required to make cash payments for each $1,000 in principal amount of our 2023 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values for such 2023 Notes. Moreover, we will be required to repay our 2023 Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of our 2023 Notes surrendered or pay cash with respect to our 2023 Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of our 2023 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase our 2023 Notes at a time when the repurchase is required by the indenture governing our 2023 Notes or to pay cash upon conversion of our 2023 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our 2023 Notes or to pay cash upon conversion of our 2023 Notes.
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on our 2023 Notes when due.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our 2023 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our 2023 Notes that could have the effect of diminishing our ability to make payments on our 2023 Notes when due. While the terms of any future indebtedness we may incur could restrict our ability to incur additional indebtedness, any such restrictions will indirectly benefit holders of our 2023 Notes only to the extent any such indebtedness or credit facility is not repaid or does not mature while our 2023 Notes are outstanding.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $260.63 to $160.08, as measured through November 13, 2019. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of securities analysts or investors, whether as a result of our forward- looking statements, our failure to meet such expectations or otherwise;

•	inaccurate or unfavorable research reports about our business and industry published by securities analysts or reduced coverage of our company by securities analysts;

•	litigation involving us, our industry, or both;

•	actions instituted by activist shareholders or others;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	sales or repurchases of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders;

•	sales of our common stock by investors who view our 2023 Notes as a more attractive means of equity participation in us;

•	hedging or arbitrage trading activity involving our common stock as a result of the existence of our 2023 Notes;

•	departures of key personnel; or

•	economic uncertainty around the world, in particular, macroeconomic challenges in Europe.
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
In connection with the sale of both our 2019 Notes and 2023 Notes (together the “Notes”), we entered into convertible note hedge transactions (the “Note Hedges”) with certain counterparties. In connection with each such sale of the Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “Warrants”) for the purchase of our common stock. The Note Hedges for our 2019 Notes have expired. The Note Hedges for our 2023 Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of our 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount of any such converted 2023 Notes. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants unless, subject to certain conditions, we elect to cash settle such Warrants.
The applicable counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the outstanding 2023 Notes (and are likely to do so during any applicable observation period related to a conversion of our 2023 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or our 2023 Notes, which could affect a note holder’s ability to convert its 2023 Notes and, to the extent the activity occurs during any observation period related to a conversion of our 2023 Notes, it could affect the amount and value of the consideration that the note holder will receive upon conversion of our 2023 Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our 2023 Notes or our common stock. In addition, we do not make any representation that the counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our 2023 Notes or exercise of the related Warrants to our Notes, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our 2023 Notes, the settlement of our Warrants related to each such series of Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
In July 2017, we formed the $20.0 million Palo Alto Networks Venture Fund. The fund is aimed at seed-, early-, and growth-stage security companies with a cloud-based application approach. We may not realize a return on our capital investments. Many such private companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation in the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in, and intend to invest in, could significantly change. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data and as such, the basis for these valuations is subject to the timing and accuracy of the data received from these companies. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could be material and negatively impact our financial results. All of our investments are subject to a risk of a partial or total loss of investment capital.

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
Our charter documents and Delaware law, as well as certain provisions contained in the indentures governing our 2023 Notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of management. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Additionally, certain provisions contained in the indenture governing our 2023 Notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions contained in the indenture governing our 2023 Notes also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended October 31, 2019, we issued a total of 22,724 shares of our unregistered common stock in connection with the acquisition of Zingbox, Inc. (“Zingbox Transaction”).
The Zingbox Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the securities pursuant to the Zingbox Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the Zingbox Transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
During the three months ended October 31, 2019, we also issued 0.7 million shares of our common stock to certain financial counterparties that were holders of warrants that we issued in connection with the issuance of our 2019 Notes. The shares of common stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended October 31, 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2019 to August 31, 2019(2)	—	$199.68	—	$1,000.0
September 1, 2019 to September 30, 2019(2)(3)	0.5	$208.48	0.4	$903.8
October 1, 2019 to October 31, 2019(2)(3)	0.5	$209.90	0.5	$801.9
Total	1.0	$209.21	0.9
______________

(1)
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

(3)	Includes repurchases under our share repurchase program, for which the average price paid per share excludes costs associated with the repurchases.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Zingbox, Inc. Stock Incentive Plan, as amended and restated.	S-8	333-234059	99.1	October 2, 2019

10.2*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File—(formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 25, 2019

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 25, 2019

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)