Form 10-Q
period 2020-01-31
Palo Alto Networks Inc
filed 2020-02-25
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 14, 2020 was 99,704,863.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,000.0	$961.4
Short-term investments	1,133.9	1,841.7
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.8 at January 31, 2020 and July 31, 2019, respectively	540.3	582.4
Prepaid expenses and other current assets	304.0	279.3
Total current assets	3,978.2	3,664.8
Property and equipment, net	311.4	296.0
Operating lease right-of-use assets	270.0	—
Long-term investments	317.9	575.4
Goodwill	1,511.7	1,352.3
Intangible assets, net	290.0	280.6
Other assets	504.9	423.1
Total assets	$7,184.1	$6,592.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55.4	$73.3
Accrued compensation	175.2	235.5
Accrued and other liabilities	251.2	162.4
Deferred revenue	1,757.7	1,582.1
Total current liabilities	2,239.5	2,053.3
Convertible senior notes, net	1,461.2	1,430.0
Long-term deferred revenue	1,440.8	1,306.6
Long-term operating lease liabilities	353.5	—
Other long-term liabilities	80.6	216.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2020 and July 31, 2019	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 99.7 and 96.8 shares issued and outstanding at January 31, 2020 and July 31, 2019, respectively	2,644.5	2,490.9
Accumulated other comprehensive loss	(1.8)	(3.7)
Accumulated deficit	(1,034.2)	(900.9)
Total stockholders’ equity	1,608.5	1,586.3
Total liabilities and stockholders’ equity	$7,184.1	$6,592.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue:
Product	$246.5	$271.6	$477.7	$512.1
Subscription and support	570.2	439.6	1,110.9	855.1
Total revenue	816.7	711.2	1,588.6	1,367.2
Cost of revenue:
Product	68.7	82.5	133.8	155.7
Subscription and support	164.4	120.1	317.0	230.4
Total cost of revenue	233.1	202.6	450.8	386.1
Total gross profit	583.6	508.6	1,137.8	981.1
Operating expenses:
Research and development	185.4	128.3	355.9	241.7
Sales and marketing	374.9	320.0	740.6	634.6
General and administrative	76.2	53.7	146.0	130.3
Total operating expenses	636.5	502.0	1,242.5	1,006.6
Operating income (loss)	(52.9)	6.6	(104.7)	(25.5)
Interest expense	(19.0)	(20.6)	(37.9)	(43.3)
Other income, net	10.8	16.0	27.0	29.0
Income (loss) before income taxes	(61.1)	2.0	(115.6)	(39.8)
Provision for income taxes	12.6	4.6	17.7	1.1
Net loss	$(73.7)	$(2.6)	$(133.3)	$(40.9)
Net loss per share, basic and diluted	$(0.75)	$(0.03)	$(1.37)	$(0.44)
Weighted-average shares used to compute net loss per share, basic and diluted	98.3	94.0	97.5	93.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Net loss	$(73.7)	$(2.6)	$(133.3)	$(40.9)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(1.1)	4.8	1.6	5.7
Change in unrealized gains (losses) on cash flow hedges	(0.1)	4.4	0.3	0.9
Other comprehensive income (loss)	(1.2)	9.2	1.9	6.6
Comprehensive income (loss)	$(74.9)	$6.6	$(131.4)	$(34.3)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended January 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2019	97.6	$2,477.5	$(0.6)	$(960.5)	$1,516.4
Net loss	—	—	—	(73.7)	(73.7)
Other comprehensive income	—	—	(1.2)	—	(1.2)
Issuance of common stock in connection with employee equity incentive plans	0.8	0.8	—	—	0.8
Taxes paid related to net share settlement of equity awards	—	(6.7)	—	—	(6.7)
Share-based compensation for equity-based awards	—	172.9	—	—	172.9
Settlement of warrants	1.3	—	—	—	—
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5

	Three Months Ended January 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2018	94.7	$2,129.3	$(19.0)	$(857.3)	$1,253.0
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—
Net loss	—	—	—	(2.6)	(2.6)
Other comprehensive income	—	—	9.2	—	9.2
Issuance of common stock in connection with employee equity incentive plans	0.9	3.1	—	—	3.1
Taxes paid related to net share settlement of equity awards	—	(7.1)	—	—	(7.1)
Share-based compensation for equity-based awards	—	144.1	—	—	144.1
Settlement of convertible notes	0.3	(2.0)	—	—	(2.0)
Common stock received from exercise of note hedges	(0.3)	—	—	—	—
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Temporary equity reclassification	—	4.1	—	—	4.1
Balance as of January 31, 2019	93.7	$1,941.5	$(9.8)	$(859.9)	$1,071.8

	Six Months Ended January 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(133.3)	(133.3)
Other comprehensive income	—	—	1.9	—	1.9
Issuance of common stock in connection with employee equity incentive plans	1.8	37.1	—	—	37.1
Taxes paid related to net share settlement of equity awards	—	(12.0)	—	—	(12.0)
Share-based compensation for equity-based awards	—	326.6	—	—	326.6
Repurchase and retirement of common stock	(0.9)	(198.1)	—	—	(198.1)
Settlement of warrants	2.0	—	—	—	—
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5

	Six Months Ended January 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	93.6	$1,967.4	$(16.4)	$(790.7)	$1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(40.9)	(40.9)
Other comprehensive income	—	—	6.6	—	6.6
Issuance of common stock in connection with employee equity incentive plans	2.0	33.9	—	—	33.9
Taxes paid related to net share settlement of equity awards	—	(21.0)	—	—	(21.0)
Share-based compensation for equity-based awards	—	284.3	—	—	284.3
Settlement of convertible notes	1.7	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(1.7)	—	—	—	—
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Temporary equity reclassification	—	19.1	—	—	19.1
Balance as of January 31, 2019	93.7	$1,941.5	$(9.8)	$(859.9)	$1,071.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2020	2019
Cash flows from operating activities
Net loss	$(133.3)	$(40.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	318.4	279.3
Depreciation and amortization	92.4	71.3
Gain related to facility exit	(3.1)	—
Amortization of deferred contract costs	110.9	90.4
Amortization of debt discount and debt issuance costs	31.2	36.5
Amortization of operating lease right-of-use assets	21.1	—
Amortization of investment premiums, net of accretion of purchase discounts	(4.6)	(7.7)
Loss on conversions of convertible senior notes	—	2.6
Repayments of convertible senior notes attributable to debt discount	—	(67.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	43.1	53.9
Prepaid expenses and other assets	(141.5)	(90.6)
Accounts payable	(17.3)	(11.2)
Accrued compensation	(61.1)	(21.0)
Accrued and other liabilities	(31.8)	(11.6)
Deferred revenue	307.7	243.8
Net cash provided by operating activities	532.1	527.7
Cash flows from investing activities
Purchases of investments	(283.3)	(2,031.9)
Proceeds from sales of investments	1.1	3.5
Proceeds from maturities of investments	1,255.1	1,004.2
Business acquisitions, net of cash acquired	(195.7)	(154.9)
Purchases of property, equipment, and other assets	(96.3)	(57.8)
Net cash provided by (used in) investing activities	680.9	(1,236.9)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	—	(348.5)
Payments for debt issuance costs	—	(3.7)
Repurchases of common stock	(198.1)	(330.0)
Proceeds from sales of shares through employee equity incentive plans	36.9	33.6
Payments for taxes related to net settlement of equity awards	(12.0)	(21.0)
Net cash used in financing activities	(173.2)	(669.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,039.8	(1,378.8)
Cash, cash equivalents, and restricted cash - beginning of period	965.0	2,509.2
Cash, cash equivalents, and restricted cash - end of period	$2,004.8	$1,130.4

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,000.0	$1,127.8
Restricted cash included in prepaid expenses and other current assets	2.5	1.3
Restricted cash included in other assets	2.3	1.3
Total cash, cash equivalents, and restricted cash	$2,004.8	$1,130.4
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the change in our accounting policies for leases due to our adoption of new lease accounting guidance. Refer to “Recently Adopted Accounting Pronouncements” below and Note 10. Leases.
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
The most significant impact of adopting this guidance was the recognition of $286.4 million of operating lease right-of-use assets and $442.4 million of operating lease liabilities on our condensed consolidated balance sheet as of August 1, 2019, which included reclassifying previously recognized $129.0 million in lease incentives, deferred or prepaid rent, as well as $27.0 million in cease-use liabilities to operating lease right-of-use assets.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenue:
Americas
United States	$505.6	$434.6	$1,000.5	$850.5
Other Americas	39.1	40.4	73.8	74.7
Total Americas	544.7	475.0	1,074.3	925.2
Europe, the Middle East, and Africa (“EMEA”)	166.2	148.3	313.8	276.0
Asia Pacific and Japan (“APAC”)	105.8	87.9	200.5	166.0
Total revenue	$816.7	$711.2	$1,588.6	$1,367.2

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenue:
Product	$246.5	$271.6	$477.7	$512.1
Subscription and support
Subscription	342.6	249.7	661.2	481.0
Support	227.6	189.9	449.7	374.1
Total subscription and support	570.2	439.6	1,110.9	855.1
Total revenue	$816.7	$711.2	$1,588.6	$1,367.2

Deferred Revenue
During the six months ended January 31, 2020, we recognized approximately $915.0 million of revenue pertaining to amounts that were deferred as of July 31, 2019.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $3.3 billion as of January 31, 2020, of which we expect to recognize approximately $1.8 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of January 31, 2020 and July 31, 2019 (in millions):

	January 31, 2020				July 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$577.1	$—	$—	$577.1	$369.1	$—	$—	$369.1
Certificates of deposit	—	—	—	—	—	12.0		12.0
Commercial paper	—	65.5	—	65.5	—	19.3	—	19.3
U.S. government and agency securities	—	479.5	—	479.5	—	54.4	—	54.4
Total cash equivalents	577.1	545.0	—	1,122.1	369.1	85.7	—	454.8
Short-term investments:
Certificates of deposit	—	24.0	—	24.0	—	17.5	—	17.5
Commercial paper	—	—	—	—	—	8.9	—	8.9
Corporate debt securities	—	318.7	—	318.7	—	375.5	—	375.5
U.S. government and agency securities	—	791.2	—	791.2	—	1,439.8	—	1,439.8
Total short-term investments	—	1,133.9	—	1,133.9	—	1,841.7	—	1,841.7
Long-term investments:
Corporate debt securities	—	140.6	—	140.6	—	214.3	—	214.3
U.S. government and agency securities	—	177.3	—	177.3	—	361.1	—	361.1
Total long-term investments	—	317.9	—	317.9	—	575.4	—	575.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.9	—	0.9	—	1.3	—	1.3
Total prepaid expenses and other current assets	—	0.9	—	0.9	—	1.3	—	1.3
Total assets measured at fair value	$577.1	$1,997.7	$—	$2,574.8	$369.1	$2,504.1	$—	$2,873.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$2.8	$—	$2.8	$—	$3.8	$—	$3.8
Total accrued and other liabilities	—	2.8	—	2.8	—	3.8	—	3.8
Total liabilities measured at fair value	$—	$2.8	$—	$2.8	$—	$3.8	$—	$3.8

Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2020 and July 31, 2019.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2020 and July 31, 2019 (in millions):

	January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$65.5	$—	$—	$65.5
U.S. government and agency securities	479.5	—	—	479.5
Total available-for-sale cash equivalents	$545.0	$—	$—	$545.0
Investments:
Certificates of deposit	$24.0	$—	$—	$24.0
Corporate debt securities	456.5	2.8	—	459.3
U.S. government and agency securities	966.1	2.5	(0.1)	968.5
Total available-for-sale investments	$1,446.6	$5.3	$(0.1)	$1,451.8

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$12.0	$—	$—	$12.0
Commercial paper	19.3	—	—	19.3
U.S. government and agency securities	54.4	—	—	54.4
Total available-for-sale cash equivalents	$85.7	$—	$—	$85.7
Investments:
Certificates of deposit	$17.5	$—	$—	$17.5
Commercial paper	8.9	—	—	8.9
Corporate debt securities	587.8	2.3	(0.3)	589.8
U.S. government and agency securities	1,799.5	2.6	(1.2)	1,800.9
Total available-for-sale investments	$2,413.7	$4.9	$(1.5)	$2,417.1

Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at January 31, 2020 and July 31, 2019.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2020, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,676.7	$1,678.9
Due between one and three years	314.9	317.9
Total	$1,991.6	$1,996.8

Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our condensed consolidated balance sheets. As of January 31, 2020 and July 31, 2019, the carrying value of our marketable equity securities were $577.1 million and $369.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2020 and 2019.

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
As of January 31, 2020 and July 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $186.1 million and $307.2 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2020.
During the three and six months ended January 31, 2020 and 2019, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of January 31, 2020 and 2019 were not material.
6. Acquisitions
Aporeto, Inc.
On December 23, 2019, we completed our acquisition of 100% of the voting interest of Aporeto, Inc., (“Aporeto”), a privately-held machine identity-based microsegmentation company. We believe the acquisition will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud. The total purchase consideration for the acquisition of Aporeto was $144.1 million, which consisted of the following (in millions):

Amount
Cash	$139.8
Fair value of replacement awards	4.3
Total	$144.1

As part of the acquisition, we issued $16.4 million of replacement awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$111.3
Identified intangible assets	23.8
Cash	10.5
Net liabilities assumed	(1.5)
Total	$144.1

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Aporeto’s technology into our platforms. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$20.5	7 years
Customer relationships	3.3	4 years
Total	$23.8

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

Additional information related to the acquired companies, such as that related to income tax and other contingencies, existing as of the respective acquisition dates but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2020 (in millions):

Amount
Balance as of July 31, 2019	$1,352.3
Goodwill acquired	159.4
Balance as of January 31, 2020	$1,511.7

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2020 and July 31, 2019 (in millions):

	January 31, 2020			July 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$358.7	$(110.0)	$248.7	$318.8	$(78.7)	$240.1
Customer relationships	44.9	(7.9)	37.0	39.8	(4.7)	35.1
Acquired intellectual property	8.9	(5.4)	3.5	8.9	(5.1)	3.8
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	424.1	(134.9)	289.2	379.1	(100.1)	279.0
Intangible assets not subject to amortization:
In-process research and development	0.8	—	0.8	1.6	—	1.6
Total purchased intangible assets	$424.9	$(134.9)	$290.0	$380.7	$(100.1)	$280.6

We recognized amortization expense of $17.9 million and $34.8 million for the three and six months ended January 31, 2020, respectively, and $14.4 million and $23.8 million for the three and six months ended January 31, 2019, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of January 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$37.0
2021	72.0
2022	67.5
2023	41.4
2024	33.3
2025 and thereafter	38.0
Total future amortization expense	$289.2

8. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of January 31, 2020 and July 31, 2019 (in millions):

	January 31, 2020	July 31, 2019
Short-term deferred contract costs	$164.6	$151.1
Long-term deferred contract costs	327.2	324.2
Total deferred contract costs	$491.8	$475.3

We recognized amortization expense for our deferred contract costs of $55.3 million and $110.9 million during the three and six months ended January 31, 2020, respectively, and $46.8 million and $90.4 million during the three and six months ended January 31, 2019, respectively. We did not recognize any impairment losses on our deferred contract costs during the three and six months ended January 31, 2020 or 2019.
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
The sale price condition was not met for the 2023 Notes during the fiscal quarters ended January 31, 2020 or July 31, 2019. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of January 31, 2020 and July 31, 2019. As of January 31, 2020, all of the 2023 Notes remained outstanding.
The following table sets forth the components of the 2023 Notes as of January 31, 2020 and July 31, 2019 (in millions):

	January 31, 2020	July 31, 2019
Liability component:
Principal	$1,693.0	$1,693.0
Less: debt discount and debt issuance costs, net of amortization	231.8	263.0
Net carrying amount	$1,461.2	$1,430.0

Equity component	$315.0	$315.0

The total estimated fair value of the 2023 Notes was $1.9 billion at both January 31, 2020 and July 31, 2019. The fair value was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes at January 31, 2020 and July 31, 2019 to be a Level 2 measurement. The fair value of the 2023 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on January 31, 2020, the if-converted value of the 2023 Notes was less than its principal amount.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,						Six Months Ended January 31,
	2020			2019			2020			2019
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$3.1	$3.1	$—	$3.1	$3.1	$—	$6.3	$6.3	$—	$6.3	$6.3
Amortization of debt discount	—	15.2	15.2	2.0	14.5	16.5	—	30.2	30.2	6.0	28.9	34.9
Amortization of debt issuance costs	—	0.5	0.5	0.2	0.4	0.6	—	1.0	1.0	0.7	0.9	1.6
Total interest expense recognized	$—	$18.8	$18.8	$2.2	$18.0	$20.2	$—	$37.5	$37.5	$6.7	$36.1	$42.8

Effective interest rate of the liability component	—%	5.2%		4.8%	5.2%		—%	5.2%		4.8%	5.2%

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
During the six months ended January 31, 2020, we net settled all 2019 Warrants with approximately 2.0 million shares or $462.0 million in fair value of our common stock, of which 1.3 million shares or $308.4 million in fair value of our common stock were net settled during the three months ended January 31, 2020. The number of net shares issued was determined based on the number of 2019 Warrants exercised multiplied by the difference between the strike price of the 2019 Warrants and their daily volume weighted-average stock price.
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
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of January 31, 2020, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
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
In December 2019, we entered into lease termination agreements for our previous corporate headquarters in Santa Clara, California, which we ceased use of in August 2017. Under the arrangements, we terminated these leases effective in December 2019, prior to their expiration date of July 2023. The early termination fee is $25.0 million, payable in equal quarterly installments from April 2020 through July 2023. Upon termination, we recorded a decrease of $13.6 million in operating lease liabilities based on the payment schedule of the early termination fee discounted by the incremental borrowing rate for the remaining payment term. We also decreased right-of-use asset by $8.7 million upon surrendering possession of the properties. As a result, during the three months ended January 31, 2020, we recorded a gain of $3.1 million net of other related fees of $1.8 million in general and administrative expense in our condensed consolidated statements of operations.
During the three months ended January 31, 2020, our net cost for operating leases was $16.6 million and primarily consisted of operating lease costs of $14.5 million, in addition to variable lease costs, short-term lease costs, and sublease income. During the six months ended January 31, 2020, our net cost for operating leases was $33.4 million and primarily consisted of operating lease costs of $29.2 million, in addition to variable lease costs, short-term lease costs and sublease income.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

Six Months Ended
January 31, 2020
Operating cash flows used in payments of operating lease liabilities	$34.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$14.0

January 31, 2020
Weighted-average remaining lease term	7.7 years
Weighted-average discount rate	3.9%

The following table presents maturities of operating lease liabilities as of January 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$33.5
2021	71.8
2022	66.0
2023	60.1
2024	49.4
2025 and thereafter	193.0
Total operating lease payments	473.8
Less: imputed interest	65.5
Present value of operating lease liabilities	$408.3
Current portion of operating lease liabilities(1)	$54.8
Long-term operating lease liabilities	$353.5
______________

(1)	Current portion of operating lease liabilities is included in accrued and other liabilities on our condensed consolidated balance sheet.
Operating lease liabilities above do not include sublease income. As of January 31, 2020, we expect to receive sublease income of approximately $6.4 million, which consists of $2.6 million to be received for the remainder of fiscal 2020 and $3.8 million to be received in fiscal 2021.

11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of January 31, 2020, our purchase commitments under such orders were $106.0 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud and other services, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$2.3
2021	14.5
2022	59.3
2023	58.5
2024	67.5
2025 and thereafter	97.5
Total other purchase commitments	$299.6

Mutual Covenant Not to Sue and Release Agreement
In January 2020, we executed a Mutual Covenant Not to Sue and Release Agreement for $50.0 million, to extend an existing covenant not to sue for seven years. As the primary benefit of the arrangement was attributable to future use, we recorded $50.0 million in other assets and a corresponding balance in accrued and other liabilities on our condensed consolidated balance sheets as of January 31, 2020. The amount recorded in other assets will be amortized to cost of product revenue in our condensed consolidated statements of operations over the estimated period of benefit of seven years.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2020, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
12. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. This repurchase authorization will expire on December 31, 2020 and may be suspended or discontinued at any time.

During the six months ended January 31, 2020, we repurchased and retired 0.9 million shares of our common stock under the authorization for an aggregate purchase price of $198.1 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of January 31, 2020, $801.9 million remained available for future share repurchases under our current repurchase authorization.
13. Equity Award Plans
Assumed Share-based Compensation Plans
Aporeto Inc. Stock Incentive Plan
In connection with our acquisition of Aporeto in December 2019, we assumed Aporeto’s 2015 Stock Option and Grant Plan, as amended and restated (the “Aporeto Plan”), under which the assumed Aporeto equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Aporeto Plan. No additional equity awards will be granted under the Aporeto Plan. Refer to Note 6. Acquisitions for more information on the Aporeto acquisition and the related equity awards assumed.
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
Stock Option Activities
The following table summarizes the stock option and performance stock option (“PSO”) activity under our stock plans during the reporting period (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.1)	$10.86			—	$—
Forfeited	—	$—			(0.8)	$193.51
Balance—January 31, 2020	0.2	$17.39	1.9	$46.9	2.9	$194.11	5.7	$119.3
Exercisable—January 31, 2020	0.2	$17.39	1.9	$46.9	2.9	$194.11	5.7	$119.3

Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSA and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance—July 31, 2019	0.0	$148.54	0.1	$148.54
Vested	0.0	$148.54	0.0	$148.54
Balance—January 31, 2020	0.0	$148.54	0.1	$148.54

The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	6.9	$188.16	1.5	$1,554.0	0.3	$197.86	1.8	$67.0
Granted	2.0	$217.39			—	$—
Vested	(1.4)	$175.68			0.0	$169.41
Forfeited	(0.5)	$183.16			(0.1)	$181.48
Balance—January 31, 2020	7.0	$199.40	1.5	$1,641.2	0.2	$201.03	1.5	$53.0

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
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Cost of product revenue	$1.6	$1.4	$2.9	$3.0
Cost of subscription and support revenue	20.0	18.2	38.9	35.7
Research and development	67.0	44.0	129.4	84.5
Sales and marketing	54.9	58.7	98.7	114.7
General and administrative	29.4	20.1	54.2	55.6
Total share-based compensation	$172.9	$142.4	$324.1	$293.5

During the three and six months ended January 31, 2020, we accelerated the vesting of certain equity awards in connection with our acquisitions, as a result, we recorded $4.4 million and $5.7 million, respectively, of share-based compensation within general and administrative expense.
As of January 31, 2020, total compensation cost related to unvested share-based awards not yet recognized was $1.5 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
14. Income Taxes
Our provision for income taxes for the three and six months ended January 31, 2020 reflects an effective tax rate of negative 20.6% and negative 15.3%, respectively. Our effective tax rate for the six months ended January 31, 2020 was negative as we recorded a provision for income taxes on year to date losses. The provision for income taxes for the six months ended January 31, 2020 is primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rates differ from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
In December 2019, we transferred certain intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. This resulted in an increase in the tax basis of these intellectual property rights and a corresponding increase in foreign deferred tax assets. As of January 31, 2020, it is not more likely than not that these additional deferred tax assets will be realizable, and therefore, are offset by a full valuation allowance. This resulted in no net impact to our condensed consolidated financial statements.
Our provision for income taxes for the three and six months ended January 31, 2019 reflects an effective tax rate of 230.0% and negative 2.8%, respectively. Our effective tax rate for the six months ended January 31, 2019 was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision, excluding one-time items, primarily consisted of foreign income taxes and withholding taxes. During the six months ended January 31, 2019, the effect of these key components was primarily offset by a one-time tax benefit of $9.4 million from a partial release of our valuation allowance related to the acquisition of RedLock Inc. Our effective tax rate differed from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Net loss	$(73.7)	$(2.6)	$(133.3)	$(40.9)
Weighted-average shares used to compute net loss per share, basic and diluted	98.3	94.0	97.5	93.9
Net loss per share, basic and diluted	$(0.75)	$(0.03)	$(1.37)	$(0.44)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2020	2019
Convertible senior notes	6.4	7.8
Warrants related to the issuance of convertible senior notes	6.4	11.6
RSUs and PSUs	7.2	7.1
Options to purchase common stock, including PSOs	3.1	4.4
RSAs and PSAs	0.1	0.1
ESPP shares	0.2	0.2
Total	23.4	31.2

16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Interest income	$13.9	$18.0	$29.7	$33.4
Foreign currency exchange gains (losses), net	(2.4)	(1.2)	(2.0)	(1.2)
Other	(0.7)	(0.8)	(0.7)	(3.2)
Total other income, net	$10.8	$16.0	$27.0	$29.0

17. Subsequent Events
Accelerated Share Repurchase
On February 21, 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which we expect to enter into during our fiscal quarter ending April 30, 2020, subject to market conditions. The ASR transaction is in addition to our $1.0 billion share repurchase program that our board of directors authorized in February 2019.

Land Purchase Agreement
In February 2020, we entered into an agreement to purchase 5.8 acres of land adjacent to our headquarters in Santa Clara, California for $51.0 million in cash.  The arrangement is expected to close during our fiscal quarter ending April 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce on our current and future offerings; our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; the timing and amount of sublease income, capital expenditures and share repurchases, including expected timing of an accelerated share repurchase transaction; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2020 to the three and six months ended January 31, 2019.

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
Secure the Enterprise:

•
Secure the network through our Next-Generation Firewalls, available as physical appliances, virtual appliances called VM-Series, or a cloud-delivered service called Prisma Access (formerly GlobalProtect cloud service), and Panorama management delivered as an appliance or as a virtual machine for the public or private cloud. This also includes security services such as WildFire, Threat Prevention, URL Filtering, GlobalProtect, DNS Security and SD-WAN that are delivered as SaaS subscriptions to our Next-Generation Firewalls.
Secure the Cloud:

•
Secure the cloud through our Prisma security offerings, such as Prisma Cloud (formerly RedLock, Twistlock and PureSec) with comprehensive security and compliance coverage for cloud native applications throughout the full development lifecycle and across multi- and hybrid- cloud environments, Prisma Access (formerly GlobalProtect cloud service) for securing user access, Prisma SaaS (formerly Aperture) for protecting SaaS applications and VM-Series for in-line network security in multi- and hybrid- cloud environments.

Secure the Future:

•
Secure the future of security operations through Cortex, which includes Cortex XDR for prevention, detection and response (one unified product that was formerly Cortex XDR and Traps), Cortex SOAR (formerly Demisto) for security orchestration, automation and response (“SOAR”), AutoFocus for threat intelligence, Zingbox IoT Guardian for Internet of Things (“IoT”) security and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions.

For the second quarter of fiscal 2020 and 2019, total revenue was $816.7 million and $711.2 million, respectively, representing year-over-year growth of 14.8%. Our growth reflected the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2020, we had end-customers in more than 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $246.5 million, or 30.2% of total revenue, for the second quarter of fiscal 2020, representing a year-over-year decrease of 9.2%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $570.2 million, or 69.8% of total revenue, for the second quarter of fiscal 2020, representing year-over-year growth of 29.7%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example, in December 2019, we acquired Aporeto Inc. (“Aporeto”), which we believe will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud.
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

	January 31, 2020	July 31, 2019

	(in millions)
Total deferred revenue	$3,198.5	$2,888.7
Cash, cash equivalents, and investments	$3,451.8	$3,378.5

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019

	(dollars in millions)
Total revenue	$816.7	$711.2	$1,588.6	$1,367.2
Total revenue year-over-year percentage increase	14.8%	30.4%	16.2%	30.5%
Gross margin	71.5%	71.5%	71.6%	71.8%
Operating loss	$(52.9)	$6.6	$(104.7)	$(25.5)
Operating margin	(6.5)%	0.9%	(6.6)%	(1.9)%
Billings	$998.9	$852.5	$1,896.3	$1,611.0
Billings year-over-year percentage increase	17.2%	26.6%	17.7%	27.0%
Cash flow provided by operating activities			$532.1	$527.7
Free cash flow (non-GAAP)			$435.8	$469.9

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019

	(in millions)		(in millions)
Billings:
Total revenue	$816.7	$711.2	$1,588.6	$1,367.2
Add: change in total deferred revenue, net of acquired deferred revenue	182.2	141.3	307.7	243.8
Billings	$998.9	$852.5	$1,896.3	$1,611.0

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

	Six Months Ended January 31,
	2020	2019

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$532.1	$527.7
Less: purchases of property, equipment, and other assets	96.3	57.8
Free cash flow (non-GAAP)	$435.8	$469.9
Net cash provided by (used in) investing activities	$680.9	$(1,236.9)
Net cash used in financing activities	$(173.2)	$(669.6)
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$246.5	30.2%	$271.6	38.2%	$477.7	30.1%	$512.1	37.5%
Subscription and support	570.2	69.8%	439.6	61.8%	1,110.9	69.9%	855.1	62.5%
Total revenue	816.7	100.0%	711.2	100.0%	1,588.6	100.0%	1,367.2	100.0%
Cost of revenue:
Product	68.7	8.4%	82.5	11.6%	133.8	8.4%	155.7	11.4%
Subscription and support	164.4	20.1%	120.1	16.9%	317.0	20.0%	230.4	16.8%
Total cost of revenue(1)	233.1	28.5%	202.6	28.5%	450.8	28.4%	386.1	28.2%
Total gross profit	583.6	71.5%	508.6	71.5%	1,137.8	71.6%	981.1	71.8%
Operating expenses:
Research and development	185.4	22.7%	128.3	18.0%	355.9	22.4%	241.7	17.7%
Sales and marketing	374.9	46.0%	320.0	45.0%	740.6	46.6%	634.6	46.5%
General and administrative	76.2	9.3%	53.7	7.6%	146.0	9.2%	130.3	9.5%
Total operating expenses(1)	636.5	78.0%	502.0	70.6%	1,242.5	78.2%	1,006.6	73.7%
Operating loss	(52.9)	(6.5)%	6.6	0.9%	(104.7)	(6.6)%	(25.5)	(1.9)%
Interest expense	(19.0)	(2.3)%	(20.6)	(2.9)%	(37.9)	(2.4)%	(43.3)	(3.2)%
Other income, net	10.8	1.3%	16.0	2.3%	27.0	1.7%	29.0	2.2%
Loss before income taxes	(61.1)	(7.5)%	2.0	0.3%	(115.6)	(7.3)%	(39.8)	(2.9)%
Provision for income taxes	12.6	1.5%	4.6	0.7%	17.7	1.1%	1.1	0.1%
Net loss	$(73.7)	(9.0)%	$(2.6)	(0.4)%	$(133.3)	(8.4)%	$(40.9)	(3.0)%

______________

(1)	Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019

	(in millions)
Cost of product revenue	$1.6	$1.4	$2.9	$3.0
Cost of subscription and support revenue	20.0	18.2	38.9	35.7
Research and development	67.0	44.0	129.4	84.5
Sales and marketing	54.9	58.7	98.7	114.7
General and administrative	29.4	20.1	54.2	55.6
Total share-based compensation	$172.9	$142.4	$324.1	$293.5
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
Product Revenue
Product revenue is derived primarily from sales of our appliances. Product revenue also includes revenue derived from software licenses of Panorama and the VM-Series. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We generally recognize product revenue at the time of hardware shipment or delivery of software licenses.

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$246.5	$271.6	$(25.1)	(9.2)%	$477.7	$512.1	$(34.4)	(6.7)%
Product revenue decreased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The decrease was primarily due to a decrease in product unit volume. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$342.6	$249.7	$92.9	37.2%	$661.2	$481.0	$180.2	37.5%
Support	227.6	189.9	37.7	19.9%	449.7	374.1	75.6	20.2%
Total subscription and support	$570.2	$439.6	$130.6	29.7%	$1,110.9	$855.1	$255.8	29.9%
Subscription and support revenue increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$544.7	$475.0	$69.7	14.7%	$1,074.3	$925.2	$149.1	16.1%
EMEA	166.2	148.3	$17.9	12.1%	313.8	276.0	37.8	13.7%
APAC	105.8	87.9	17.9	20.4%	200.5	166.0	34.5	20.8%
Total revenue	$816.7	$711.2	$105.5	14.8%	$1,588.6	$1,367.2	$221.4	16.2%
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019, due to our investment in increasing the size of our sales force in these theaters.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$68.7	$82.5	$(13.8)	(16.7)%	$133.8	$155.7	$(21.9)	(14.1)%
Number of employees at period end	111	98	13	13.3%	111	98	13	13.3%
Cost of product revenue decreased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The decrease for the three months ended January 31, 2020 was primarily due to a decrease in product unit volume and lower amortization of intellectual property licenses. The decrease for the six months ended January 31, 2020 was primarily due to reductions in costs of materials and lower amortization of intellectual property licenses.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$164.4	$120.1	$44.3	36.9%	$317.0	$230.4	$86.6	37.6%
Number of employees at period end	1,331	1030	301	29.2%	1,331	1,030	301	29.2%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The increase in both periods was primarily due to increased costs to support the growth of our subscription and support offerings. Personnel costs grew $16.5 million to $79.5 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, and grew $31.8 million to $153.4 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019 primarily due to headcount growth. Data center and cloud hosting costs to support the adoption of our cloud-based subscription offerings increased $16.3 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, and increased $30.5 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019. The remaining increase was primarily due to amortization of purchased intangible assets, which increased $7.0 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019 and increased $15.1 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019, as a result of our recent acquisitions.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020		2019		2020		2019
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$177.8	72.1%	$189.1	69.6%	$343.9	72.0%	$356.4	69.6%
Subscription and support	405.8	71.2%	319.5	72.7%	793.9	71.5%	624.7	73.1%
Total gross profit	$583.6	71.5%	$508.6	71.5%	$1,137.8	71.6%	$981.1	71.8%
Product gross margin increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019, primarily due to reductions in costs of materials and lower amortization of intellectual property licenses.
Subscription and support gross margin decreased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019, primarily due to an increase in costs to support the adoption of our cloud-based subscription offerings and higher amortization of purchased intangibles as a result of our recent acquisitions.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2020, we expect to recognize approximately $1.5 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$185.4	$128.3	$57.1	44.5%	$355.9	$241.7	$114.2	47.2%
Number of employees at period end	1,646	1,098	548	49.9%	1,646	1,098	548	49.9%
Research and development expense increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The increase was primarily due to personnel costs, which grew $46.2 million to $143.7 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, and grew $91.5 million to $276.9 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019. The increase in personnel costs in both periods was primarily due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$374.9	$320.0	$54.9	17.2%	$740.6	$634.6	$106.0	16.7%
Number of employees at period end	3,699	2,919	780	26.7%	3,699	2,919	780	26.7%
Sales and marketing expense increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The increase was primarily due to personnel costs, which grew $44.5 million to $288.5 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, and grew $80.3 million to $551.6 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019. The increase in personnel costs in both periods was largely due to headcount growth. The remaining increase in both periods was primarily driven by an increase in costs associated with marketing-related activities.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$76.2	$53.7	$22.5	41.9%	$146.0	$130.3	$15.7	12.0%
Number of employees at period end	856	711	145	20.4%	856	711	145	20.4%
General and administrative expense increased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019, primarily due to personnel costs, which increased $18.6 million to $55.6 million for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, and increased $12.1 million to $101.9 million for the six months ended January 31, 2020 compared to the six months ended January 31, 2019. The increase in both periods were largely due to headcount growth. The increase in the six months ended January 31, 2020 was partially offset by the accelerated vesting of certain equity awards in connection with the RedLock acquisition of $14.2 million during the six months ended January 31, 2019.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$19.0	$20.6	$(1.6)	(7.8)%	$37.9	$43.3	$(5.4)	(12.5)%
Interest expense decreased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The decrease in both periods was primarily due to conversions of the 2019 Notes before and upon maturity in July 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended January 31,				Six Months Ended January 31,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$10.8	$16.0	$(5.2)	(32.5)%	$27.0	$29.0	$(2.0)	(6.9)%
Other income, net decreased for the three and six months ended January 31, 2020 compared to the three and six months ended January 31, 2019. The decrease was primarily due to lower interest income on our investments.

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

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in millions)
Provision for income taxes	$12.6	$4.6	$8.0	173.9%	$17.7	$1.1	$16.6	1,509.1%
Effective tax rate	(20.6)%	230.0%			(15.3)%	(2.8)%
We recorded an income tax provision for the three and six months ended January 31, 2020. The provision for income taxes for the three and six months ended January 31, 2020 was primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our provision for income taxes increased for the three months ended January 31, 2020 compared to the three months ended January 31, 2019, primarily due to an increase in foreign withholding taxes. Our provision for income taxes increased for the six months ended January 31, 2020 compared to the six months ended January 31, 2019, due to an increase in withholding taxes and a decrease in one-time tax benefits relating to partial releases of our U.S. valuation allowance resulting from acquisitions. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2020	July 31, 2019

	(in millions)
Working capital	$1,738.7	$1,611.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,000.0	$961.4
Investments	1,451.8	2,417.1
Total cash, cash equivalents, and investments	$3,451.8	$3,378.5
As of January 31, 2020, our total cash, cash equivalents, and investments of $3.5 billion were held for general corporate purposes, of which approximately $452.3 million was held outside of the United States. As of January 31, 2020, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. The 2023 Notes mature on July 1, 2023; however, under certain circumstances, holders may surrender their 2023 Notes for conversion prior to the maturity date. Upon conversion of the 2023 Notes, we will pay cash equal to the aggregate principal amount of the 2023 Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted. As of January 31, 2020, all of the 2023 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of January 31, 2020, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital and will expire on December 31, 2020. As of January 31, 2020, $801.9 million remained available for future share repurchases under our current repurchase authorization. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the repurchase program. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which we expect to enter into during our fiscal quarter ending April 30, 2020, subject to market conditions. The ASR transaction is in addition to our

$1.0 billion share repurchase program that our board of directors authorized in February 2019. Refer to Note 17. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the ASR transaction.
The following table summarizes our cash flows for the six months ended January 31, 2020 and 2019:

	Six Months Ended January 31,
	2020	2019

	(in millions)
Net cash provided by operating activities	$532.1	$527.7
Net cash provided by (used in) investing activities	680.9	(1,236.9)
Net cash used in financing activities	(173.2)	(669.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,039.8	$(1,378.8)
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
Cash provided by operating activities during the six months ended January 31, 2020 was $532.1 million, a slight increase of $4.4 million compared to the six months ended January 31, 2019. The increase was primarily due to repayments of the 2019 Notes attributable to the debt discount during the six months ended January 31, 2019, partially offset by higher cash expenditure during the six months ended January 31, 2020.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash provided by investing activities during the six months ended January 31, 2020 was $680.9 million, a net change of $1,917.8 million compared to cash used in investing activities of $1,236.9 million during the six months ended January 31, 2019. The change was primarily due to lower purchases of investments and higher proceeds from maturities of investments, partially offset by an increase in net cash payments for business acquisitions and an increase in purchases of property, equipment and other assets during the six months ended January 31, 2020.
Financing Activities
Our financing activities have consisted of repayments of the 2019 Notes, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2020 was $173.2 million, a decrease of $496.4 million compared to the six months ended January 31, 2019. The decrease was primarily due to repayments of our 2019 Notes during the six months ended January 31, 2019, and lower repurchases of our common stock during the six months ended January 31, 2020.
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Our Industry
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2019 to the end of the second quarter of fiscal 2020, our headcount increased from 7,014 to 7,643 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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

•	any disruption in our channel or termination of our relationships with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;

•	our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers, including a localized health risk such as the coronavirus;

•	the cost and potential outcomes of litigation, which could have a material adverse effect on our business;

•	seasonality or cyclical fluctuations in our markets;

•	future accounting pronouncements or changes in our accounting policies;

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar;

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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The global macroeconomic environment has been and may continue to be inconsistent and challenging due to instability in the global credit markets, the current economic challenges in China, falling demand for oil and other commodities, uncertainties regarding the effects of Brexit, uncertainties related to the impact of the coronavirus, uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 16.2% and 30.5% in the six months ended January 31, 2020 and the six months ended January 31, 2019, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1,034.2 million as of January 31, 2020. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platforms with existing end-customers and create demand for our new offerings, including cloud security, AI and analytics offerings. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
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

•	independent security vendors, such as Check Point Software Technologies Ltd. (“Check Point”) and Fortinet, Inc., that offer a mix of network and endpoint security products; and

•	small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platforms.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	greater customer support resources;

•	greater resources to make strategic acquisitions or enter into strategic partnerships;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical, and other resources.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 69.9% of total revenue in the six months ended January 31, 2020 and 62.5% of total revenue in six months ended January 31, 2019. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock Inc., in March 2019, we acquired Demisto, Inc., in June 2019, we acquired PureSec Ltd. (“PureSec”), in July 2019, we acquired Twistlock Ltd. (“Twistlock”), in September 2019, we acquired Zingbox, and in December 2019 we acquired Aporeto. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our 2023 Notes or exercise of the related Warrants to our Notes, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or a localized health risk, such as the coronavirus, and as a result could impair the volume of components that we are able to obtain.
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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, Brexit creates an uncertain political and economic environment in the U.K. and across E.U. member states for the foreseeable future, including during the transition period connected to Brexit. Any agreements arising out of negotiations which the U.K. government makes to retain access to E.U. markets may lead to greater restrictions on the free movement of goods, services, people and capital between the U.K. and the remaining E.U. member states. Our financial condition and operating results in the U.K. and the E.U. may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees all possibly having a material adverse impact on our business, prospects, financial condition and/or operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $186.1 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
A small number of channel partners represent a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses.
For the six months ended January 31, 2020, four distributors represented 77% of our total revenue, and as of January 31, 2020, four distributors represented 61% of our gross accounts receivable. Most of our sales to our channel partners are made on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.
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
In the U.K., a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated after Brexit. Additionally, the California Consumer Privacy Act (“CCPA”) recently went into effect on January 1, 2020 and requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. In addition, regulations by the California Attorney General are currently in draft proposal. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Other states have also expanded their data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored within that country. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $192.17 to $260.63, as measured through February 14, 2020. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
We cannot guarantee that our share repurchase program or our recently announced accelerated share repurchase transaction will be fully consummated or that they will enhance shareholder value, and share repurchases could affect the price of our common stock.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. The repurchase authorization will expire on December 31, 2020. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which we expect to enter into during our fiscal quarter ending April 30, 2020, subject to market conditions. This ASR transaction is in addition to our share repurchase program. Although our board of directors has authorized a share repurchase program and an ASR transaction, they do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program and the ASR transaction could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, and the ASR transaction may not be consummated, which may result in a decrease in the price of our common stock.
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
Unregistered Sales of Equity Securities
During the three months ended January 31, 2020, we issued 1.3 million shares of our common stock to certain financial counterparties that were holders of warrants that we issued in connection with the issuance of our 2019 Notes. The shares of common stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2019 to November 30, 2019(2)(3)	0.0	$233.45	0.0	$801.9
December 1, 2019 to December 31, 2019(2)	0.0	$227.45	0.0	$801.9
January 1, 2020 to January 31, 2020(2)	0.0	$241.76	0.0	$801.9
Total	0.0	$235.26	0.0
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
On February 21, 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which we expect to enter into during our fiscal quarter ending April 30, 2020, subject to market conditions. The ASR transaction is in addition to our $1.0 billion share repurchase program that our board of directors authorized in February 2019.

ITEM 5.	OTHER INFORMATION
On February 21, 2020, our board of directors amended and restated our bylaws (as amended and restated, the “Bylaws”), effective immediately, to, among other things, clarify certain procedures and make certain other enhancements and technical changes. The changes to the Bylaws include, without limitation, the following:

•	specifying powers of the chairman of a stockholder meeting to establish rules of conduct and the order of business at the meeting;

•	clarifying provisions related to the adjournment and postponement and other procedural aspects of stockholder meetings; and

•	updating procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of stockholder proposals at stockholder meetings.

The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, which is attached as Exhibit 3.2, and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.2	Amended and Restated Bylaws of the Registrant

10.1*	Aporeto, Inc., Amended and Restated 2015 Stock Option and Grant Plan	S-8	333-235854	99.1	January 8, 2020

10.2	Lease Termination Agreement (4301 Great America Parkway, Santa Clara, California)	8-K	001-35594	10.1	December 19, 2019

10.3	Lease Termination Agreement (4401 Great America Parkway, Santa Clara, California)	8-K	001-35594	10.2	December 19, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 24, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 24, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)