Form 10-Q
period 2020-04-30
Palo Alto Networks Inc
filed 2020-05-22
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 14, 2020 was 96,465,888.

PART I
ITEM 1. FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	April 30, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,484.7	$961.4
Short-term investments	554.1	1,841.7
Accounts receivable, net of allowance for doubtful accounts of $1.8 and $0.8 at April 30, 2020 and July 31, 2019, respectively	668.8	582.4
Prepaid expenses and other current assets	306.4	279.3
Total current assets	3,014.0	3,664.8
Property and equipment, net	357.2	296.0
Operating lease right-of-use assets	263.8	—
Long-term investments	151.2	575.4
Goodwill	1,812.9	1,352.3
Intangible assets, net	380.6	280.6
Other assets	522.1	423.1
Total assets	$6,501.8	$6,592.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52.3	$73.3
Accrued compensation	174.9	235.5
Accrued and other liabilities	253.9	162.4
Deferred revenue	1,854.6	1,582.1
Total current liabilities	2,335.7	2,053.3
Convertible senior notes, net	1,477.0	1,430.0
Long-term deferred revenue	1,516.0	1,306.6
Long-term operating lease liabilities	344.6	—
Other long-term liabilities	83.8	216.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2020 and July 31, 2019	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 96.5 and 96.8 shares issued and outstanding at April 30, 2020 and July 31, 2019, respectively	1,855.7	2,490.9
Accumulated other comprehensive loss	(2.0)	(3.7)
Accumulated deficit	(1,109.0)	(900.9)
Total stockholders’ equity	744.7	1,586.3
Total liabilities and stockholders’ equity	$6,501.8	$6,592.2

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Revenue:
Product	$280.9	$278.4	$758.6	$790.5
Subscription and support	588.5	448.2	1,699.4	1,303.3
Total revenue	869.4	726.6	2,458.0	2,093.8
Cost of revenue:
Product	73.3	78.0	207.1	233.7
Subscription and support	185.0	126.9	502.0	357.3
Total cost of revenue	258.3	204.9	709.1	591.0
Total gross profit	611.1	521.7	1,748.9	1,502.8
Operating expenses:
Research and development	196.3	139.1	552.2	380.8
Sales and marketing	388.4	339.0	1,129.0	973.6
General and administrative	82.9	62.3	228.9	192.6
Total operating expenses	667.6	540.4	1,910.1	1,547.0
Operating loss	(56.5)	(18.7)	(161.2)	(44.2)
Interest expense	(19.4)	(20.6)	(57.3)	(63.9)
Other income, net	8.1	18.2	35.1	47.2
Loss before income taxes	(67.8)	(21.1)	(183.4)	(60.9)
Provision for (benefit from) income taxes	7.0	(0.9)	24.7	0.2
Net loss	$(74.8)	$(20.2)	$(208.1)	$(61.1)
Net loss per share, basic and diluted	$(0.77)	$(0.21)	$(2.14)	$(0.65)
Weighted-average shares used to compute net loss per share, basic and diluted	96.7	94.4	97.2	94.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net loss	$(74.8)	$(20.2)	$(208.1)	$(61.1)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	0.4	2.4	2.0	8.1
Change in unrealized gains (losses) on cash flow hedges	(0.6)	0.2	(0.3)	1.1
Other comprehensive income (loss)	(0.2)	2.6	1.7	9.2
Comprehensive loss	$(75.0)	$(17.6)	$(206.4)	$(51.9)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended April 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5
Net loss	—	—	—	(74.8)	(74.8)
Other comprehensive loss	—	—	(0.2)	—	(0.2)
Issuance of common stock in connection with employee equity incentive plans	1.0	46.4	—	—	46.4
Taxes paid related to net share settlement of equity awards	—	(4.8)	—	—	(4.8)
Share-based compensation for equity-based awards	—	169.6	—	—	169.6
Repurchase and retirement of common stock	(4.2)	(1,000.0)	—	—	(1,000.0)
Balance as of April 30, 2020	96.5	$1,855.7	$(2.0)	$(1,109.0)	$744.7

	Three Months Ended April 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019	93.7	$1,941.5	$(9.8)	$(859.9)	$1,071.8
Net loss	—	—	—	(20.2)	(20.2)
Other comprehensive income	—	—	2.6	—	2.6
Issuance of common stock in connection with employee equity incentive plans	1.0	36.6	—	—	36.6
Taxes paid related to net share settlement of equity awards	—	(3.6)	—	—	(3.6)
Share-based compensation for equity-based awards	—	140.4	—	—	140.4
Issuance of common and restricted common stock in connection with acquisition	1.2	224.2	—	—	224.2
Temporary equity reclassification	—	1.7	—	—	1.7
Balance as of April 30, 2019	95.9	$2,340.8	$(7.2)	$(880.1)	$1,453.5

	Nine Months Ended April 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(208.1)	(208.1)
Other comprehensive income	—	—	1.7	—	1.7
Issuance of common stock in connection with employee equity incentive plans	2.8	83.5	—	—	83.5
Taxes paid related to net share settlement of equity awards	—	(16.8)	—	—	(16.8)
Share-based compensation for equity-based awards	—	496.2	—	—	496.2
Repurchase and retirement of common stock	(5.1)	(1,198.1)	—	—	(1,198.1)
Settlement of warrants	2.0	—	—	—	—
Balance as of April 30, 2020	96.5	$1,855.7	$(2.0)	$(1,109.0)	$744.7

	Nine Months Ended April 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	93.6	$1,967.4	$(16.4)	$(790.7)	$1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(61.1)	(61.1)
Other comprehensive income	—	—	9.2	—	9.2
Issuance of common stock in connection with employee equity incentive plans	3.0	70.5	—	—	70.5
Taxes paid related to net share settlement of equity awards	—	(24.6)	—	—	(24.6)
Share-based compensation for equity-based awards	—	423.0	—	—	423.0
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Settlement of convertible notes	1.7	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(1.7)	—	—	—	—
Issuance of common and restricted common stock in connection with acquisition	1.2	225.9	—	—	225.9
Temporary equity reclassification	—	20.8	—	—	20.8
Balance as of April 30, 2019	95.9	$2,340.8	$(7.2)	$(880.1)	$1,453.5

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2020	2019
Cash flows from operating activities
Net loss	$(208.1)	$(61.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	484.2	417.5
Depreciation and amortization	145.6	111.6
(Gain) loss related to facility exit	(3.1)	4.1
Amortization of deferred contract costs	171.4	147.6
Amortization of debt discount and debt issuance costs	47.0	53.6
Amortization of operating lease right-of-use assets	34.2	—
Amortization of investment premiums, net of accretion of purchase discounts	(6.2)	(13.0)
Loss on conversions of convertible senior notes	—	2.6
Repayments of convertible senior notes attributable to debt discount	—	(67.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(67.2)	63.8
Prepaid expenses and other assets	(208.0)	(164.4)
Accounts payable	(22.8)	23.2
Accrued compensation	(71.6)	(22.7)
Accrued and other liabilities	(47.1)	(10.7)
Deferred revenue	453.7	339.1
Net cash provided by operating activities	702.0	824.1
Cash flows from investing activities
Purchases of investments	(295.5)	(2,426.6)
Proceeds from sales of investments	310.8	3.5
Proceeds from maturities of investments	1,706.4	1,506.8
Business acquisitions, net of cash acquired	(583.5)	(382.8)
Purchases of property, equipment, and other assets	(182.6)	(78.1)
Net cash provided by (used in) investing activities	955.6	(1,377.2)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	—	(348.5)
Payments for debt issuance costs	—	(3.7)
Repurchases of common stock	(1,198.1)	(330.0)
Proceeds from sales of shares through employee equity incentive plans	83.7	70.3
Payments for taxes related to net settlement of equity awards	(16.8)	(24.6)
Payments for deferred consideration related to business acquisitions	(1.3)	(1.3)
Net cash used in financing activities	(1,132.5)	(637.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	525.1	(1,190.9)
Cash, cash equivalents, and restricted cash - beginning of period	965.0	2,509.2
Cash, cash equivalents, and restricted cash - end of period	$1,490.1	$1,318.3

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,484.7	$1,314.9
Restricted cash included in prepaid expenses and other current assets	2.7	2.2
Restricted cash included in other assets	2.7	1.2
Total cash, cash equivalents, and restricted cash	$1,490.1	$1,318.3

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(11.0)	$(225.9)
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of COVID-19.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the change in our accounting policies for leases due to our adoption of new lease accounting guidance. Refer to “Recently Adopted Accounting Pronouncements” below and Note 10. Leases and Other Office Facilities.
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
The adoption of this standard had no impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows. Refer to Note 10. Leases and Other Office Facilities for further discussion.

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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue:
Americas
United States	$553.5	$464.3	$1,554.0	$1,314.8
Other Americas	40.7	33.5	114.5	108.2
Total Americas	594.2	497.8	1,668.5	1,423.0
Europe, the Middle East, and Africa (“EMEA”)	171.5	138.7	485.3	414.7
Asia Pacific and Japan (“APAC”)	103.7	90.1	304.2	256.1
Total revenue	$869.4	$726.6	$2,458.0	$2,093.8
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue:
Product	$280.9	$278.4	$758.6	$790.5
Subscription and support
Subscription	354.3	258.8	1,015.5	739.8
Support	234.2	189.4	683.9	563.5
Total subscription and support	588.5	448.2	1,699.4	1,303.3
Total revenue	$869.4	$726.6	$2,458.0	$2,093.8
Deferred Revenue
During the nine months ended April 30, 2020, we recognized approximately $1,265.0 million of revenue pertaining to amounts that were deferred as of July 31, 2019.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $3.5 billion as of April 30, 2020, of which we expect to recognize approximately $1.9 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
We categorize assets and liabilities recorded or disclosed at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of April 30, 2020 and July 31, 2019 (in millions):

	April 30, 2020				July 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$762.6	$—	$—	$762.6	$369.1	$—	$—	$369.1
Certificates of deposit	—	—	—	—	—	12.0		12.0
Commercial paper	—	—	—	—	—	19.3	—	19.3
U.S. government and agency securities	—	—	—	—	—	54.4	—	54.4
Total cash equivalents	762.6	—	—	762.6	369.1	85.7	—	454.8
Short-term investments:
Certificates of deposit	—	22.3	—	22.3	—	17.5	—	17.5
Commercial paper	—	—	—	—	—	8.9	—	8.9
Corporate debt securities	—	95.1	—	95.1	—	375.5	—	375.5
U.S. government and agency securities	—	436.7	—	436.7	—	1,439.8	—	1,439.8
Total short-term investments	—	554.1	—	554.1	—	1,841.7	—	1,841.7
Long-term investments:
Corporate debt securities	—	46.0	—	46.0	—	214.3	—	214.3
U.S. government and agency securities	—	105.2	—	105.2	—	361.1	—	361.1
Total long-term investments	—	151.2	—	151.2	—	575.4	—	575.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.3	—	0.3	—	1.3	—	1.3
Total prepaid expenses and other current assets	—	0.3	—	0.3	—	1.3	—	1.3
Total assets measured at fair value	$762.6	$705.6	$—	$1,468.2	$369.1	$2,504.1	$—	$2,873.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$3.3	$—	$3.3	$—	$3.8	$—	$3.8
Total accrued and other liabilities	—	3.3	—	3.3	—	3.8	—	3.8
Total liabilities measured at fair value	$—	$3.3	$—	$3.3	$—	$3.8	$—	$3.8
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2020 and July 31, 2019.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2020 and July 31, 2019 (in millions):

	April 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
Certificates of deposit	$22.3	$—	$—	$22.3
Corporate debt securities	139.4	1.7	—	141.1
U.S. government and agency securities	537.6	4.3	—	541.9
Total available-for-sale investments	$699.3	$6.0	$—	$705.3

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$12.0	$—	$—	$12.0
Commercial paper	19.3	—	—	19.3
U.S. government and agency securities	54.4	—	—	54.4
Total available-for-sale cash equivalents	$85.7	$—	$—	$85.7
Investments:
Certificates of deposit	$17.5	$—	$—	$17.5
Commercial paper	8.9	—	—	8.9
Corporate debt securities	587.8	2.3	(0.3)	589.8
U.S. government and agency securities	1,799.5	2.6	(1.2)	1,800.9
Total available-for-sale investments	$2,413.7	$4.9	$(1.5)	$2,417.1
Unrealized losses related to these securities are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at April 30, 2020 and July 31, 2019.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2020, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$551.0	$554.1
Due between one and three years	148.3	151.2
Total	$699.3	$705.3
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our condensed consolidated balance sheets. As of April 30, 2020 and July 31, 2019, the carrying value of our marketable equity securities were $762.6 million and $369.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2020 and 2019.
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
As of April 30, 2020 and July 31, 2019, the total notional amount of our outstanding foreign currency forward contracts was $106.0 million and $307.2 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2020.
During the three and nine months ended April 30, 2020 and 2019, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized losses in AOCI related to our cash flow hedges as of April 30, 2020 and 2019 were not material.
6. Acquisitions
CloudGenix Inc.
On April 21, 2020, we completed our acquisition of 100% of the voting interest of CloudGenix Inc. (“CloudGenix”), a privately-held company. We believe the acquisition will strengthen our secure access service edge (“SASE”) platform. The total purchase consideration for the acquisition of CloudGenix was $402.7 million, which consisted of the following (in millions):

Amount
Cash	$396.1
Fair value of replacement awards	6.6
Total	$402.7
As part of the acquisition, we issued $30.3 million of replacement awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$301.2
Identified intangible assets	109.9
Cash	8.3
Net liabilities assumed	(16.7)
Total	$402.7
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating CloudGenix technology into our platforms. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$67.2	5 years
Customer relationships	42.7	10 years
Total	$109.9
Aporeto, Inc.
On December 23, 2019, we completed our acquisition of 100% of the voting interest of Aporeto, Inc. (“Aporeto”), a privately-held machine identity-based microsegmentation company. We believe the acquisition will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud. The total purchase consideration for the acquisition of Aporeto was $144.1 million, which consisted of the following (in millions):

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
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2020 (in millions):

Amount
Balance as of July 31, 2019	$1,352.3
Goodwill acquired	460.6
Balance as of April 30, 2020	$1,812.9

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2020 and July 31, 2019 (in millions):

	April 30, 2020			July 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$425.9	$(126.5)	$299.4	$318.8	$(78.7)	$240.1
Customer relationships	87.6	(9.7)	77.9	39.8	(4.7)	35.1
Acquired intellectual property	8.9	(5.6)	3.3	8.9	(5.1)	3.8
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.2	(2.2)	—	2.2	(2.2)	—
Total intangible assets subject to amortization	534.0	(153.4)	380.6	379.1	(100.1)	279.0
Intangible assets not subject to amortization:
In-process research and development	—	—	—	1.6	—	1.6
Total purchased intangible assets	$534.0	$(153.4)	$380.6	$380.7	$(100.1)	$280.6
We recognized amortization expense of $19.3 million and $54.1 million for the three and nine months ended April 30, 2020, respectively, and $14.7 million and $38.5 million for the three and nine months ended April 30, 2019, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of April 30, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$22.9
2021	89.7
2022	85.3
2023	59.1
2024	51.1
2025 and thereafter	72.5
Total future amortization expense	$380.6

8. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of April 30, 2020 and July 31, 2019 (in millions):

	April 30, 2020	July 31, 2019
Short-term deferred contract costs	$173.7	$151.1
Long-term deferred contract costs	343.6	324.2
Total deferred contract costs	$517.3	$475.3
We recognized amortization expense for our deferred contract costs of $60.5 million and $171.4 million during the three and nine months ended April 30, 2020, respectively, and $57.2 million and $147.6 million during the three and nine months ended April 30, 2019, respectively. We did not recognize any impairment losses on our deferred contract costs during the three and nine months ended April 30, 2020 or 2019.
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
The 2023 Notes are convertible for up to 6.4 million shares of our common stock at an initial conversion rate of approximately 3.7545 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $266.35 per share of common stock, subject to adjustments. Holders of the 2023 Notes may surrender their 2023 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding April 1, 2023, only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the 2023 Notes on each applicable trading day (the “sale price condition”);
•during the five business day period after any five consecutive trading day period (the “measurement period”), in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2023 Notes on each such trading day; or
•upon the occurrence of specified corporate events.
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
The sale price condition was not met for the 2023 Notes during the fiscal quarters ended April 30, 2020 or July 31, 2019. Since the 2023 Notes were not convertible, the net carrying amount of the 2023 Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets as of April 30, 2020 and July 31, 2019. As of April 30, 2020, all of the 2023 Notes remained outstanding.
The following table sets forth the components of the 2023 Notes as of April 30, 2020 and July 31, 2019 (in millions):

	April 30, 2020	July 31, 2019
Liability component:
Principal	$1,693.0	$1,693.0
Less: debt discount and debt issuance costs, net of amortization	216.0	263.0
Net carrying amount	$1,477.0	$1,430.0

Equity component	$315.0	$315.0
The total estimated fair value of the 2023 Notes was $1.7 billion and $1.9 billion at April 30, 2020 and July 31, 2019, respectively. The fair value was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes at April 30, 2020 and July 31, 2019 to be a Level 2 measurement. The fair value of the 2023 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on April 30, 2020, the if-converted value of the 2023 Notes was less than its principal amount.

The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended April 30,						Nine Months Ended April 30,
	2020			2019			2020			2019
	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$—	$3.2	$3.2	$—	$3.3	$3.3	$—	$9.5	$9.5	$—	$9.6	$9.6
Amortization of debt discount	—	15.3	15.3	1.6	14.7	16.3	—	45.5	45.5	7.6	43.6	51.2
Amortization of debt issuance costs	—	0.5	0.5	0.3	0.5	0.8	—	1.5	1.5	1.0	1.4	2.4
Total interest expense recognized	$—	$19.0	$19.0	$1.9	$18.5	$20.4	$—	$56.5	$56.5	$8.6	$54.6	$63.2

Effective interest rate of the liability component	—%	5.2%		4.8%	5.2%		—%	5.2%		4.8%	5.2%
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
During the nine months ended April 30, 2020, we net settled all 2019 Warrants with 2.0 million shares or $462.0 million in fair value of our common stock. The number of net shares issued was determined based on the number of 2019 Warrants exercised multiplied by the difference between the strike price of the 2019 Warrants and their daily volume weighted-average stock price.
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
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. As of April 30, 2020, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Leases and Other Office Facilities
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
In December 2019, we entered into lease termination agreements for our previous corporate headquarters in Santa Clara, California, which we ceased use of in August 2017. Under the arrangements, we terminated these leases effective in December 2019, prior to their expiration date of July 2023. The early termination fee is $25.0 million, payable in equal quarterly installments from April 2020 through July 2023. Upon termination, we recorded a decrease of $13.6 million in operating lease liabilities based on the payment schedule of the early termination fee discounted by the incremental borrowing rate for the remaining payment term. We also decreased right-of-use asset by $8.7 million upon surrendering possession of the properties. As a result, during the nine months ended April 30, 2020, we recorded a gain of $3.1 million net of other related fees of $1.8 million in general and administrative expense in our condensed consolidated statements of operations.
During the three months ended April 30, 2020, our net cost for operating leases was $19.6 million and primarily consisted of operating lease costs of $17.1 million, in addition to variable lease costs, short-term lease costs, and sublease income. During the nine months ended April 30, 2020, our net cost for operating leases was $53.1 million and primarily consisted of operating lease costs of $46.3 million, in addition to variable lease costs, short-term lease costs and sublease income.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

Nine Months Ended
April 30, 2020
Operating cash flows used in payments of operating lease liabilities	$50.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$21.0

April 30, 2020
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	3.9%

The following table presents maturities of operating lease liabilities as of April 30, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$15.0
2021	73.9
2022	67.0
2023	61.2
2024	50.5
2025 and thereafter	195.9
Total operating lease payments	463.5
Less: imputed interest	61.6
Present value of operating lease liabilities	$401.9
Current portion of operating lease liabilities(1)	$57.3
Long-term operating lease liabilities	$344.6
______________
(1) Current portion of operating lease liabilities is included in accrued and other liabilities on our condensed consolidated balance sheet.
Operating lease liabilities above do not include sublease income. As of April 30, 2020, we expect to receive sublease income of approximately $5.1 million, which consists of $1.3 million to be received for the remainder of fiscal 2020 and $3.8 million to be received in fiscal 2021.
During the three months ended April 30, 2020, we purchased 5.8 acres of land in Santa Clara, California for $51.7 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our condensed consolidated balance sheets as of April 30, 2020.
11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of April 30, 2020, our purchase commitments under such orders were $124.3 million excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud and other services, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2020	$1.7
2021	11.7
2022	49.8
2023	58.5
2024	67.5
2025 and thereafter	97.5
Total other purchase commitments	$286.7

Mutual Covenant Not to Sue and Release Agreement
In January 2020, we executed a Mutual Covenant Not to Sue and Release Agreement for $50.0 million, to extend an existing covenant not to sue for seven years. As the primary benefit of the arrangement was attributable to future use, the amount was recorded in other assets on our condensed consolidated balance sheets and is amortized to cost of product revenue in our condensed consolidated statements of operations over the estimated period of benefit of seven years. This amount was paid in the three months ended April 30, 2020.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2020, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
During the nine months ended April 30, 2020, we repurchased and retired 0.9 million shares of our common stock under the authorization for an aggregate purchase price of $198.1 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of April 30, 2020, $801.9 million remained available for future share repurchases under our current repurchase authorization.
Accelerated Stock Repurchase
In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction with a financial institution. This ASR transaction is in addition to our share repurchase program.
During the three months ended April 30, 2020, we made an up-front payment of $1.0 billion pursuant to the ASR to receive an initial delivery of approximately 80% of the common stock, or 4.2 million shares valued at $800.0 million. The final number of shares to be repurchased under the ASR will be based generally upon the volume weighted average price of our common stock during the repurchase period, which is expected to be completed in our fourth quarter of fiscal 2020. The shares received by us were retired and the upfront payment was accounted for as a reduction to stockholders' equity of $1.0 billion in our condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2020.
13. Equity Award Plans
Assumed Share-based Compensation Plans
CloudGenix Inc. Stock Incentive Plan
In connection with our acquisition of CloudGenix in April 2020, we assumed CloudGenix’s 2013 Equity Incentive Plan (the “CloudGenix Plan”), under which the assumed CloudGenix equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the CloudGenix Plan. No additional equity awards will be granted under the CloudGenix Plan. Refer to Note 6. Acquisitions for more information on the CloudGenix acquisition and the related equity awards assumed.
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
Zingbox, Inc. Stock Incentive Plan
In connection with our acquisition of Zingbox in September 2019, we assumed Zingbox’s Stock Incentive Plan, as amended and restated (the “Zingbox Plan”), under which the assumed Zingbox equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Zingbox Plan. No additional equity awards will be granted under the Zingbox Plan. Refer to Note 6. Acquisitions for more information on the Zingbox acquisition and the related equity awards assumed.
Stock Option Activities
The following table summarizes the stock option and performance stock option (“PSO”) activity under our stock plans during the reporting period (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.1)	$11.66			—	$—
Forfeited	—	$—			(0.8)	$193.51
Balance—April 30, 2020	0.2	$17.57	1.7	$33.3	2.9	$194.11	5.5	$9.4
Exercisable—April 30, 2020	0.2	$17.57	1.7	$33.3	2.9	$194.11	5.5	$9.4
Restricted Stock Award (“RSA”), Performance-Based Stock Award (“PSA”), Restricted Stock Unit (“RSU”), and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSA and PSA activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance—July 31, 2019	0.0	$148.54	0.1	$148.54
Vested	0.0	$148.54	0.0	$148.54
Balance—April 30, 2020	0.0	$148.54	0.1	$148.54
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding				PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	6.9	$188.16	1.5	$1,554.0	0.3	$197.86	1.8	$67.0
Granted	3.1	$208.19			—	$—
Vested	(2.0)	$178.93			0.0	$168.17
Forfeited	(0.9)	$185.56			(0.1)	$181.48
Balance—April 30, 2020	7.1	$199.76	1.5	$1,400.7	0.2	$202.99	1.3	$42.1
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

Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Cost of product revenue	$1.4	$1.3	$4.2	$4.3
Cost of subscription and support revenue	18.8	17.2	57.6	52.9
Research and development	67.7	45.1	197.4	129.6
Sales and marketing	55.5	54.5	155.0	169.2
General and administrative	22.7	20.1	76.0	75.7
Total share-based compensation	$166.1	$138.2	$490.2	$431.7
During the three and nine months ended April 30, 2020, we accelerated the vesting of certain equity awards in connection with our acquisitions, as a result, we recorded $0.3 million and $6.0 million, respectively, of share-based compensation within general and administrative expense.
As of April 30, 2020, total compensation cost related to unvested share-based awards not yet recognized was $1.6 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
14. Income Taxes
For the three and nine months ended April 30, 2020 our provision for income taxes reflects an effective tax rate of negative 10.3% and negative 13.5% respectively. Our effective tax rate for the nine months ended April 30, 2020 was negative as we recorded a provision for income taxes on year to date losses. The provision for income taxes for the nine months ended April 30, 2020 is primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rates differ from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
In December 2019, we transferred certain intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. This resulted in an increase in the tax basis of these intellectual property rights and a corresponding increase in foreign deferred tax assets. As of April 30, 2019, it is not more likely than not that these additional deferred tax assets will be realizable, and therefore, are offset by a full valuation allowance. This resulted in no net impact to our condensed consolidated financial statements.
Our provision for income taxes for the three and nine months ended April 30, 2019 reflects an effective tax rate of 4.3% and negative 0.3%, respectively. Our effective tax rate for the nine months ended April 30, 2019 was negative as we recorded a provision for income taxes on year to date losses. The key components of our income tax provision, excluding one-time items, primarily consisted of foreign and U.S. state income taxes and withholding taxes. During the nine months ended April 30, 2019, the effect of these key components was partially offset by a one-time tax benefit of $9.4 million and $4.9 million from partial releases of our valuation allowance related to the acquisitions of RedLock, Inc. and Demisto, Inc., recorded during the three months ended October 31, 2018 and April 30, 2019, respectively. Our effective tax rate differed from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net loss	$(74.8)	$(20.2)	$(208.1)	$(61.1)
Weighted-average shares used to compute net loss per share, basic and diluted	96.7	94.4	97.2	94.1
Net loss per share, basic and diluted	$(0.77)	$(0.21)	$(2.14)	$(0.65)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2020	2019
Convertible senior notes	6.4	7.8
Warrants related to the issuance of convertible senior notes	6.4	11.6
RSUs and PSUs	7.3	7.0
Options to purchase common stock, including PSOs	3.1	4.2
RSAs and PSAs	0.1	0.1
ESPP shares	0.1	0.1
Total	23.4	30.8

16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Interest income	$8.3	$18.3	$38.0	$51.7
Foreign currency exchange gains (losses), net	0.2	(0.1)	(1.8)	(1.3)
Other	(0.4)	—	(1.1)	(3.2)
Total other income, net	$8.1	$18.2	$35.1	$47.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce on our current and future offerings; our strategy of acquiring complementary businesses and our ability to successfully integrate acquired businesses and technologies; expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; the timing and amount of sublease income, capital expenditures and share repurchases, including expected timing of an accelerated share repurchase transaction; expectations regarding the potential impacts of the outbreak of the coronavirus disease 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:
•Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.
•Key Financial Metrics. A summary of our generally accepted accounting principles (“GAAP”) and non-GAAP key financial metrics, which management monitors to evaluate our performance.
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2020 to the three and nine months ended April 30, 2019.
•Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.
•Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.
•Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
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

Secure the Enterprise:
•Secure the network through our Next-Generation Firewalls, available as physical appliances, virtual appliances called VM-Series, or a cloud-delivered service called Prisma Access (formerly GlobalProtect cloud service), Panorama management delivered as an appliance or as a virtual machine for the public or private cloud, and Zingbox IoT Guardian for Internet of Things (“IoT”) security. This also includes security services such as WildFire, Threat Prevention, URL Filtering, GlobalProtect, DNS Security and SD-WAN that are delivered as SaaS subscriptions to our Next-Generation Firewalls. In addition, CloudGenix SD-WAN remains available as a combination of physical, virtual and cloud-delivered appliances and services.
Secure the Cloud:
•Secure the cloud through our Prisma security offerings, such as Prisma Cloud (formerly RedLock, Twistlock and PureSec) with comprehensive security and compliance coverage for cloud native applications, data and the full cloud native technology stack, throughout the full development lifecycle and across multi- and hybrid- cloud environments, Prisma SaaS (formerly Aperture) for protecting SaaS applications and VM-Series for in-line network security in multi- and hybrid- cloud environments.
Secure the Future:
•Secure the future of security operations through Cortex, which includes Cortex XDR for prevention, detection and response (one unified product that was formerly Cortex XDR and Traps), Cortex SOAR (formerly Demisto) for security orchestration, automation and response (“SOAR”), AutoFocus for threat intelligence, and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions.
For the third quarter of fiscal 2020 and 2019, total revenue was $869.4 million and $726.6 million, respectively, representing year-over-year growth of 19.7%. Our growth reflected the increased adoption of our hybrid SaaS revenue model, which consists of product, subscriptions, and support. We believe this model will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2020, we had end-customers in more than 150 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $280.9 million, or 32.3% of total revenue, for the third quarter of fiscal 2020, representing a year-over-year growth of 0.9%. Product revenue is generated from sales of our appliances, primarily our Next-Generation Firewall, which is available in physical and virtualized form. Our Next-Generation Firewall incorporates our proprietary PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is especially suited for very large enterprise deployments and service provider customers. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments.
Our subscription and support revenue grew to $588.5 million, or 67.7% of total revenue, for the third quarter of fiscal 2020, representing a year-over-year growth of 31.3%. Our subscriptions provide our end-customers with real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical or virtual firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. For example, in April 2020, we acquired CloudGenix Inc. (“CloudGenix”), which we believe will strengthen our secure access service edge (“SASE”) platform.
In general, we believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platforms and support offerings within existing end-customers, and focus on end-customer satisfaction. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.

COVID-19 Update
We are actively monitoring, evaluating and responding to developments relating to COVID-19, which is expected to result in significant global social and business disruption. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our work operations during the third quarter of fiscal 2020. We are trying to conduct business as usual with restrictions to employee travel, cancellation of in-person marketing events, and a hiring slowdown, among other modifications. These changes will substantially remain in effect in the fourth quarter of fiscal 2020 and could extend into future quarters. We will continue to actively monitor the situation and will make further changes that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.
COVID-19 may curtail our customers' spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations and overall financial performance. Also, certain of our customers or partners may be or may become credit or cash constrained making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus, impact on our customers cash constraints, volume of sales and length of our sales cycles, impact on our partners, suppliers and employees, actions that may be taken by governmental authorities and other factors identified in Part II, Item 1A "Risk Factors" in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	April 30, 2020	July 31, 2019

	(in millions)
Total deferred revenue	$3,370.6	$2,888.7
Cash, cash equivalents, and investments	$2,190.0	$3,378.5

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019

	(dollars in millions)
Total revenue	$869.4	$726.6	$2,458.0	$2,093.8
Total revenue year-over-year percentage increase	19.7%	28.0%	17.4%	29.6%
Gross margin	70.3%	71.8%	71.2%	71.8%
Operating loss	$(56.5)	$(18.7)	$(161.2)	$(44.2)
Operating margin	(6.5)%	(2.6)%	(6.6)%	(2.1)%
Billings	$1,015.4	$821.9	$2,911.7	$2,432.9
Billings year-over-year percentage increase	23.5%	13.4%	19.7%	22.1%
Cash flow provided by operating activities			$702.0	$824.1
Free cash flow (non-GAAP)			$519.4	$746.0

•Deferred Revenue. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of subscription and support revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
•Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business given our hybrid SaaS revenue model, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other conditions for revenue recognition have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near-term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Billings:
Total revenue	$869.4	$726.6	$2,458.0	$2,093.8
Add: change in total deferred revenue, net of acquired deferred revenue	146.0	95.3	453.7	339.1
Billings	$1,015.4	$821.9	$2,911.7	$2,432.9
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

	Nine Months Ended April 30,
	2020	2019

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$702.0	$824.1
Less: purchases of property, equipment, and other assets	182.6	78.1
Free cash flow (non-GAAP)	$519.4	$746.0
Net cash provided by (used in) investing activities	$955.6	$(1,377.2)
Net cash used in financing activities	$(1,132.5)	$(637.8)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$280.9	32.3%	$278.4	38.3%	$758.6	30.9%	$790.5	37.8%
Subscription and support	588.5	67.7%	448.2	61.7%	1,699.4	69.1%	1,303.3	62.2%
Total revenue	869.4	100.0%	726.6	100.0%	2,458.0	100.0%	2,093.8	100.0%
Cost of revenue:
Product	73.3	8.4%	78.0	10.7%	207.1	8.4%	233.7	11.2%
Subscription and support	185.0	21.3%	126.9	17.5%	502.0	20.4%	357.3	17.0%
Total cost of revenue(1)	258.3	29.7%	204.9	28.2%	709.1	28.8%	591.0	28.2%
Total gross profit	611.1	70.3%	521.7	71.8%	1,748.9	71.2%	1,502.8	71.8%
Operating expenses:
Research and development	196.3	22.6%	139.1	19.1%	552.2	22.5%	380.8	18.2%
Sales and marketing	388.4	44.7%	339.0	46.7%	1,129.0	46.0%	973.6	46.5%
General and administrative	82.9	9.5%	62.3	8.6%	228.9	9.3%	192.6	9.2%
Total operating expenses(1)	667.6	76.8%	540.4	74.4%	1,910.1	77.8%	1,547.0	73.9%
Operating loss	(56.5)	(6.5)%	(18.7)	(2.6)%	(161.2)	(6.6)%	(44.2)	(2.1)%
Interest expense	(19.4)	(2.2)%	(20.6)	(2.8)%	(57.3)	(2.3)%	(63.9)	(3.1)%
Other income, net	8.1	0.9%	18.2	2.5%	35.1	1.4%	47.2	2.3%
Loss before income taxes	(67.8)	(7.8)%	(21.1)	(2.9)%	(183.4)	(7.5)%	(60.9)	(2.9)%
Provision for (benefit from) income taxes	7.0	0.8%	(0.9)	(0.1)%	24.7	1.0%	0.2	—%
Net loss	$(74.8)	(8.6)%	$(20.2)	(2.8)%	$(208.1)	(8.5)%	$(61.1)	(2.9)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019

	(in millions)
Cost of product revenue	$1.4	$1.3	$4.2	$4.3
Cost of subscription and support revenue	18.8	17.2	57.6	52.9
Research and development	67.7	45.1	197.4	129.6
Sales and marketing	55.5	54.5	155.0	169.2
General and administrative	22.7	20.1	76.0	75.7
Total share-based compensation	$166.1	$138.2	$490.2	$431.7

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$280.9	$278.4	$2.5	0.9%	$758.6	$790.5	$(31.9)	(4.0)%
Product revenue was relatively flat for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. Product revenue decreased in the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019 primarily due to product mix, partially offset by an increase in product unit volume. The change in product revenue due to pricing was not significant for either period.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$354.3	$258.8	$95.5	36.9%	$1,015.5	$739.8	$275.7	37.3%
Support	234.2	189.4	44.8	23.7%	683.9	563.5	120.4	21.4%
Total subscription and support	$588.5	$448.2	$140.3	31.3%	$1,699.4	$1,303.3	$396.1	30.4%
Subscription and support revenue increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$594.2	$497.8	$96.4	19.4%	$1,668.5	$1,423.0	$245.5	17.3%
EMEA	171.5	138.7	32.8	23.6%	485.3	414.7	70.6	17.0%
APAC	103.7	90.1	13.6	15.1%	304.2	256.1	48.1	18.8%
Total revenue	$869.4	$726.6	$142.8	19.7%	$2,458.0	$2,093.8	$364.2	17.4%
With respect to geographic theaters, the Americas contributed the largest portion of the increase in revenue for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019, due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019, due to our investment in increasing the size of our sales force in these theaters.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.

Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping and tariff costs, and allocated costs. Allocated costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our product revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$73.3	$78.0	$(4.7)	(6.0)%	$207.1	$233.7	$(26.6)	(11.4)%
Number of employees at period end	118	99	19	19.2%	118	99	19	19.2%
Cost of product revenue decreased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The decrease for the three and nine months ended April 30, 2020 was primarily due to reductions in costs of materials and lower amortization of intellectual property licenses.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$185.0	$126.9	$58.1	45.8%	$502.0	$357.3	$144.7	40.5%
Number of employees at period end	1,403	1,114	289	25.9%	1,403	1,114	289	25.9%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The increase in both periods was primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting costs to support the adoption of our cloud-based subscription offerings increased $25.6 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, and increased $53.4 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019. Personnel costs grew $15.5 million to $81.5 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, and grew $47.3 million to $234.9 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019 primarily due to headcount growth. The remaining increase was primarily due to amortization of purchased intangible assets, which increased $6.7 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 and increased $21.8 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, as a result of our recent acquisitions.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, tariff costs, the average sales price of our products, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020		2019		2020		2019
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$207.6	73.9%	$200.4	72.0%	$551.5	72.7%	$556.8	70.4%
Subscription and support	403.5	68.6%	321.3	71.7%	1,197.4	70.5%	946.0	72.6%
Total gross profit	$611.1	70.3%	$521.7	71.8%	$1,748.9	71.2%	$1,502.8	71.8%

Product gross margin increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019, primarily due to reductions in costs of materials.
Subscription and support gross margin decreased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019, primarily due to an increase in costs to support the adoption of our cloud-based subscription offerings and higher amortization of purchased intangibles as a result of our recent acquisitions, partially offset by increased leverage of our global customer support organization.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. Although we did not conduct any employee layoffs related to COVID-19, we slowed hiring in our third quarter of fiscal 2020. As of April 30, 2020, we expect to recognize approximately $1.6 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$196.3	$139.1	$57.2	41.1%	$552.2	$380.8	$171.4	45.0%
Number of employees at period end	1,789	1,336	453	33.9%	1,789	1,336	453	33.9%
Research and development expense increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The increase was primarily due to personnel costs, which grew $48.7 million to $152.3 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, and grew $140.3 million to $429.2 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019. The increase in personnel costs in both periods was primarily due to headcount growth. The remaining increase in both periods was primarily driven by an increase in allocated costs.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$388.4	$339.0	$49.4	14.6%	$1,129.0	$973.6	$155.4	16.0%
Number of employees at period end	3,853	3,194	659	20.6%	3,853	3,194	659	20.6%
Sales and marketing expense increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The increase was primarily due to personnel costs, which grew $34.7 million to $290.6 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, and grew $115.1 million to $842.2 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019. The increase in personnel costs in both periods was largely due to headcount growth. The increase in personnel costs in the three months ended April 30, 2020 was partially offset by savings related to decreased travel as a response to COVID-19. The remaining increase in both periods was primarily driven by an increase in costs associated with marketing-related activities. The increase in the three months ended April 30, 2020 also included costs to cancel in-person events, replace them with virtual events or postpone them to future periods due to COVID-19.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$82.9	$62.3	$20.6	33.1%	$228.9	$192.6	$36.3	18.8%
Number of employees at period end	886	760	126	16.6%	886	760	126	16.6%
General and administrative expense increased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019, primarily due to personnel costs, which increased $13.1 million to $52.1 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, and increased $25.2 million to $154.1 million for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019. The increase in both periods was largely due to headcount growth. The increase in personnel costs in the nine months ended April 30, 2020 was partially offset by accelerated vesting of certain equity awards in connection with business acquisitions during the nine months ended April 30, 2019. The remaining increase in general and administrative expense in both periods was primarily due to increases in acquisition-related costs and other costs to support our business growth, partially offset by a net decrease in facility exit related charges.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$19.4	$20.6	$(1.2)	(5.8)%	$57.3	$63.9	$(6.6)	(10.3)%
Interest expense decreased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The decrease in the three and nine months ended April 30, 2020 was primarily due to conversions of our 2019 Notes before and upon maturity in July 2019. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Notes.

Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2020	2019	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$8.1	$18.2	$(10.1)	(55.5)%	$35.1	$47.2	$(12.1)	(25.6)%
Other income, net decreased for the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019. The decrease was primarily due to lower interest income on our investments.
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

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$7.0	$(0.9)	$7.9	(877.8)%	$24.7	$0.2	$24.5	12,250.0%
Effective tax rate	(10.3)%	4.3%			(13.5)%	(0.3)%
We recorded an income tax provision for the three and nine months ended April 30, 2020. The provision for income taxes for the three and nine months ended April 30, 2020 was primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our provision for income taxes increased for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase in foreign withholding taxes. Our provision for income taxes increased for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, due to an increase in withholding taxes and a decrease in one-time tax benefits relating to partial releases of our U.S. valuation allowance resulting from acquisitions. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	April 30, 2020	July 31, 2019

	(in millions)
Working capital	$678.3	$1,611.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,484.7	$961.4
Investments	705.3	2,417.1
Total cash, cash equivalents, and investments	$2,190.0	$3,378.5
As of April 30, 2020, our total cash, cash equivalents, and investments of $2.2 billion were held for general corporate purposes, of which approximately $360.1 million was held outside of the United States. As of April 30, 2020, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. The 2023 Notes mature on July 1, 2023; however, under certain circumstances, holders may surrender their 2023 Notes for conversion prior to the maturity date. Upon conversion of the 2023 Notes, we will pay cash equal to the aggregate principal amount of the 2023 Notes to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted. As of April 30, 2020, all of the 2023 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of April 30, 2020, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital and will expire on December 31, 2020. As of April 30, 2020, $801.9 million remained available for future share repurchases under this repurchase authorization. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which is in addition to our $1.0 billion share repurchase program that our board of directors authorized in February 2019. During the three months ended April 30, 2020 we made an up-front payment of $1.0 billion pursuant to the ASR to receive an initial delivery of approximately 80% of the common stock, or 4.2 million shares valued at $800.0 million. The final number of shares to be repurchased under the ASR will be based generally upon the volume weighted average price of our common stock during the repurchase period, which is expected to be completed in our fourth quarter of fiscal 2020. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our repurchase programs.
The following table summarizes our cash flows for the nine months ended April 30, 2020 and 2019:

	Nine Months Ended April 30,
	2020	2019

	(in millions)
Net cash provided by operating activities	$702.0	$824.1
Net cash provided by (used in) investing activities	955.6	(1,377.2)
Net cash used in financing activities	(1,132.5)	(637.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$525.1	$(1,190.9)
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A "Risk Factors" in this Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the investments in our new corporate headquarters, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the nine months ended April 30, 2020 was $702.0 million, a decrease of $122.1 million compared to the nine months ended April 30, 2019. The decrease was primarily due to higher cash expenditure during the nine months ended April 30, 2020. The decrease was partially offset by an increase due to growth of our business, as reflected by an increase in billings during the nine months ended April 30, 2020, and repayments of the 2019 Notes attributable to the debt discount during the nine months ended April 30, 2019.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash provided by investing activities during the nine months ended April 30, 2020 was $955.6 million, a net change of $2.3 billion compared to cash used in investing activities of $1.4 billion during the nine months ended April 30, 2019. The change was primarily due to lower purchases of investments and higher proceeds from maturities and sales of investments, partially offset by an increase in net cash payments for business acquisitions and an increase in purchases of property, equipment and other assets, including a land purchase in Santa Clara, California during the nine months ended April 30, 2020.
Financing Activities
Our financing activities have consisted of repayments of the 2019 Notes, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the nine months ended April 30, 2020 was $1,132.5 million, an increase of $494.7 million compared to the nine months ended April 30, 2019. The increase was primarily due to higher repurchases of our common stock during the nine months ended April 30, 2020, partially offset by repayments of our 2019 Notes during the nine months ended April 30, 2019.
Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to the recent outbreak of COVID-19. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and operating results could be materially adversely affected and the market price of our common stock could decline. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.

Risks Related to Our Business and Our Industry
The recent global COVID-19 outbreak could harm our business and results of operations.

The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.

The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our actual or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; changes in the demand of our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap; and delays or possible disruptions in our supply chain. As a result, we may experience extended sales cycles; our demand generation activities, our ability to close transactions with new and existing end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.

More generally, the outbreak has not only significantly and adversely increased economic and demand uncertainty, but it has caused a global economic slowdown, and it is likely that it will cause a global recession which will likely decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.

Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.

We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2019 to the end of the third quarter of fiscal 2020, our headcount increased from 7,014 to 8,049 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.

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
Our operating results, in particular, our revenues, gross margins, operating margins, and operating expenses, have historically varied from period to period, and even though we have experienced growth, we expect variation to continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract and retain new end-customers or sell additional products and subscriptions to our existing end-customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our end-customers, including the likely slowdown in technology spending due to the recent global economic downturn;
•changes in end-customer, distributor or reseller requirements, or market needs;
•price competition;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers and strategic partnerships entered into by and between our competitors;
•changes in the mix of our products, subscriptions, and support, including changes in multi-year subscriptions and support;
•our ability to successfully and continuously expand our business domestically and internationally, particularly in the current global economic slowdown;
•changes in the growth rate of the enterprise security market;
•deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;
•our inability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channel;
•decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•changes in end-customer penetration or attach and renewal rates for our subscriptions;
•timing of revenue recognition and revenue deferrals;
•our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs, especially due to potential disruptions in our supply chain as a result of COVID-19;
•insolvency or credit difficulties confronting our end-customers, which could increase due to the effects of COVID-19 and adversely affect their ability to purchase or pay for our products and subscription and support offerings in a timely manner or at all, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;
•any disruption in our channel or termination of our relationships with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;
•our inability to fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers, which may be adversely affected by the effects of COVID-19;
•the cost and potential outcomes of litigation, which could have a material adverse effect on our business;

•seasonality or cyclical fluctuations in our markets;
•future accounting pronouncements or changes in our accounting policies;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar;
•political, economic and social instability caused by the referendum in June 2016, in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”) and the U.K. government subsequently notified the E.U. of its withdrawal, which is commonly referred to as “Brexit,” continued hostilities in the Middle East, terrorist activities, and any disruption from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate.
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
The sudden and significant global economic downturns could have an adverse effect on our business and operating results.

We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that could lead to a global recession. In addition, the instability in the global credit markets, the recent contraction of China’s economy, falling demand for oil and other commodities, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, uncertainties related to elections and changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets could continue to add uncertainty to global economic conditions.

These adverse conditions could result in reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, and increased price competition. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 17.4% and 29.6% in the nine months ended April 30, 2020 and the nine months ended April 30, 2019, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1,109.0 million as of April 30, 2020. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

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
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into three categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”), or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors, such as Check Point Software Technologies Ltd. (“Check Point”) and Fortinet, Inc., that offer a mix of network and endpoint security products; and
•small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platforms.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition and longer operating histories;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with distribution partners and end-customers;
•greater customer support resources;
•greater resources to make strategic acquisitions or enter into strategic partnerships;
•lower labor and development costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. These risks may increase due to COVID-19. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (particularly for large enterprise end-customers with lengthy sales cycles), our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of the fiscal quarter (including due to the effects of COVID-19), our failure to manage inventory to meet demand, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements (including new compliance requirements imposed by new or renegotiated trade agreements), revenue could fall below our expectations and the estimates of analysts for that quarter, which could adversely impact our business and operating results and cause a decline in the market price of our common stock.
Seasonality may cause fluctuations in our revenue.
We believe there are significant seasonal factors that may cause our second and fourth fiscal quarters to record greater revenue sequentially than our first and third fiscal quarters. We believe that this seasonality results from a number of factors, including:
•end-customers with a December 31 fiscal year-end choosing to spend remaining unused portions of their discretionary budgets before their fiscal year-end, which potentially results in a positive impact on our revenue in our second fiscal quarter;

•our sales compensation plans, which are typically structured around annual quotas and commission rate accelerators, which potentially results in a positive impact on our revenue in our fourth fiscal quarter;
•seasonal reductions in business activity during August in the United States, Europe and certain other regions, which potentially results in a negative impact on our first fiscal quarter revenue; and
•the timing of end-customer budget planning at the beginning of the calendar year, which can result in a delay in spending at the beginning of the calendar year potentially resulting in a negative impact on our revenue in our third fiscal quarter.
As we continue to grow, seasonal or cyclical variations in our operations may become more pronounced, and our business, operating results and financial position may be adversely affected.
If we are unable to hire, integrate, train, retain, and motivate qualified personnel and senior management, our business could suffer.
Our future success depends, in part, on our ability to continue to hire, integrate, train, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platforms. Additionally, any failure to hire, integrate, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Due to COVID-19, we slowed hiring in the third quarter of 2020, which could adversely affect our ability to retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations, including in reaction to COVID-19, may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, the decrease in the effectiveness of such services due to working remotely from home, or the ineffective management of any leadership transitions, especially within our sales organization, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.
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
Our growth strategy is dependent, in part, upon increasing sales of our products, services, subscriptions and offerings to new and existing medium and large enterprise end-customers. Sales to these end-customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:
•competition from competitors, such as Cisco, Check Point, and Juniper, that traditionally target larger enterprises, service providers, and government entities and that may have pre-existing relationships or purchase commitments from those end-customers;
•increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;
•more stringent requirements in our worldwide support contracts, including stricter support response times and penalties for any failure to meet support requirements; and
•longer sales cycles, particularly during the current economic slowdown and in some cases over 12 months, and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and subscriptions.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 69.1% of total revenue in the nine months ended April 30, 2020 and 62.2% of total revenue in nine months ended April 30, 2019. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The occurrence of any such problem in our products and subscriptions, whether real or perceived, could result in:
•expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;
•loss of existing or potential end-customers or channel partners;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and
•litigation, regulatory inquiries, or investigations, each of which may be costly and harm our reputation.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our channel partners with specific training and programs to assist them in selling our products, including subscriptions and support offerings, but there can be no assurance that these steps will be utilized or effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and subscriptions. We may not be able to incentivize these channel partners to sell our products and subscriptions to end-customers and, in particular, to large enterprises. These channel partners may also have incentives to promote our competitors’ products and may devote more resources to the marketing, sales, and support of competitive products. Our channel partners operations may also be negatively impacted by other effects COVID-19 is having on the global economy, such as increased credit risk of end customers and the uncertain credit markets. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot be certain that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or subscriptions to end-customers or violate laws or our corporate policies. If we fail to effectively manage our sales channels or channel partners, our ability to sell our products and subscriptions and operating results will be harmed.
If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security market, our competitive position and prospects will be harmed.
The enterprise security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. In 2019, we announced our new cloud security offerings, for securing access to the cloud (Prisma), and our security offerings for securing the future of security operations (Cortex). While we have historically been successful in developing, acquiring, and marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so and there can be no assurance that our new or future offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. In addition, COVID-19 and the resulting increase in customer demand for work-from-home technologies and other technologies have caused us to reprioritize our engineering and R&D efforts and there can be no assurance that any product enhancements or new features will be successful or address our end-customer needs.

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
Additionally, we must commit significant resources to developing new platform features and new cloud security, AI/analytics and other offerings before knowing whether our investments will result in products, subscriptions, and platform features the market will accept. The success of new platform features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and platform features from those of our competitors, and market acceptance of these products, services and platform features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, including our product enhancement efforts in connection with COVID-19, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in February 2017, we acquired LightCyber Ltd. (“LightCyber”), in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock Inc., in March 2019, we acquired Demisto, Inc., in June 2019, we acquired PureSec Ltd. (“PureSec”), in July 2019, we acquired Twistlock Ltd. (“Twistlock”), in September 2019, we acquired Zingbox, and in December 2019 we acquired Aporeto. In addition, in the third quarter of fiscal 2020 we acquired CloudGenix Inc. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our 2023 Notes or exercise of the related Warrants to our Notes, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily Flextronics International, Ltd. (“Flex”), our electronics manufacturing service provider (“EMS provider”), as our sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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
Our manufacturing partners typically fulfill our supply requirements on the basis of individual purchase orders. We do not have long-term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements and the prices we pay for manufacturing services could be increased on short notice. Our contract with Flex permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change manufacturing partners, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. COVID-19 has resulted in certain cases to cause delays and challenges in obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. Any production interruptions for any reason, such as a natural disaster, epidemic or pandemic such as COVID-19, capacity shortages, or quality problems, at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Our manufacturing partners procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and product management organizations, adjusted for overall market conditions. COVID-19 has made forecasting more difficult and we may experience increased challenges to our supply chain due to the unpredictability of COVID-19. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.
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
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or health risks, such as epidemics and pandemics like COVID-19, and as a result could impair the volume of components that we are able to obtain. Lead times for components may also be adversely impacted by factors outside of our control including COVID-19.
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
The sales prices for our products and subscriptions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs or pricing pressures as a result to the economic downturn resulting from COVID-19. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges in Europe, terrorist activities, and continued hostilities in the Middle East;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•the uncertainty of protection for intellectual property rights in some countries;
•greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration or foreign countries in response to regulatory changes adopted by the current administration;
•risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•greater risk of a failure of foreign employees, channel partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices, which non-compliance could include increased costs;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•management communication and integration problems resulting from cultural and geographic dispersion; and
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business and related impact on sales cycles.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of April 30, 2020, the total notional amount of our outstanding foreign currency forward contracts was $106.0 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We are exposed to the credit and liquidity risk of some of our channel partners and end-customers, and to credit exposure in weakened markets, which could result in material losses.

Most of our sales are made on an open credit basis. Beyond our open credit arrangements, we have also experienced demands for customer financing due to COVID-19 and our competitors’ offerings. The majority of these demands are currently facilitated by leasing and other financing arrangements provided by our distributors and resellers. To respond to this demand, we expect to increase our customer financing activities in the future.

We believe customer financing is a competitive factor in obtaining business. The loan financing arrangements provided by our distributors and resellers may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services.

Our exposure to the credit risks relating to the financing activities described above may increase if our customers are adversely affected by a global economic downturn or periods of economic uncertainty. Although we have programs in place with our distributors and resellers that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective in reducing the credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.

In the past, we have experienced non-material losses due to bankruptcies among customers. If these losses increase due to COVID-19 or global economic conditions, they could harm our business and financial condition. A material portion of our sales is derived through our distributors. For the nine months ended April 30, 2020, four distributors represented 69.1% of our total revenue, and as of April 30, 2020, four distributors represented 58.0% of our gross accounts receivable. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the third quarter of fiscal 2020, failure to do so in the future could have a material adverse effect on our business.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, including uncertainty in the current economic environment due to COVID-19, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, health risks and other catastrophic events, and to interruption by man-made problems such as terrorism.
Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, epidemics and pandemics such as COVID-19, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
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
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as COVID-19, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $125.47 to $251.11, as measured through May 14, 2020. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
•announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions or other events by us or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•news announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;
•significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•actual or anticipated changes in the expectations of securities analysts or investors, whether as a result of our forward- looking statements, our failure to meet such expectations or otherwise;
•inaccurate or unfavorable research reports about our business and industry published by securities analysts or reduced coverage of our company by securities analysts;
•litigation involving us, our industry, or both;
•actions instituted by activist shareholders or others;
•regulatory developments in the United States, foreign countries or both;
•major catastrophic events, such as COVID-19;
•sales or repurchases of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders;
•sales of our common stock by investors who view our 2023 Notes as a more attractive means of equity participation in us;
•hedging or arbitrage trading activity involving our common stock as a result of the existence of our 2023 Notes;
•departures of key personnel; or
•economic uncertainty around the world.
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
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. The repurchase authorization will expire on December 31, 2020. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which we entered into during the three months ended April 30, 2020. This ASR transaction is in addition to our share repurchase program. Although our board of directors has authorized a share repurchase program and an ASR transaction, they do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program and the ASR transaction could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, and the ASR transaction may not be consummated, which may result in a decrease in the price of our common stock.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with three-year staggered terms;
•authorize our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•provide our board of directors with the exclusive right to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director;
•prohibit our stockholders from taking action by written consent;

•specify that special meetings of our stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors;
•require the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws;
•authorize our board of directors to amend our bylaws by majority vote; and
•establish advance notice procedures with which our stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2020 to February 29, 2020(2)(3)	4.2	$189.61	4.2	$801.9
March 1, 2020 to March 31, 2020(2)	0.0	$159.43	0.0	$801.9
April 1, 2020 to April 30, 2020(2)	0.0	$194.38	0.0	$801.9
Total	4.2	$189.57	4.2
______________
(1) On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2020, and may be suspended or discontinued at any time. On February 24, 2020, we announced that our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction. This ASR is in addition to our above-mentioned share repurchase authorization.
(2) Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.
(3) Includes repurchases under our ASR transaction. During the three months ended April 30, 2020, we made an up-front payment of $1.0 billion pursuant to the ASR to receive an initial delivery of approximately 80% of the common stock, or 4.2 million shares valued at $800.0 million. The final number of shares of our common stock to be ultimately received under the ASR will be based upon the volume weighted average price of our common stock during the repurchase period, which is expected to be completed in our fourth quarter of fiscal 2020.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35594	3.2	February 25, 2020

10.1	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated February 26, 2020 between Palo Alto Networks, Inc. and Morgan Stanley & Co. LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2020 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File—(formatted as Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.
† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ KATHLEEN BONANNO
Kathleen Bonanno
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 21, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)