Form 10-K
period 2020-07-31
Palo Alto Networks Inc
filed 2020-09-04
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $22,950,644,677 as of January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 21, 2020, 96,373,294 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2020.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding the impacts on our business, the business of our customers, suppliers and partners, and the economy as a result of the global COVID-19 pandemic and related public health measures;
•expectations regarding drivers of and factors affecting growth in our business;
•the performance advantages of our products and subscription and support offerings and the potential benefits to our customers;
•trends in and expectations regarding billings, revenue (including our revenue mix), costs of revenue, gross margin, cash flows, interest expense, operating expenses (including future share-based compensation expense), income taxes, investment plans and liquidity;
•our ability to and expectation that we will continue to grow our installed end-customer base;
•expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services;
•our expectations regarding future investments in research and development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount;
•our ability to develop or acquire new product, subscription, and support offerings, improve our existing product, subscription, and support offerings, and increase the value of our product, subscription, and support offerings, including through deployment of new capabilities via security applications developed by third parties;
•our expectation that we will continue to expand internationally;
•our expectation that we will continue to renew existing contracts and increase sales to our existing customer base;
•seasonal trends in our results of operations;
•expected impact of the adoption of certain recent accounting pronouncements and the anticipated timing of adopting such standards;
•our expectation that we will expand our facilities or add new facilities as we add employees and enter new geographic markets and expectations related to charges incurred in connection with exiting our former headquarter facilities;
•our expectation that we will increase our customer financing activities;
•the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;
•future investments in product development, subscriptions, or technologies, and any related delays in the development or release of new product and subscription offerings;
•our ability to successfully acquire and integrate companies and assets, including closing The Crypsis Group acquisition;
•expectations and intentions with respect to the products and technologies that we acquire and introduce;
•the timing and amount of capital expenditures and share repurchases; and
•other statements regarding our future operations, financial condition and prospects, and business strategies.
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
ITEM 1. BUSINESS
General
Palo Alto Networks, Inc. is a global cybersecurity provider with a vision of a world where each day is safer and more secure than the one before. We were incorporated in 2005 and are headquartered in Santa Clara, California.
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks and devices with comprehensive visibility and context continuously across all locations. We deliver cybersecurity products covering a broad range of use cases, enabling our end-customers to secure their networks, remote workforce, access to the service edge, branch locations, public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers advanced prevention and security, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in three fundamental areas:
Secure the Enterprise:
•Secure the network through our ML-powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual and containerized appliances, as well as a cloud-delivered service, with Panorama management available as an appliance or as a virtual machine for the public or private cloud. This also includes security services such as Threat Prevention, WildFire, URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN and Data Loss Prevention that are delivered as SaaS subscriptions to our ML-powered Next-Generation Firewalls.
Secure the Cloud:
•Secure the cloud through our Prisma security offerings, such as Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), protecting applications, data and the entire cloud native technology stack, throughout the full development lifecycle and across multi- and hybrid- cloud environments, Prisma SaaS for protecting SaaS applications, Prisma Access, a comprehensive Secure Access Service Edge (“SASE”) offering, that, together with CloudGenix SD-WAN, securing SD-WAN to enable the cloud delivered branch, and VM-Series and CN-Series for in-line network security in multi- and hybrid- cloud environments.
Secure the Future:
•Secure the future of security operations through our Cortex security offerings, which includes Cortex XDR for prevention, detection and response, Cortex XSOAR for security orchestration, automation and response (“SOAR”), AutoFocus for threat intelligence, and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions.
Impact of COVID-19 on our Business
We are actively monitoring, evaluating and responding to developments relating to COVID-19, which has and is expected to result in continued significant global social and business disruption. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our work operations during fiscal 2020. We are conducting business as usual with restrictions to employee travel and transitioning of in-person marketing events to virtual formats, among other modifications. These changes will substantially remain in effect in the first quarter of fiscal 2021 and are likely to extend to future quarters. We will continue to actively monitor the situation and will make further changes to our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders. Our focus remains on the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology to our employees, end-customers and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 may curtail our end-customers' spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers and employees, actions that may be taken by governmental authorities and other factors identified in Part I, Item 1A "Risk Factors" in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Product, Subscription, and Support Offerings
Our products are available in the form of the product, subscription, and support offerings described below.
Firewall Appliances and Software. All of our firewall appliances and software incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across our entire product line. These features include: App-ID, User-ID, Content-ID, site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large scale data centers and service provider use. Our firewall appliances come in a physical form factor, in a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Google, Inc. (“Google”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments, as well as in a containerized form factor, called CN-Series.
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on an end-customer’s network, as well as in their instances in public or private cloud environments as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy-based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, virtual and containerized systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, SD-WAN, dynamic content updates, and software licenses. Panorama offers network security monitoring through the ability to view logs and run reports from all managed appliances and software in one location without the need to forward the logs and reliably expands log storage for long-term event investigation and analysis.
Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider end-customers.
Subscription Offerings. We offer a number of subscriptions as part of our portfolio. Of these subscription offerings, Threat Prevention, WildFire, URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN and Data Loss Prevention are sold as options to our firewall appliances and software, whereas AutoFocus, Prisma Access (formerly GlobalProtect cloud service), CloudGenix SD-WAN, Prisma Cloud (formerly Redlock Inc. (“RedLock”), Twistlock LTD. (“Twistlock”), PureSec Ltd. (“PureSec”) and Aporeto Inc. (“Aporeto”)), Prisma SaaS (formerly Aperture), Cortex Data Lake (formerly Logging Service), Cortex XDR (formerly Cortex XDR and Traps) and Cortex XSOAR (formerly Demisto Inc. (“Demisto”)) are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:
Secure the Enterprise:
•Threat Prevention. This subscription provides intrusion detection and prevention capabilities and blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. It includes mechanisms such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability and spyware “phone home” signatures, and workflows to manage popular open-source signature formats to extend our leading coverage.
•WildFire. This cloud-based or appliance-based subscription provides protection against targeted malware and advanced persistent threats and provides a near real-time analysis engine for detecting previously unseen malware while resisting attacker evasion techniques. The core component of this subscription is a sandbox environment that can operate on an end-customers’ private cloud or our public cloud, where files can be run and monitored for more than 100 behavioral characteristics that identify the file as malware. A machine learning module derived from the cloud sandbox environment is now delivered in-line on the ML-powered Next-Generation Firewalls to identify the majority of unknown threats without cloud connectivity. Once identified, whether in the cloud or in-line, preventive measures are automatically generated and delivered to all subscribed devices in seconds or less. By providing this as a cloud-based subscription, all of our end-customers benefit from malware found on any of our end-customer’s networks.
•URL Filtering. This subscription provides the uniform resource locator (“URL”) filtering capabilities of our portfolio. Our cloud-based URL filtering database consists of millions of URLs across many categories and is designed to analyze web traffic and prevent web-based threats such as phishing, malware, and command-and-control. The curated on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. Our cloud-delivered service features network-based phishing protection, including a machine learning module delivered inline on our ML-powered Next-Generation Firewalls. These machine learning techniques can detect and stop never before seen threats and evasive phishing before they reach users or endpoints. Native integration with our ML-

powered Next-Generation Firewalls eliminates the need for customers to deploy and manage their web security separately from network security.
•DNS Security. This cloud-based subscription uses machine learning to proactively block malicious domains and stops attacks in progress. Unlike other solutions, it does not require endpoint routing configurations to be maintained and therefore cannot be by-passed. It allows firewalls access to DNS signatures that are generated using advanced predictive analysis, machine learning, and malicious domain data from a growing threat intelligence sharing community of which we are a part. Expanded categorization of DNS traffic and comprehensive analytics allow deep insights into threats, empowering security personnel with the context to optimize their security posture.
•IoT Security. IoT Security is a new subscription on our ML-powered Next-Generation Firewalls with backward compatibility to older versions of PAN-OS. Using machine learning and our App-ID technology, it can accurately identify and classify various IoT and operational technology (“OT”) devices including never-been-seen-before devices, mission critical OT devices and unmanaged legacy systems. It uses machine learning to baseline normal behavior, identify anomalous activity, assess risk, and provide policy recommendations to allow trusted behavior with a new Device-ID policy construct on our ML-powered Next-Generation Firewalls. Our existing subscription-based security services have also been enhanced with IoT context to prevent threats on various devices, including IoT and OT devices.
•GlobalProtect. This appliance-based subscription provides protection for users of both traditional laptop and mobile devices. It expands the boundaries of the end-users’ physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Regardless of the operating systems, laptops, tablets and phones will stay connected to the corporate network when they are on a network of any kind and as a result, are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.
•SD-WAN. Our SD-WAN subscription is now integrated with PAN-OS, so that our end-customers can get the security features of our PAN-OS ML-powered Next Generation Firewall together with SD-WAN functionality. The SD-WAN overlay supports dynamic, intelligent path selection based on the applications, services and conditions of the links that each application or service is allowed to use, allowing applications to be prioritized based on criteria such as whether the application is mission-critical, latency-sensitive, or meets certain health criteria.
•Data Loss Prevention. Our Enterprise Data Loss Prevention service is a cloud service that provides consistent, reliable protection of sensitive data, such as personally identifiable information (PII) and intellectual property, for all traffic types, applications, and users. Native integration with our products makes it simple to deploy, and advanced machine learning minimizes management complexity. Enterprise DLP allows organizations to consistently discover, classify, monitor, and protect sensitive data, wherever it may reside. It helps minimize the risk of a data breach both on-premises and in the cloud—such as in Office/Microsoft 365™, Salesforce®, and Box—and assists in meeting stringent data privacy and compliance regulations, including GDPR, CCPA, PCI DSS, HIPAA, and others.
Secure the Cloud:
•Prisma Cloud. Prisma Cloud is the industry’s most comprehensive CNSP, securing public clouds and cloud native applications. Prisma Cloud delivers cloud security posture management and a cloud workload protection platform that provides comprehensive visibility and threat detection across an organization's hybrid, multi-cloud infrastructure.
•Prisma SaaS. Prisma SaaS is a multi-mode, cloud access security broker service that helps govern sanctioned SaaS application usage across all users and helps prevent breaches and non-compliance. Specifically, the service enables the discovery and classification of data stored across the supported SaaS applications, protects sensitive data from accidental exposure, identifies and protects against known and unknown malware, and performs user activity monitoring to identify potential misuse or data exfiltration. It delivers complete visibility and granular enforcement across all user, folder, and file activity within sanctioned SaaS applications.
•Prisma Access. This cloud-based subscription enables our end-customers to utilize the preventive capabilities of our portfolio to secure remote offices and mobile users, providing consistent protection across globally distributed network and cloud environments without the need for firewall appliances or software in the remote locations. With this offering, our end-customers can quickly and easily add or remove remote locations and users, and establish and adjust security policies as needed, using a multi-tenant, cloud-based security infrastructure that we operate on their behalf.
•CloudGenix SD-WAN. Our CloudGenix SD-WAN solution is a next-generation SD-WAN solution that makes the secure cloud-delivered branch possible. Unlike legacy SD-WAN solutions that introduce cost and complexity, Our CloudGenix

SD-WAN ensures exceptional user experience with app defined policies and simplifies network and security operations using machine learning and automation.
Secure the Future:
•Cortex XDR. This cloud-based subscription enables organizations to identify and stop the most sophisticated attacks by applying AI and machine learning to context rich network, endpoint, and cloud data, to quickly find and stop targeted attacks, insider abuse, and compromised endpoints. Cortex XDR is comprised of XDR Prevent and XDR Pro. XDR Prevent delivers enterprise class endpoint security focused on preventing attacks. XDR Pro encompasses endpoint detection and response (“EDR”) and cross-data source analytics including network and identity data. These capabilities build on each other, such that a customer can start with XDR Prevent, then upgrade to XDR Pro for EDR and then upgrade to XDR Pro for cross-data source analytics.
•Cortex XSOAR. Available as a cloud-based subscription or an on-premises appliance, Cortex XSOAR is the industry’s first extended SOAR offering that unifies playbook automation, case management, real-time collaboration, and threat intelligence management to serve security teams across the incident lifecycle. With Cortex XSOAR, security teams can standardize processes, automate repeatable tasks and manage incidents across their security product stack to improve response time and analyst productivity. Cortex XSOAR is powered by our machine learning bot, DBot, which ingests information about indicators to determine if they are malicious. It learns from the real-life analyst interactions and past investigations to help SOC teams with analyst assignment suggestions, playbook enhancements, and best next steps for investigations.
•AutoFocus. This cloud-based subscription provides threat intelligence capabilities to our end-customers’ security operations teams. Indicators of compromise and anomalies that occur on an end-customer’s network can be correlated with similar data that has been centrally collected from all our participating end-customers. This offers our end-customers priority alerts, deep attack context, and high-fidelity threat intelligence across millions of malware samples and tens of billions of file artifacts. This includes a direct pipeline to actionable intelligence from Unit 42, our threat research team. AutoFocus can inform users if adversaries and campaigns discovered by Unit 42 have targeted the end-user’s network, or similar networks.
•Cortex Data Lake. This cloud-based subscription allows our customers to collect large amounts of context-rich enhanced network logs generated by our security offerings, including those of our ML-powered Next-Generation Firewalls, Prisma Access subscription, and Cortex XDR subscription, without needing to plan for local data storage.
Support. We offer Standard Support, Premium Support, four-hour Premium Support and Platinum Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (“ASC”) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer an annual subscription-based Service Account Management (“SAM”) service that provides support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for both hardware and software in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Professional Services. Professional services are delivered directly by us and through our authorized channel partners to our end-customers and include on-location and remote, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include architecture design and planning, configuration, and firewall migrations, as well as Prisma and Cortex deployments. Our education services provide online and in-classroom training and are also primarily delivered through our authorized training partners.
Technology
We provide comprehensive and integrated cybersecurity solutions with a portfolio that eliminates the need for siloed security products.
ML-powered Next-Generation Firewall. Our ML-powered Next-Generation Firewalls embed machine learning in the core of the firewall, empowering our customers to stay ahead of new emerging threats, see and secure their entire enterprise, including IoT, and support speed and error reduction with automatic policy recommendations. Our ML-Powered Next-Generation Firewalls extend visibility and security to all devices connecting to an end-user’s network, including unmanaged IoT devices without the need to deploy additional sensors. Our ML-powered Next-Generation Firewalls inspect all traffic defined by the end-users policies, including all applications, threats, and content, and tie that traffic to the user, regardless of location or device type. The user, application, devices and content—the elements that run a business—become integral components of an enterprise's security policy via our User-ID, App-ID, Device-ID and Content-ID technology. As a result, security aligns with business policies as well as write rules that are easy to understand and maintain. Our ML-powered Next-Generation Firewalls can be deployed in multiple form factors, including hardware, software and cloud service, all managed centrally.

Prisma Access. Prisma Access is a SASE technology that helps organizations deliver consistent security to remote networks and mobile users. Located in more than 100 locations around the world in 76 countries, Prisma Access consistently inspects all traffic across all ports and provides bidirectional networking to enable branch-to-branch and branch-to-headquarter traffic.
Delivering protection at scale, Prisma Access provides global coverage so teams do not have to worry about sizing and deploying hardware firewalls at the branch. Prisma Access uses Cortex Data Lake for centralized analysis, reporting, and forensics.
CloudGenix SD-WAN. CloudGenix SD-WAN provides deep application visibility, with Layer 7 intelligence for network policy creation and traffic engineering, ensuring exceptional user experience by enabling network teams to deliver Service Level Agreements (“SLA”s) for all apps including Cloud, SaaS and Unified communication as a Service (“UCaaS”). Machine learning and data science methodologies automate operations and problems avoidance to simplify network operations and reduce network trouble tickets.
Prisma Cloud. Prisma Cloud is a unified CNSP with broad security and compliance coverage for the entire cloud across hybrid and multi-cloud environments. Prisma Cloud protects cloud native applications and data spanning hosts, containers, serverless deployments, storage, and other platform as a Service (“PaaS”) offerings across cloud platforms. It dynamically discovers resources as they are deployed and correlates data cloud services (resource configurations, flow logs, audit logs, host and container logs, etc.) to provide security and compliance insights for cloud applications. It uses machine learning to profile user, workload, and app behaviors to prevent advanced threats.
Prisma Cloud integrates with continuous integration and continuous development (“CI/CD”) tool chains to provide full lifecycle vulnerability management, infrastructure-as-code scanning, runtime defense, and cloud native firewalling. With a comprehensive library of compliance frameworks, it vastly simplifies the task of maintaining compliance. Prisma Cloud provides this through deep context-sharing that spans infrastructure, PaaS, users, development platforms, data, and application workloads. Seamless integration with security orchestration tools ensures rapid remediation of vulnerabilities.
Prisma SaaS. Prisma SaaS enables safe cloud adoption by providing visibility, compliance controls, and security for cloud applications and sensitive data. It helps minimize the use of shadow IT, secure access to corporate SaaS applications and mitigate the risk of a data breach in the cloud.
Cortex XDR. Cortex XDR is an industry recognized extended detection and response offering that integrates endpoint, network, and cloud data to stop sophisticated attacks. Going beyond EDR, Cortex XDR detects the most complex threats using analytics across key data sources and reveals the root cause, reducing investigation time eighty eight percent compared to manual processes.
Cortex XSOAR. Cortex XSOAR improves SOC efficiency with an industry recognized extended SOAR offering. Security leaders can transform every aspect of their operations with a comprehensive, unified approach to case management, automation, real-time collaboration, and threat intelligence management. Cortex XSOAR enables security teams to manage alerts across all sources, standardize any processes with playbooks, take action on threat intelligence, and automate response for every security use case, and use of which has resulted, for many of our customers, in significantly faster SOC response times and a significant reduction in alerts to the SOC which require human intervention.
Certifications. Many of our products have been awarded Federal Information Processing Standard (“FIPS”) 140-2 Level 2, Common Criteria/National Information Assurance Partnership (“NIAP”) Evaluation Assurance Level (“EAL”) 2, Common Criteria/NIAP EAL4+, Network Equipment-Building System (“NEBS”), and ICSA Firewall certifications.
Research and Development
Our research and development efforts are focused on developing new hardware and software and on enhancing and improving our existing product and subscription offerings. We believe that hardware and software are both critical to expanding our leadership in the enterprise security market. Our engineering team has deep networking, endpoint, and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape. We supplement our own research and development efforts with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2020, we introduced several new offerings, including: PAN-OS 10.0 with over 70 new features; our new ML-powered Next-Generation Firewalls; and our Cortex XSOAR solution that redefines security orchestration and automation with integrated threat intelligence management. Additionally, we acquired productive investments that fit well within our long-term strategy. For example, we acquired Zingbox, Inc. (“Zingbox”), which we believe will accelerate our delivery of IoT security through our ML-powered Next-Generation Firewall and Cortex products, Aporeto, which we believe will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud and CloudGenix Inc. (“CloudGenix”), which we believe will strengthen our SASE offering.
We plan to continue to significantly invest in our research and development effort as we evolve and extend the capabilities of our portfolio.

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
Competition
We operate in the intensely competitive enterprise security market that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into five categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”) or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and Zscaler, Inc. (“Zscaler”) that offer a mix of network and endpoint security products;
•startups and single-vertical vendors that offer independent or emerging solutions in network;
•public cloud vendors and startups that offer solutions for cloud security (private, public and hybrid cloud); and
•large and small companies, such as Crowdstrike, Inc (“Crowdstrike”) that offer solutions for security operations and endpoint security.
As our market grows, it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.
The principal competitive factors in our market include:
•product features, reliability, performance, and effectiveness;
•product line breadth, diversity, and applicability;
•product extensibility and ability to integrate with other technology infrastructures;
•price and total cost of ownership;
•adherence to industry standards and certifications;
•strength of sales and marketing efforts; and
•brand awareness and reputation.
We believe we generally compete favorably with our competitors on the basis of these factors as a result of the features and performance of our portfolio, the ease of integration of our products with technological infrastructures, and the relatively low total cost of ownership of our products. However, many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, more diversified product lines, and larger and more mature intellectual property portfolios.
Sales, Customer Support and Marketing
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our portfolio of products for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. No single end-customer accounted for more than 10% of our total revenue in fiscal 2020, 2019, or 2018.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30-90 days written notice prior to the renewal date, and payment to us from the channel partner within 30-45 calendar days of the date we issue an invoice for such sales. For fiscal 2020, 68.8% of our total revenue was derived from sales to four distributors.
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
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To ensure optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2020, we had more than 5,600 channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our portfolio and driving pipeline and end-customer demand. Our marketing team consists primarily of product marketing, brand, demand, field, communications, including analyst relations and digital and analytics functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate web site and partner portal, trade shows and conferences, analyst relationships, customer advocacy, and customer awareness. Every year we organize our end-customer conference “Ignite.” We also publish threat intelligence research such as the Unit 42 Cloud Threat Report and the Unit 42 IoT Threat Report, which are based on data from our global threat intelligence team, Unit 42. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
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
Employees
As of July 31, 2020, we had 8,014 employees. Competition for qualified personnel in our industry is intense, and we believe that our future success depends in part on our continued ability to hire, motivate, and retain such personnel.
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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, and operating results could be materially adversely affected, and the market price of our common stock could decline. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.
Risks Related to Our Business and Our Industry
The recent global COVID-19 outbreak could harm our business and results of operations.
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which is planned to continue through the first quarter of fiscal 2021 and is likely to expand into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our actual or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; changes in the demand of our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap; and delays or possible disruptions in our supply chain. As a result, we may experience extended sales cycles; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
More generally, the outbreak has not only significantly and adversely increased economic and demand uncertainty, but it has caused a global economic slowdown, and it is likely that it will cause a global recession which could likely decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2019 to the end of fiscal 2020, our headcount increased from 7,014 to 8,014 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
We may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, disrupt our existing end-customer relationships, reduce demand for or limit us to smaller deployments of our products, or harm our business performance and operating results.
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
•our ability to manage cloud hosting costs and scale the cloud-based subscription offerings;
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
•political, economic and social instability caused by the referendum in June 2016, in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”) and the U.K. government subsequently notified the E.U. of its withdrawal, which is commonly referred to as “Brexit,” continued hostilities in the Middle East, terrorist activities, and any disruption from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the expected global economic slowdown and potential global recession caused by the COVID-19 pandemic.
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
The sudden and significant global economic downturn could have an adverse effect on our business and operating results.
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
We have experienced revenue growth rates of 17.5% and 27.5% in fiscal 2020 and fiscal 2019, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.2 billion as of July 31, 2020. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our portfolio with existing end-customers and create demand for our new offerings, including cloud security, AI and analytics offerings. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into five categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”) or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and Zscaler, Inc. (“Zscaler”) that offer a mix of network and endpoint security products;
•startups and single-vertical vendors that offer independent or emerging solutions in network;
•public cloud vendors and startups that offer solutions for cloud security (private, public and hybrid cloud); and
•large and small companies, such as Crowdstrike, Inc (“Crowdstrike”) that offer solutions for security operations and endpoint security.
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
•lower labor and development costs;
•newer or disruptive products or technologies;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources.
In addition, some of our larger competitors have substantially broader and more diverse product and services offerings, which may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products and subscriptions, including through selling at zero or negative margins, offering concessions, product bundling, or a closed technology offering. Many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.
Organizations that use legacy products and services may believe that these products and services are sufficient to meet their security needs or that our offerings only serve the needs of a portion of the enterprise security market. Accordingly, these organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking and security products. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier such as us regardless of product performance, features, or greater services offerings or may be more willing to incrementally add solutions to their existing security infrastructure from existing suppliers than to replace it wholesale with our solutions.

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
As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (particularly for large enterprise end-customers with lengthy sales cycles), our logistics partners’ inability to ship products prior to fiscal quarter-end to fulfill purchase orders received near the end of a fiscal quarter (including due to the effects of COVID-19), our failure to manage inventory to meet demand, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements (including new compliance requirements imposed by new or renegotiated trade agreements), revenue could fall below our expectations and the estimates of analysts for that quarter, which could adversely impact our business and operating results and cause a decline in the market price of our common stock.
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
Our future success depends, in part, on our ability to continue to hire, integrate, train, and retain qualified and highly skilled personnel. We are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our offerings. Additionally, any failure to hire, integrate, train, and adequately incentivize our sales personnel or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is often intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. Due to COVID-19, we slowed hiring in the third quarter of 2020, which could adversely affect our ability to retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations, including in reaction to COVID-19, may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting.
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
Our growth strategy is dependent, in part, upon increasing sales of our products, services, subscriptions and offerings to new and existing medium and large enterprise end-customers. Sales to these end-customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:
•competition from competitors, such as Cisco and Check Point, that traditionally target larger enterprises, service providers, and government entities and that may have pre-existing relationships or purchase commitments from those end-customers;
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 68.8% of total revenue in fiscal 2020, 62.2% of total revenue in fiscal 2019, and 61.3% of total revenue in fiscal 2018. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our channel partners with specific training and programs to assist them in selling our products, including subscriptions and support offerings, but there can be no assurance that these steps will be utilized or effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and subscriptions. We may not be able to incentivize these channel partners to sell our products and subscriptions to end-customers and in particular, to large enterprises. These channel partners may also have incentives to promote our competitors’ products and may devote more resources to the marketing, sales, and support of competitive products. Our channel partners operations may also be negatively impacted by other effects COVID-19 is having on the global economy, such as increased credit risk of end-customers and the uncertain credit markets. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot be certain that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or subscriptions to end-customers or violate laws or our corporate policies. If we fail to effectively manage our sales channels or channel partners, our ability to sell our products and subscriptions and operating results will be harmed.
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

The technology in our portfolio is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new features and related enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. The development of our portfolio is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new features. If we experience unanticipated delays in the availability of new products, features, and subscriptions, and fail to meet customer expectations for such availability, our competitive position and business prospects will be harmed.
Additionally, we must commit significant resources to developing new features and new cloud security, AI/analytics and other offerings before knowing whether our investments will result in products, subscriptions, and features the market will accept. The success of new features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and features from those of our competitors, and market acceptance of these products, services and features. Moreover, successful new product introduction and transition depends on a number of factors including, our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, including our product enhancement efforts in connection with COVID-19, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
Our current research and development efforts may not produce successful products, subscriptions, or features that result in significant revenue, cost savings or other benefits in the near future, if at all.
Developing our products, subscriptions, features, and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products, subscriptions, or features, or may result in products, subscriptions, or features that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product and subscription opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and operating results.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock, in March 2019, we acquired Demisto, in June 2019, we acquired PureSec, in July 2019, we acquired Twistlock, in September 2019, we acquired Zingbox, in December 2019, we acquired Aporeto and in April 2020, we acquired CloudGenix. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.

Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily Flex, our EMS provider, as our sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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
Our manufacturing partners procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and product management organizations, adjusted for overall market conditions. COVID-19 has made forecasting more difficult and we may experience increased challenges to our supply chain due to the unpredictability of the impacts of COVID-19. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast, we provide to our manufacturing partners, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels may lead to shortages that result in delayed product revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.

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
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or, we could be forced to expedite shipment of such components or our products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
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
The sales prices for our products and subscriptions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs or pricing pressures as a result to the economic downturn resulting from COVID-19. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products could decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, there has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar increases the real cost of our products to our end-customers outside of the United States and may lead to delays in the purchase of our products, subscriptions, and support, and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $443.6 million. For more information on our hedging transactions, refer to Note 5. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
In the past, we have experienced non-material losses due to bankruptcies among customers. If these losses increase due to COVID-19 or global economic conditions, they could harm our business and financial condition. A material portion of our sales is derived through our distributors. For fiscal 2020, four distributors represented 68.8% of our total revenue and as of July 31, 2020, one distributor represented 31.5% of our gross accounts receivable. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in fiscal 2020, failure to do so in the future could have a material adverse effect on our business.
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
Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products and subscriptions infringe the intellectual property rights of third parties. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products and subscriptions. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. A successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties, or other fees. Any of these events could seriously harm our business, financial condition, and operating results.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or subscriptions or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and end-customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached. We cannot guarantee that any of the measures we have taken will prevent misappropriation of our technology. Because we may be an attractive target for computer hackers, we may have a greater risk of unauthorized access to, and misappropriation of, our proprietary information. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, we may need to take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date. Any of these events would have a material adverse effect on our business, financial condition, and operating results.
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
As a result of various of our acquisitions, including Secdo, PureSec and Twistlock, we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel in the past few years. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance, than E.U. laws that previously applied. The GDPR requires, among other things, that personal data only be transferred outside of the E.U. to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge. We are in the process of analyzing the recent “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms. The effects of this decision are highly uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
In the U.K., a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how this act and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated after Brexit.
California recently enacted the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our portfolio improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in June 2014, we issued our 2019 Notes (the “2019 Notes”), in July 2018, we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes”). None of our 2019 Notes remained outstanding as of July 31, 2019. However, any conversion of the outstanding 2023 Notes and 2025 Notes (the “2023 Notes” together with the “2025 Notes”, the “Notes”) into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The holders of our Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of our Notes, repurchase our Notes upon a fundamental change or repay our Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our Notes.
We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g. a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make payments.
In addition, our ability to repurchase or to pay cash upon conversion of our Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase our Notes at a time when the repurchase is required by the applicable indenture governing such Notes or to pay cash upon conversion of such Notes as required by the applicable indenture would constitute a default under the indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Notes or to pay cash upon conversion of our Notes.
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on our Notes when due.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of such indenture governing our Notes that could have the effect of diminishing our ability to make payments on our Notes when due. While the terms of any future indebtedness we may incur could restrict our ability to incur additional indebtedness, any such restrictions will indirectly benefit holders of our Notes only to the extent any such indebtedness or credit facility is not repaid or does not mature while our Notes are outstanding.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $275.03 to $125.47 per share, as measured through August 21, 2020. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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
•sales of our common stock by investors who view our Notes as a more attractive means of equity participation in us;
•hedging or arbitrage trading activity involving our common stock as a result of the existence of our Notes;
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
In connection with the sale of our 2019 Notes, 2023 Notes and 2025 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with certain counterparties. In connection with each such sale of the Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “Warrants”) for the purchase of our common stock. The Note Hedges for our 2019 Notes have expired. The Note Hedges for our 2023 Notes and 2025 Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of our Notes and/or offset any cash payments we are required to make in excess of the principal amount of any such converted Notes. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants unless, subject to certain conditions, we elect to cash settle such Warrants.
The applicable counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the outstanding Notes (and are likely to do so during any applicable observation period related to a conversion of our Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or our Notes, which could affect a note holder’s ability to convert its Notes and, to the extent the activity occurs during any observation period related to a conversion of our Notes, it could affect the amount and value of the consideration that the note holder will receive upon conversion of our Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our Notes or our common stock. In addition, we do not make any representation that the counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our Notes, the settlement of our Warrants related to each such series of Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated, or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. The repurchase authorization will expire on December 31, 2020. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which was completed in fiscal 2020. This ASR transaction is in addition to our share repurchase program. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
While we were able to determine in our management’s report for fiscal 2020 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
Our charter documents and Delaware law, as well as certain provisions contained in the indentures governing our Notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of management. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Additionally, certain provisions contained in the indenture governing our Notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions contained in the indenture governing our Notes also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Santa Clara, California where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease space for personnel in Israel. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 11. Leases in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases. Additionally, we own 5.8 acres of land adjacent to our headquarters in Santa Clara, California, which we intend to develop to accommodate future expansion, the speed of which development has been slowed due to the current environment.
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
ITEM 3. LEGAL PROCEEDINGS
The information set forth under the “Litigation” subheading in Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.0001 par value per share, began trading on the NYSE on July 20, 2012, where its prices are quoted under the symbol “PANW.”
Holders of Record
As of August 21, 2020, there were 151 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Recent Sale of Unregistered Securities
During fiscal 2020, we issued a total of 22,724 shares of our unregistered common stock in connection with the acquisition of Zingbox (“Zingbox Transaction”) and a total of 11,983 shares of our unregistered common stock in connection with the acquisition of Aporeto (“Aporeto Transaction”).
None of the Zingbox Transaction or Aporeto Transaction involved any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the securities pursuant to the Zingbox Transaction, were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the Zingbox Transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
During fiscal 2020, we also issued 2.0 million shares of our common stock to certain financial counterparties that were holders of warrants that we issued in connection with the issuance of our 2019 Notes. The shares of common stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended July 31, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2020 to May 31, 2020(2)	0.0	$195.15	0.0	$801.9
June 1, 2020 to June 30, 2020(2)(3)	1.0	$209.28	1.0	$801.9
July 1, 2020 to July 31, 2020(2)	0.0	$251.79	0.0	$801.9
Total	1.0	$209.82	1.0
______________
(1) On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program which will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2020 and may be suspended or discontinued at any time. On February 24, 2020, we announced that our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which was completed in fiscal 2020. This ASR was in addition to our above-mentioned share repurchase authorization.

(2) Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.
(3) Includes repurchases under our ASR transaction. During the three months ended July 31, 2020, we purchased approximately 1.0 million shares out of the 5.2 million shares of our common stock purchased under the ASR transaction, to conclude the program.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2020. This performance graph assumes $100 was invested on July 31, 2015, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Palo Alto Networks, Inc. Comparison of Total Return Performance
200
175
150
125
100
75
50
Index Value
Jul 15
Jul 16
Jul 17
Jul 18
Jul 19
Jul 20
Period Ending
PANW
NYSE Composite Index
NYSE Arca Tech 100 Index

Company/Index	7/31/2015	7/31/2016	7/31/2017	7/31/2018	7/31/2019	7/31/2020
Palo Alto Networks, Inc.	$100.00	$70.44	$70.91	$106.69	$121.91	$137.72
NYSE Composite Index	$100.00	$99.11	$109.97	$119.12	$120.07	$114.54
NYSE Arca Tech 100 Index	$100.00	$101.00	$124.57	$155.55	$167.37	$193.31

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated statement of operations data for fiscal 2020, 2019, and 2018 and consolidated balance sheet data as of July 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2017 and 2016 and consolidated balance sheet data as of July 31, 2018, 2017, and 2016 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended July 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Selected Consolidated Statements of Operations Data:
Total revenue(1)	$3,408.4	$2,899.6	$2,273.6	$1,755.1	$1,378.5
Total gross profit(1)	2,408.9	2,091.2	1,628.5	1,278.7	1,008.5
Operating loss(1)	(179.0)	(54.1)	(104.2)	(165.8)	(157.3)
Net loss(1)	$(267.0)	$(81.9)	$(122.2)	$(203.0)	$(192.7)
Net loss per share, basic and diluted(1)	$(2.76)	$(0.87)	$(1.33)	$(2.24)	$(2.21)
Weighted-average shares used to compute net loss per share, basic and diluted	96.9	94.5	91.7	90.6	87.1

	July 31,
	2020	2019	2018	2017	2016
	(in millions)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,958.0	$961.4	$2,506.9	$744.3	$734.4
Investments	1,344.2	2,417.1	1,444.0	1,420.0	1,204.0
Working capital(1)(2)	2,437.5	1,611.5	2,036.8	818.1	927.2
Total assets(1)	9,065.4	6,592.2	5,948.9	3,538.5	2,858.2
Total deferred revenue(1)	3,810.2	2,888.7	2,279.3	1,692.4	1,240.8
Convertible senior notes, net(2)	3,084.1	1,430.0	1,920.1	524.7	500.2
Long-term operating lease liabilities(3)	336.6	—	—	—	—
Common stock and additional paid-in capital	2,259.2	2,490.9	1,967.4	1,599.7	1,515.5
Total stockholders’ equity(1)	$1,101.8	$1,586.3	$1,160.3	$927.8	$894.9
______________
(1)The amounts for fiscal 2018 and 2017 have been adjusted due to our adoption of the new revenue recognition standard. Fiscal year 2016 has not been adjusted.
(2)The net carrying amount of the 2019 Notes was classified as a current liability in our consolidated balance sheets as of July 31, 2018 and was classified as a long-term liability for all other prior periods presented. The net carrying amounts of the 2023 Notes and 2025 Notes were classified as a long-term liability in the periods they were presented. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
(3)We adopted the new lease accounting standard effective August 1, 2019 on a modified retrospective basis, under which financial results reported in periods prior to fiscal 2020 were not adjusted.

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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2020 to 2019. For discussion and analysis related to our financial results comparing fiscal 2019 to 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2019, which was filed with the Securities and Exchange Commission on September 9, 2019.
•Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.
•Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2020, including expected payment schedules.
•Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.
•Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks and devices with comprehensive visibility and context continuously across all locations. We deliver cybersecurity products covering a broad range of use cases, enabling our end-customers to secure their networks, remote workforce, access to the service edge, branch locations, public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers advanced prevention and security, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in three fundamental areas:
Secure the Enterprise:
•Secure the network through our ML-powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual and containerized appliances, as well as a cloud-delivered service, with Panorama management available as an appliance or as a virtual machine for the public or private cloud. This also includes security services such as Threat Prevention, WildFire, URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN and Data Loss Prevention that are delivered as SaaS subscriptions to our ML-powered Next-Generation Firewalls.
Secure the Cloud:
•Secure the cloud through our Prisma security offerings, such as Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), protecting applications, data and the entire cloud native technology stack, throughout the full development lifecycle and across multi- and hybrid- cloud environments, Prisma SaaS for protecting SaaS applications, Prisma Access, a comprehensive Secure Access Service Edge (“SASE”) offering, that, together with CloudGenix SD-WAN, securing SD-WAN to enable the cloud delivered branch, and VM-Series and CN-Series for in-line network security in multi- and hybrid- cloud environments. CloudGenix SD-WAN autonomous networking and integrated security is available as a combination of physical, virtual and cloud-delivered appliances and services.
Secure the Future:
•Secure the future of security operations through our Cortex security offerings, which includes Cortex XDR for prevention, detection and response, Cortex XSOAR for security orchestration, automation and response (“SOAR”),

AutoFocus for threat intelligence, and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions.
For fiscal 2020 and 2019, total revenue was $3.4 billion and $2.9 billion, respectively, representing year-over-year growth of 17.5%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of July 31, 2020, we had end-customers in over 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $1.1 billion or 31.2% of total revenue for fiscal 2020, representing a slight decrease year-over-year of 2.9%. Product revenue is generated from sales of our appliances, primarily our ML-powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual and containerized appliances. Our ML-powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments and in our CN-Series container firewalls, which secures container environments and traffic.
Our subscription and support revenue grew to $2.3 billion or 68.8% of total revenue for fiscal 2020, representing year-over-year growth of 30.0%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual or container firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis.
We continue to invest in innovation and acquire businesses as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2020, we introduced several new offerings, including: PAN-OS 10.0 with over 70 new features; our new ML-powered Next-Generation Firewalls; and our Cortex XSOAR solution that redefines security orchestration and automation with integrated threat intelligence management. Additionally, we acquired productive investments that fit well within our long-term strategy. For example, in September 2019, we acquired Zingbox, which we believe will accelerate our delivery of IoT security through our Next-Generation Firewall and Cortex offerings; in December 2019, we acquired Aporeto, which we believe will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud; and in April 2020, we acquired CloudGenix, which we believe will strengthen our SASE offering.
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our portfolio and support offerings within existing end-customers, and focus on end-customer satisfaction. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K.
Impact of COVID-19 on our Business
We are actively monitoring, evaluating and responding to developments relating to COVID-19, which has and is expected to result in continued significant global social and business disruption. As described in “Impacts of COVID-19 on our Business” included in Part I, Item 1 Business in this Annual Report, we have made some changes to our business that include instituting a global work-from-home policy beginning in March 2020 that did not incur significant disruptions in our work operations during fiscal 2020. We will continue to actively monitor the situation and will make further changes to our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders. Our focus remains on the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology to our employees, end-customers and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 may curtail our end-customers' spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers and employees, actions that may be taken by governmental authorities and other factors identified in Part I, Item 1A "Risk Factors" in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	July 31,
	2020	2019
	(in millions)
Total deferred revenue	$3,810.2	$2,888.7
Cash, cash equivalents, and investments	$4,302.2	$3,378.5

	Year Ended July 31,
	2020	2019	2018
	(dollars in millions)
Total revenue	$3,408.4	$2,899.6	$2,273.6
Total revenue year-over-year percentage increase	17.5%	27.5%	29.5%
Gross margin	70.7%	72.1%	71.6%
Operating loss	$(179.0)	$(54.1)	$(104.2)
Operating margin	(5.3)%	(1.9)%	(4.6)%
Billings	$4,301.7	$3,489.8	$2,856.2
Billings year-over-year percentage increase	23.3%	22.2%	26.8%
Cash flow provided by operating activities	$1,035.7	$1,055.6	$1,038.1
Free cash flow (non-GAAP)	$821.3	$924.4	$926.1

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
•Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business. We believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of shipment, provided that all other conditions for revenue recognition have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near-term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Year Ended July 31,
	2020	2019	2018
	(in millions)
Billings:
Total revenue	$3,408.4	$2,899.6	$2,273.6
Add: change in total deferred revenue, net of acquired deferred revenue	893.3	590.2	582.6
Billings	$4,301.7	$3,489.8	$2,856.2

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

	Year Ended July 31,
	2020	2019	2018
	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,035.7	$1,055.6	$1,038.1
Less: purchases of property, equipment, and other assets	214.4	131.2	112.0
Free cash flow (non-GAAP)	$821.3	$924.4	$926.1
Net cash provided by (used in) investing activities	$288.0	$(1,825.9)	$(520.0)
Net cash provided by (used in) financing activities	$673.0	$(773.9)	$1,245.6

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2020		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in millions)
Revenue:
Product	$1,064.2	31.2%	$1,096.2	37.8%	$879.8	38.7%
Subscription and support	2,344.2	68.8%	1,803.4	62.2%	1,393.8	61.3%
Total revenue	3,408.4	100.0%	2,899.6	100.0%	2,273.6	100.0%
Cost of revenue:
Product	294.4	8.6%	315.9	10.9%	272.4	12.0%
Subscription and support	705.1	20.7%	492.5	17.0%	372.7	16.4%
Total cost of revenue(1)	999.5	29.3%	808.4	27.9%	645.1	28.4%
Total gross profit	2,408.9	70.7%	2,091.2	72.1%	1628.5	71.6%
Operating expenses:
Research and development	768.1	22.5%	539.5	18.6%	400.7	17.6%
Sales and marketing	1,520.2	44.7%	1,344.0	46.4%	1074.2	47.3%
General and administrative	299.6	8.8%	261.8	9.0%	257.8	11.3%
Total operating expenses(1)	2,587.9	76.0%	2,145.3	74.0%	1732.7	76.2%
Operating loss	(179.0)	(5.3)%	(54.1)	(1.9)%	(104.2)	(4.6)%
Interest expense	(88.7)	(2.6)%	(83.9)	(2.9)%	(29.6)	(1.3)%
Other income, net	35.9	1.1%	63.4	2.2%	28.5	1.3%
Loss before income taxes	(231.8)	(6.8)%	(74.6)	(2.6)%	(105.3)	(4.6)%
Provision for income taxes	35.2	1.0%	7.3	0.2%	16.9	0.8%
Net loss	$(267.0)	(7.8)%	$(81.9)	(2.8)%	$(122.2)	(5.4)%
______________
(1)Includes share-based compensation as follows:

	Year Ended July 31,
	2020	2019	2018
	(in millions)
Cost of product revenue	$5.7	$5.6	$7.0
Cost of subscription and support revenue	77.7	71.3	66.7
Research and development	274.6	186.8	145.2
Sales and marketing	214.5	221.9	208.0
General and administrative	92.0	102.1	77.0
Total share-based compensation	$664.5	$587.7	$503.9

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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Product	$1,064.2	$1,096.2	$(32.0)	(2.9)%	$1,096.2	$879.8	$216.4	24.6%
Product revenue decreased slightly for fiscal 2020 compared to fiscal 2019 primarily due to product mix and pricing, partially offset by an increase in product unit volume.
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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Subscription	$1,405.3	$1,032.7	$372.6	36.1%	$1,032.7	$758.1	$274.6	36.2%
Support	938.9	770.7	168.2	21.8%	770.7	635.7	135.0	21.2%
Total subscription and support	$2,344.2	$1,803.4	$540.8	30.0%	$1,803.4	$1,393.8	$409.6	29.4%
Subscription and support revenue increased year-over-year for fiscal 2020 due to increased demand for our subscription and support offerings from both new and existing end-customers, reflecting increased adoption of our portfolio. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers. The change in subscription and support revenue due to changes in pricing was not significant for fiscal 2020.
Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Americas	$2,327.9	$1,982.3	$345.6	17.4%	$1,982.3	$1,558.7	$423.6	27.2%
EMEA	664.8	564.8	100.0	17.7%	564.8	439.6	125.2	28.5%
APAC	415.7	352.5	63.2	17.9%	352.5	275.3	77.2	28.0%
Total revenue	$3,408.4	$2,899.6	$508.8	17.5%	$2,899.6	$2,273.6	$626.0	27.5%
With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for fiscal 2020 due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased year-over-year for fiscal 2020 due to our increasing investment in global sales force to maintain our growth and innovation.

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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of product revenue	$294.4	$315.9	$(21.5)	(6.8)%	$315.9	$272.4	$43.5	16.0%
Number of employees at period end	117	102	15	14.7%	102	97	5	5.2%
Cost of product revenue decreased for fiscal 2020 compared to fiscal 2019 primarily due to a decrease in product revenue, reductions in cost of materials and lower amortization of intellectual property licenses.
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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Cost of subscription and support revenue	$705.1	$492.5	$212.6	43.2%	$492.5	$372.7	$119.8	32.1%
Number of employees at period end	1,402	1,219	183	15.0%	1,219	932	287	30.8%
Cost of subscription and support revenue increased for fiscal 2020 compared to fiscal 2019 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting costs to support the adoption of our cloud-based subscription offerings increased $82.4 million for fiscal 2020 compared to fiscal 2019, and personnel costs grew $60.8 million to $315.3 million for fiscal 2020 compared to fiscal 2019 due to headcount growth. The remaining increase was primarily due to an increase in amortization of purchased intangible assets as a result of our recent acquisitions.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, tariff costs, the average sales price of our products, cloud hosting costs, personnel costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to fluctuate over time depending on the factors described above.

	Year Ended July 31,
	2020		2019		2018
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$769.8	72.3%	$780.3	71.2%	$607.4	69.0%
Subscription and support	1,639.1	69.9%	1,310.9	72.7%	1,021.1	73.3%
Total gross profit	$2,408.9	70.7%	$2,091.2	72.1%	$1,628.5	71.6%

Product gross margin increased for fiscal 2020 compared to fiscal 2019 primarily due to reductions in cost of materials.
Subscription and support gross margin decreased for fiscal 2020 compared to fiscal 2019, primarily due to an increase in costs to support the adoption of our cloud-based subscription offerings and higher amortization of purchased intangible assets as a result of our recent acquisitions, partially offset by increased leverage of our global customer support organization.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. Although we did not conduct any employee layoffs related to COVID-19, we slowed hiring in our third and fourth quarter of fiscal 2020. As of July 31, 2020, we expect to recognize approximately $1.5 billion of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Research and development	$768.1	$539.5	$228.6	42.4%	$539.5	$400.7	$138.8	34.6%
Number of employees at period end	1,821	1,507	314	20.8%	1,507	947	560	59.1%
Research and development expense increased for fiscal 2020 compared to fiscal 2019 due to an increase in personnel costs, which grew $181.5 million to $589.8 million for fiscal 2020 compared to fiscal 2019. The increase in personnel costs was primarily due to headcount growth. The remaining increase was primarily driven by an increase in allocated costs.
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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Sales and marketing	$1,520.2	$1,344.0	$176.2	13.1%	$1,344.0	$1,074.2	$269.8	25.1%
Number of employees at period end	3,800	3,382	418	12.4%	3,382	2,704	678	25.1%
Sales and marketing expense increased for fiscal 2020 compared to fiscal 2019 primarily due to an increase in personnel costs, which grew $129.6 million to $1.1 billion for fiscal 2020 compared to fiscal 2019. The increase in personnel costs was largely due to headcount growth. The increase in personnel costs was partially offset by savings related to decreased travel as a response to COVID-19. The remaining increase was driven by an increase in costs associated with marketing-related activities, including costs to cancel in-person events, replace them with virtual events or postpone them to future periods due to COVID-19, and costs related to go-to-market initiatives.

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

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
General and administrative	$299.6	$261.8	$37.8	14.4%	$261.8	$257.8	$4.0	1.6%
Number of employees at period end	874	804	70	8.7%	804	668	136	20.4%
General and administrative expenses increased for fiscal 2020 compared to fiscal 2019 primarily due to personnel costs, which grew $21.3 million to $195.1 million for fiscal 2020 compared to fiscal 2019, due primarily to headcount growth, and partially offset by a decrease in stock based compensation expense related to accelerated vesting of certain equity awards in connection with business acquisitions. The remaining increase in general and administrative expense was primarily due to increases in other costs to support our business growth, partially offset by a net decrease in facility exit related charges.
Interest Expense
Interest expense primarily consists of non-cash interest expense from the amortization of the debt discount and debt issuance costs related to our 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”), the 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”, and together with “2023 Notes”, the “Notes”), and also includes the contractual interest expense related to our Notes.

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Interest expense	$88.7	$83.9	$4.8	5.7%	$83.9	$29.6	$54.3	183.4%
Interest expense increased for fiscal 2020 compared to fiscal 2019 due to the issuance of our 2025 Notes during fiscal 2020, partially offset by a decrease due to conversions of our 2019 Notes before and upon maturity in July 2019. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on our series of Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Other income, net	$35.9	$63.4	$(27.5)	(43.4)%	$63.4	$28.5	$34.9	122.5%
Other income, net decreased for fiscal 2020 compared to fiscal 2019 primarily driven by lower interest income earned on our investments.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. In recent years, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate structure has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures. To the extent we revisit our corporate structure, it may have an impact on our tax provision.

	Year Ended July 31,				Year Ended July 31,
	2020	2019	Change		2019	2018	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(dollars in millions)
Provision for income taxes	$35.2	$7.3	$27.9	382.2%	$7.3	$16.9	$(9.6)	(56.8)%
Effective tax rate	(15.2)%	(9.8)%			(9.8)%	(16.0)%
We recorded an income tax provision for fiscal 2020. The provision for income taxes for fiscal 2020 was primarily due to income taxes in profitable foreign jurisdictions and foreign withholding taxes. Our provision for income taxes increased for fiscal 2020 compared to fiscal 2019, due to an increase in foreign income as a result of increased business operations and withholding taxes from an increase in billings in the relevant jurisdictions. We also had a change in our valuation allowance related to acquisitions completed during fiscal 2019. Refer to Note 15. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

	July 31,
	2020	2019
	(in millions)
Working capital	$2,437.5	$1,611.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,958.0	$961.4
Investments	1,344.2	2,417.1
Total cash, cash equivalents, and investments	$4,302.2	$3,378.5
As of July 31, 2020, our total cash, cash equivalents, and investments of $4.3 billion were held for general corporate purposes, of which approximately $399.7 million was held outside of the United States. As of July 31, 2020, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In June 2014, we issued the 2019 Notes with an aggregate principal amount of $575.0 million. The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019. During fiscal 2019, we repaid in cash $575.0 million in aggregate principal amount of the 2019 Notes and issued 2.5 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2019 Notes converted, which were fully offset by shares received from our exercise of the associated note hedges. In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. As of July 31, 2020, all of our 2023 Notes and 2025 Notes remained outstanding. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility by up to an additional $350.0 million, subject to certain conditions. As of July 31, 2020, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. This repurchase program will expire on December 31, 2020 and may be suspended or discontinued at any time. As of July 31, 2020, $801.9 million remained available for future share repurchases under the repurchase authorization. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which was in addition to our $1.0 billion share repurchase program that our board of directors authorized in February 2019. During fiscal 2020, we completed the ASR transaction with an aggregate of 5.2 million shares of our common stock repurchased and retired. Refer to Note 13. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on the repurchase programs.

The following table summarizes our cash flows for the years ended July 31, 2020, 2019, and 2018:

	Year Ended July 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$1,035.7	$1,055.6	$1,038.1
Net cash provided by (used in) investing activities	288.0	(1,825.9)	(520.0)
Net cash provided by (used in) financing activities	673.0	(773.9)	1,245.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,996.7	$(1,544.2)	$1,763.7
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A "Risk Factors" in this Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the investments in our new corporate headquarters, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during fiscal 2020 was $1.0 billion, a slight decrease of $19.9 million compared to fiscal 2019. The decrease was primarily due to higher cash expenditure during fiscal 2020. The decrease was partially offset by growth of our business, as reflected by an increase in billings during fiscal 2020, and repayments of the 2019 Notes attributable to the debt discount during fiscal 2019.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash provided by investing activities during fiscal 2020 was $288.0 million, a change of $2.1 billion compared to fiscal 2019. The change was primarily due to lower purchases of investments, a decrease in net cash payments for business acquisitions and higher proceeds from maturities and sales of investments during fiscal 2020.
Financing Activities
Our financing activities have consisted of net proceeds from the issuance of the 2025 Notes and related transactions, repayments of the 2019 Notes, proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash provided by financing activities during fiscal 2020 was $673.0 million, an increase of $1.4 billion compared to fiscal 2019. The change was primarily due to net proceeds of $1.8 billion from the issuance of our 2025 Notes, issuance of warrants, and purchase of note hedges, partially offset by an increase in repurchases of our common stock during fiscal 2020.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in millions)
0.75% Convertible Senior Notes due 2023	$1,693.0	$—	$1,693.0	$—	$—
0.375% Convertible Senior Notes due 2025	2,000.0	—	—	2,000.0	—
Operating lease obligations	453.3	72.2	132.8	102.5	145.8
Purchase obligations(1)	421.9	156.8	100.1	145.0	20.0
Total(2)	$4,568.2	$229.0	$1,925.9	$2,247.5	$165.8
______________
(1) Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
(2) No amounts related to income taxes are included. As of July 31, 2020, we had approximately $74.2 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of COVID-19. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider, which procures components and assembles our products based on our demand forecasts. These forecasts of future demand are based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. We accrue for costs for manufacturing purchase commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Actual component usage and product demand may be materially different from our forecast and could be caused by factors outside of our control, which could have an adverse impact on our results of operations. To date, we have not accrued significant costs associated with this exposure.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue for loss contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted, or a range of possible loss should be disclosed.
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
Convertible Senior Notes
In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound, Singapore dollar, Israeli shekel and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2020 would not be material to our financial condition or results of operations. As of July 31, 2020, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. We enter into foreign currency derivative contracts with maturities of 15 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 5. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2020 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
Market Risk and Market Interest Risk
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the "2025 Notes"). We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of either series of Notes, when the market price of our common stock fluctuates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 4, 2020 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company’s contracts with customers sometimes contain multiple performance obligations, which are accounted for separately if they are distinct. In such cases, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis, and revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at the time of hardware shipment or delivery of software license, and subscription and support revenue is recognized over time as the services are performed.

Auditing the Company's revenue recognition was complex, including the identification and determination of distinct performance obligations and the timing of revenue recognition. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's process and controls to identify and determine the distinct performance obligations and the timing of revenue recognition.

To test the identification and determination of the distinct performance obligations and the timing of revenue recognition, our audit procedures included, among others, reading the executed contract and purchase order to understand the contract, identifying the performance obligation(s), determining the distinct performance obligations, and evaluating the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

Business Combinations
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed an acquisition of CloudGenix, Inc. for net consideration of $402.7 million in the year ended July 31, 2020. The Company accounted for this acquisition as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of developed technology of $67.2 million and customer relationships of $42.7 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates and technology migration curves. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, reading the underlying agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation of the Company's valuation methodology and testing of the significant assumptions. For example, we compared the revenue growth rates and technology migration curves to current industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

Convertible Notes
Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company issued $2.0 billion of convertible senior notes due in 2025 (Convertible Notes) in the year ended July 31, 2020. The accounting for the transaction was complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transaction was complex as it required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Auditing the Company’s accounting for the Convertible Notes was complex due to the significant judgment required in determining the liability component of the Convertible Notes as well as the balance sheet classification of the elements of the Convertible Notes. The Company estimated the fair value of the liability component of the Convertible Notes, absent any embedded conversion features, using an income approach which considers the instrument’s discounted cash flow model with a risk adjusted yield. Additionally, the Company performed a detailed analysis of the terms of the Convertible Notes to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Notes. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes, including the recording of the associated liability and equity components. We also tested the evaluation of the Convertible Notes and the identification and evaluation of specific features and the related accounting.

To test the accounting for the Convertible Notes, our audit procedures included, among others, reading the underlying Convertible Notes agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation of the Company's valuation methodology and testing of the significant assumptions. Our testing of the fair value of the liability component, included, among other procedures, evaluating the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield and the market risk free rate as well as its analysis of comparable issuances of debt securities by companies with a similar credit risk rating.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Jose, California
September 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2020, and the related notes and our report dated September 4, 2020 expressed an unqualified opinion thereon.
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
September 4, 2020

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$2,958.0	$961.4
Short-term investments	789.8	1,841.7
Accounts receivable, net of allowance for doubtful accounts of $2.3 and $0.8 at July 31, 2020 and July 31, 2019, respectively	1,037.1	582.4
Prepaid expenses and other current assets	344.3	279.3
Total current assets	5,129.2	3,664.8
Property and equipment, net	348.1	296.0
Operating lease right-of-use assets	258.7	—
Long-term investments	554.4	575.4
Goodwill	1,812.9	1,352.3
Intangible assets, net	358.2	280.6
Other assets	603.9	423.1
Total assets	$9,065.4	$6,592.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63.6	$73.3
Accrued compensation	322.2	235.5
Accrued and other liabilities	256.8	162.4
Deferred revenue	2,049.1	1,582.1
Total current liabilities	2,691.7	2,053.3
Convertible senior notes, net	3,084.1	1,430.0
Long-term deferred revenue	1,761.1	1,306.6
Long-term operating lease liabilities	336.6	—
Other long-term liabilities	90.1	216.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2020 and July 31, 2019	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 96.3 and 96.8 shares issued and outstanding at July 31, 2020 and July 31, 2019, respectively	2,259.2	2,490.9
Accumulated other comprehensive income (loss)	10.5	(3.7)
Accumulated deficit	(1,167.9)	(900.9)
Total stockholders’ equity	1,101.8	1,586.3
Total liabilities and stockholders’ equity	$9,065.4	$6,592.2

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2020	2019	2018

Revenue:
Product	$1,064.2	$1,096.2	$879.8
Subscription and support	2,344.2	1,803.4	1,393.8
Total revenue	3,408.4	2,899.6	2,273.6
Cost of revenue:
Product	294.4	315.9	272.4
Subscription and support	705.1	492.5	372.7
Total cost of revenue	999.5	808.4	645.1
Total gross profit	2,408.9	2,091.2	1,628.5
Operating expenses:
Research and development	768.1	539.5	400.7
Sales and marketing	1,520.2	1,344.0	1,074.2
General and administrative	299.6	261.8	257.8
Total operating expenses	2,587.9	2,145.3	1,732.7
Operating loss	(179.0)	(54.1)	(104.2)
Interest expense	(88.7)	(83.9)	(29.6)
Other income, net	35.9	63.4	28.5
Loss before income taxes	(231.8)	(74.6)	(105.3)
Provision for income taxes	35.2	7.3	16.9
Net loss	$(267.0)	$(81.9)	$(122.2)
Net loss per share, basic and diluted	$(2.76)	$(0.87)	$(1.33)
Weighted-average shares used to compute net loss per share, basic and diluted	96.9	94.5	91.7

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2020	2019	2018

Net loss	$(267.0)	$(81.9)	$(122.2)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	1.0	10.4	(7.5)
Change in unrealized gains (losses) on cash flow hedges	13.2	2.3	(5.5)
Other comprehensive income (loss)	14.2	12.7	(13.0)
Comprehensive loss	$(252.8)	$(69.2)	$(135.2)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 31, 2017	91.5	$1,599.7	$(3.4)	$(668.5)	$927.8
Net loss	—	—		(122.2)	(122.2)
Other comprehensive loss	—	—	(13.0)	—	(13.0)
Issuance of common stock in connection with employee equity incentive plans	3.8	55.0	—	—	55.0
Taxes paid related to net share settlement of equity awards	—	(43.7)	—	—	(43.7)
Share-based compensation for equity-based awards	—	502.5	—	—	502.5
Repurchase and retirement of common stock	(1.7)	(250.0)			(250.0)
Temporary equity reclassification	—	(21.9)	—	—	(21.9)
Equity component of convertible senior notes, net	—	312.4	—	—	312.4
Issuance of warrants	—	145.4	—	—	145.4
Purchase of note hedges	—	(332.0)	—	—	(332.0)
Balance as of July 31, 2018	93.6	1,967.4	(16.4)	(790.7)	1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(81.9)	(81.9)
Other comprehensive income	—	—	12.7	—	12.7
Issuance of common stock in connection with employee equity incentive plans	3.8	72.0	—	—	72.0
Taxes paid related to net share settlement of equity awards	—	(33.2)	—	—	(33.2)
Share-based compensation for equity-based awards	—	575.5	—	—	575.5
Repurchase and retirement of common stock	(1.9)	(330.0)			(330.0)
Temporary equity reclassification	—	21.9	—	—	21.9
Settlement of convertible notes	2.5	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(2.5)	—	—	—	—
Issuance of common and restricted common stock in connection with acquisitions	1.3	229.5	—	—	229.5
Balance as of July 31, 2019	96.8	2,490.9	(3.7)	(900.9)	1,586.3
Net loss	—	—	—	(267.0)	(267.0)
Other comprehensive income	—	—	14.2	—	14.2
Issuance of common stock in connection with employee equity incentive plans	3.6	84.0	—	—	84.0
Taxes paid related to net share settlement of equity awards	—	(22.7)	—	—	(22.7)
Share-based compensation for equity-based awards	—	674.4	—	—	674.4
Repurchase and retirement of common stock	(6.1)	(1,198.1)	—	—	(1,198.1)
Settlement of warrants	2.0	—	—	—	—
Equity component of convertible senior notes, net	—	398.7	—	—	398.7
Issuance of warrants	—	202.8	—	—	202.8
Purchase of note hedges	—	(370.8)	—	—	(370.8)
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2020	2019	2018

Cash flows from operating activities
Net loss	$(267.0)	$(81.9)	$(122.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	658.4	567.7	496.7
Depreciation and amortization	206.1	153.8	96.4
(Gain) loss related to facility exit	(3.1)	7.0	41.1
Amortization of deferred contract costs	254.4	223.8	149.8
Amortization of debt discount and debt issuance costs	73.9	70.2	28.8
Amortization of operating lease right-of-use assets	47.4	—	—
Amortization of investment premiums, net of accretion of purchase discounts	(6.2)	(17.5)	0.5
Loss on conversions of convertible senior notes	—	2.6	—
Repayments of convertible senior notes attributable to debt discount	—	(97.6)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(435.6)	(108.7)	(33.7)
Prepaid expenses and other assets	(409.0)	(332.5)	(299.1)
Accounts payable	(12.8)	32.3	3.7
Accrued compensation	75.7	66.8	44.2
Accrued and other liabilities	(39.8)	(20.6)	49.3
Deferred revenue	893.3	590.2	582.6
Net cash provided by operating activities	1,035.7	1,055.6	1,038.1
Cash flows from investing activities
Purchases of investments	(1,180.8)	(2,984.6)	(725.7)
Proceeds from sales of investments	314.0	6.5	—
Proceeds from maturities of investments	1,952.7	2,057.1	691.8
Business acquisitions, net of cash acquired	(583.5)	(773.7)	(374.1)
Purchases of property, equipment, and other assets	(214.4)	(131.2)	(112.0)
Net cash provided by (used in) investing activities	288.0	(1,825.9)	(520.0)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	—	(477.4)	—
Payments for debt issuance costs	—	(3.7)	—
Proceeds from borrowings on convertible senior notes, net	1,979.1	—	1,682.4
Proceeds from issuance of warrants	202.8	—	145.4
Purchase of note hedges	(370.8)	—	(332.0)
Repurchases of common stock	(1,198.1)	(330.0)	(259.1)
Proceeds from sales of shares through employee equity incentive plans	84.0	71.7	52.6
Payments for taxes related to net share settlement of equity awards	(22.7)	(33.2)	(43.7)
Payment of deferred consideration related to prior year business acquisition	(1.3)	(1.3)	—
Net cash provided by (used in) financing activities	673.0	(773.9)	1,245.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,996.7	(1,544.2)	1,763.7
Cash, cash equivalents, and restricted cash—beginning of period	965.0	2,509.2	745.5
Cash, cash equivalents, and restricted cash—end of period	$2,961.7	$965.0	$2,509.2

	Year Ended July 31,
	2020	2019	2018

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,958.0	$961.4	$2,506.9
Restricted cash included in prepaid expenses and other current assets	2.8	1.9	1.1
Restricted cash included in other assets	0.9	1.7	1.2
Total cash, cash equivalents, and restricted cash	$2,961.7	$965.0	$2,509.2

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(11.0)	$(229.5)	$—
Property and equipment acquired through lease incentives	$—	$—	$37.8
Supplemental disclosures of cash flow information
Cash paid for income taxes	$17.2	$22.0	$11.2
Cash paid for contractual interest	$13.5	$13.5	$0.8
See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, service providers, and government entities to secure all users, applications, data, networks and devices with comprehensive context at all times, across all locations.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, identified intangibles and goodwill, valuation allowance against deferred tax assets, manufacturing partner and supplier liabilities, fair value of debt component of convertible notes, interest rate for operating lease liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of COVID-19.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, accounts receivable, derivative contracts and financing receivable.
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
Our accounts receivables are primarily derived from our distributors in various geographical locations. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable. As of July 31, 2020, one distributor accounted for over 10% of our gross accounts receivable representing 31.5%. For fiscal 2020, four distributors accounted for over 10% of our total revenue, representing 34.4%, 12.1%, 11.8%, and 10.5% each.
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
We classify our investments in marketable debt securities as available-for-sale at the time of purchase. These investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of July 31, 2020 and 2019, the allowance for doubtful accounts activity was not significant.
Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products. We determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our financing receivables on either an individual or a collective basis. Our assessment considers various factors, including our historical experience, credit quality and age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. Financing receivables are written off when they are considered uncollectible, and all outstanding balances will be reversed and charged against the allowance for credit loss. Short-term financing receivables are included in prepaid expenses and other current assets and long-term financing receivables are included in other assets on our consolidated balance sheets. As of July 31, 2020, financing receivables were not significant to our consolidated balance sheet. As of July 31, 2019, there were no financing receivables on our consolidated balance sheet.
Derivatives
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
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations. Gains or losses related to non-designated derivative instruments are recognized in other income, net in our consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term. Land is not depreciated.
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
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of our single reporting unit exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.
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
We did not recognize any impairment losses on our goodwill, intangible assets or other long-lived assets during the years ended July 31, 2020, 2019 and 2018.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we could be contractually obligated to purchase manufactured products and components, we generally do not own the manufactured products and components. Product title transfers from our EMS provider to us and immediately to our customers upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2020, we have not accrued any significant costs associated with this exposure.
Convertible Senior Notes
In accounting for the issuance of our convertible senior notes, we separate the notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the notes, we allocate the total amount incurred to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component are netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component are netted with the equity component of the notes in additional paid-in capital in the consolidated balance sheets. When the notes are convertible, the net carrying amount of the notes is classified as a current liability and a portion of the equity component representing the conversion option is reclassified to temporary equity in our consolidated balance sheets. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the notes, excluding debt issuance costs.
Revenue Recognition
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized when control of promised products, subscriptions and support services are transferred to customers, in an amount that reflects the expected consideration in exchange for those products and services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.
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
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. Short-term deferred contract costs are included in prepaid expenses and other current assets and long-term deferred contract costs are included in other assets on our consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of operations.
Software Development Costs
Internally developed software includes security software developed to meet our internal needs to provide cloud-based subscription offerings to our end-customers and business software that we customize to meet our specific operational needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three to five years. As of July 31, 2020 and 2019, we capitalized as other assets on our consolidated balance sheets $90.1 million and $44.9 million in costs, respectively, net of accumulated amortization, for security software developed to meet our internal needs to provide our cloud-based subscription offerings. We recognized amortization expense of $31.3 million, $12.9 million, and $4.3 million related to these capitalized costs as cost of subscription and support revenue in our consolidated statements of operations during the years ended July 31, 2020, 2019, and 2018, respectively.
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
Leases
We determine if an arrangement is a lease at inception. We evaluate the classification of leases at commencement and, as necessary, at modification. Operating leases are included in operating lease right-of-use assets, accrued and other liabilities, and long-term operating lease liabilities on our consolidated balance sheets beginning August 1, 2019. We did not have any material finance leases in any of the periods presented.
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
Our lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining the lease assets and liabilities. Operating lease cost is recognized on a straight-line basis over the lease term.
We account for lease and non-lease components as a single lease component and do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. Variable lease payments are primarily comprised of real estate taxes, common area maintenance, and insurance.
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
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted, or a range of possible loss should be disclosed.
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
The most significant impact of adopting this guidance was the recognition of $286.4 million of operating lease right-of-use assets and $442.4 million of operating lease liabilities on our consolidated balance sheet as of August 1, 2019, which included reclassifying previously recognized $129.0 million in lease incentives, deferred or prepaid rent, as well as $27.0 million in cease-use liabilities to operating lease right-of-use assets.
The adoption of this standard had no impact on our consolidated statements of operations and consolidated statements of cash flows. Refer to Note 11. Leases for further discussion.
Recently Issued Accounting Pronouncements
Debt with Conversion Options
In August 2020, the FASB issued new authoritative guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. The standard is effective for us in our first quarter of fiscal 2023 and will be applied on a modified retrospective basis. Early adoption is permitted from our first quarter of fiscal 2022. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables and financing receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The standard is effective for us in our first quarter of fiscal 2021 and will be applied on a modified retrospective basis. We do not expect the adoption of the standard will have a material impact on our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2020	2019	2018
Revenue:
Americas
United States	$2,168.6	$1,830.3	$1,446.7
Other Americas	159.3	152.0	112.0
Total Americas	2,327.9	1,982.3	1,558.7
Europe, the Middle East, and Africa (“EMEA”)	664.8	564.8	439.6
Asia Pacific and Japan (“APAC”)	415.7	352.5	275.3
Total revenue	$3,408.4	$2,899.6	$2,273.6
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2020	2019	2018
Revenue:
Product	$1,064.2	$1,096.2	$879.8
Subscription and support
Subscription	1,405.3	1,032.7	758.1
Support	938.9	770.7	635.7
Total subscription and support	2,344.2	1,803.4	1,393.8
Total revenue	$3,408.4	$2,899.6	$2,273.6
Deferred Revenue
During the year ended July 31, 2020, we recognized approximately $1.5 billion of revenue pertaining to amounts that were deferred as of July 31, 2019.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $4.3 billion as of July 31, 2020, of which we expect to recognize approximately $2.2 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of July 31, 2020 and July 31, 2019 (in millions):

	July 31, 2020				July 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,589.5	$—	$—	$1,589.5	$369.1	$—	$—	$369.1
Certificates of deposit	—	—	—	—	—	12.0	—	12.0
Commercial paper	—	—	—	—	—	19.3	—	19.3
U.S. government and agency securities	—	342.0	—	342.0	—	54.4	—	54.4
Total cash equivalents	1,589.5	342.0	—	1,931.5	369.1	85.7	—	454.8
Short-term investments:
Certificates of deposit	—	26.9	—	26.9	—	17.5	—	17.5
Commercial paper	—	—	—	—	—	8.9	—	8.9
Corporate debt securities	—	100.2	—	100.2	—	375.5	—	375.5
U.S. government and agency securities	—	645.6	—	645.6	—	1,439.8	—	1,439.8
Non-U.S. government and agency securities	—	17.1	—	17.1	—	—	—	—
Total short-term investments	—	789.8	—	789.8	—	1,841.7	—	1,841.7
Long-term investments:
Corporate debt securities	—	91.7	—	91.7	—	214.3	—	214.3
Certificates of deposit	—	5.0	—	5.0	—	—	—	—
U.S. government and agency securities	—	447.4	—	447.4	—	361.1	—	361.1
Non-U.S. government and agency securities	—	10.3	—	10.3	—	—	—	—
Total long-term investments	—	554.4	—	554.4	—	575.4	—	575.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	13.6	—	13.6	—	1.3	—	1.3
Total prepaid expenses and other current assets	—	13.6	—	13.6	—	1.3	—	1.3
Other assets:
Foreign currency forward contracts	—	1.4	—	1.4	—	—	—	—
Total other assets	—	1.4	—	1.4	—	—	—	—
Total assets measured at fair value	$1,589.5	$1,701.2	$—	$3,290.7	$369.1	$2,504.1	$—	$2,873.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$—	$3.8	$—	$3.8
Total accrued and other liabilities	—	—	—	—	—	3.8	—	3.8
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$3.8	$—	$3.8

Refer to Note 10. Debt, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2020 and July 31, 2019.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of July 31, 2020 and July 31, 2019 (in millions):

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. government and agency securities	$342.0	$—	$—	$342.0
Total available-for-sale cash equivalents	$342.0	$—	$—	$342.0

Investments:
Certificates of deposit	$31.9	$—	$—	$31.9
Corporate debt securities	190.1	1.8	—	191.9
U.S. government and agency securities	1,090.3	2.8	(0.1)	1,093.0
Non-U.S. government and agency securities	27.4	—	—	27.4
Total available-for-sale investments	$1,339.7	$4.6	$(0.1)	$1,344.2

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$12.0	$—	$—	$12.0
Commercial paper	19.3	—	—	19.3
U.S. government and agency securities	54.4	—	—	54.4
Total available-for-sale cash equivalents	$85.7	$—	$—	$85.7

Investments:
Certificates of deposit	$17.5	$—	$—	$17.5
Commercial paper	8.9	—	—	8.9
Corporate debt securities	587.8	2.3	(0.3)	589.8
U.S. government and agency securities	1,799.5	2.6	(1.2)	1,800.9
Total available-for-sale investments	$2,413.7	$4.9	$(1.5)	$2,417.1
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these securities at July 31, 2020 and 2019.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2020, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,129.9	$1,131.8
Due between one and three years	551.8	554.4
Total	$1,681.7	$1,686.2
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our consolidated balance sheets. As of July 31, 2020 and 2019, the carrying value of our marketable equity securities were $1.6 billion and $369.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2020, 2019, and 2018.

5. Derivative Instruments
As of July 31, 2020 and 2019, the total notional amount of our outstanding foreign currency forward contracts was $443.6 million and $307.2 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2020.
During the years ended July 31, 2020, 2019, and 2018, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of July 31, 2020 and 2019 were not material.
6. Acquisitions
Fiscal 2020
CloudGenix Inc.
On April 21, 2020, we completed our acquisition of CloudGenix Inc. (“CloudGenix”), a privately-held company. We believe the acquisition will strengthen our secure access service edge (“SASE”) offering. The total purchase consideration for the acquisition of CloudGenix was $402.7 million, which consisted of the following (in millions):

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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating CloudGenix technology into our portfolio. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$67.2	5 years
Customer relationships	42.7	10 years
Total	$109.9
Aporeto, Inc.
On December 23, 2019, we completed our acquisition of Aporeto, Inc. (“Aporeto”), a privately-held machine identity-based microsegmentation company. We believe the acquisition will strengthen our cloud-native security platform capabilities delivered by Prisma Cloud. The total purchase consideration for the acquisition of Aporeto was $144.1 million, which consisted of the following (in millions):

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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Aporeto’s technology into our platform. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$20.5	7 years
Customer relationships	3.3	4 years
Total	$23.8
Zingbox, Inc.
On September 20, 2019, we completed our acquisition of Zingbox, Inc. (“Zingbox”), a privately-held Internet of Things (“IoT”) security company. We believe the acquisition will accelerate our delivery of IoT security through our ML-powered Next-Generation Firewall and Cortex offerings. The total purchase consideration for the acquisition of Zingbox was $66.4 million in cash.
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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Zingbox’s technology into our portfolio. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$18.6	5 years
Customer relationships	1.8	8 years
Total	$20.4
Fiscal 2019
Twistlock Ltd.
On July 9, 2019, we completed our acquisition of Twistlock Ltd. (“Twistlock”), a privately-held company specializing in container security. The acquisition extends our cloud security strategy with the addition of Twistlock to our Prisma cloud security offerings. The total purchase consideration for the acquisition of Twistlock was $378.1 million, which consisted of the following (in millions):

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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Twistlock’s product into our platform. The goodwill is deductible for U.S. income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$51.5	7 years
Customer relationships	2.6	8 years
Total	$54.1
PureSec Ltd.
On June 12, 2019, we completed our acquisition of PureSec Ltd. (“PureSec”), a privately-held company specializing in cybersecurity solutions for serverless architectures. The acquisition extends our cloud security strategy with the addition of PureSec to our Prisma cloud security offerings. The total purchase consideration for the acquisition of PureSec was $36.8 million, which consisted of the following (in millions):

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

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating PureSec’s product into our platform. The goodwill is deductible for U.S. income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$7.4	5 years
Total	$7.4
Demisto, Inc.
On March 28, 2019, we completed our acquisition of Demisto, Inc. (“Demisto”), a privately-held security company specializing in security orchestration, automation and response (“SOAR”). The acquisition expands the functionality of our portfolio with the addition of Demisto’s SOAR product. The total purchase consideration for the acquisition of Demisto was $474.2 million, which consisted of the following (in millions):

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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Demisto’s product into our portfolio. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$56.6	6 years
Customer relationships	19.7	6 years
Total	$76.3
RedLock Inc.
On October 12, 2018, we completed our acquisition of RedLock Inc. (“RedLock”), a privately-held cloud security company. The acquisition expands our security capabilities for the public cloud with the addition of RedLock’s cloud security analytics technology. The total purchase consideration for the acquisition of RedLock was $158.2 million, which consisted of $155.0 million in cash paid upon closing and $3.2 million in fair value of unvested equity awards attributable to services performed prior to the acquisition date.
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
Fiscal 2018
Cyber Secdo Ltd.
On April 24, 2018, we completed our acquisition of Cyber Secdo Ltd. (“Secdo”), a privately-held company specializing in endpoint detection and response (“EDR”). The acquisition expands the functionality of our portfolio by adding EDR capabilities. The total purchase consideration for the acquisition of Secdo was $82.7 million in cash.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on their estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$68.6
Identified intangible assets	17.3
Net liabilities assumed	(3.2)
Total	$82.7
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Secdo’s technology into our advanced endpoint protection offering and our portfolio. The goodwill is deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$16.4	5 years
Customer relationships	0.9	2 years
Total	$17.3
Evident.io, Inc.
On March 26, 2018, we completed our acquisition of Evident.io, Inc. (“Evident.io”), a privately-held cloud security company. The acquisition expanded our API-based security capabilities for the public cloud with the addition of Evident.io’s cloud services infrastructure protection technology. The total purchase consideration for the acquisition of Evident.io was $292.9 million in cash, of which $4.0 million was accrued and was paid over a period of five months from the acquisition date.

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
Additional information related to our acquisitions completed in fiscal 2020, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.
A portion of the goodwill from prior year foreign acquisitions may be deductible in future periods.
7. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2020 (in millions):

Amount
Balance as of July 31, 2019	$1,352.3
Goodwill acquired	460.6
Balance as of July 31, 2020	$1,812.9

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2020 and July 31, 2019 (in millions):

	July 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$425.9	$(146.6)	$279.3	$318.8	$(78.7)	$240.1
Customer relationships	87.6	(12.4)	75.2	39.8	(4.7)	35.1
Acquired intellectual property	6.3	(3.2)	3.1	8.9	(5.1)	3.8
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	3.1	(2.5)	0.6	2.2	(2.2)	—
Total intangible assets subject to amortization	532.3	(174.1)	358.2	379.1	(100.1)	279.0
Intangible assets not subject to amortization:
In-process research and development	—	—	—	1.6	—	1.6
Total purchased intangible assets	$532.3	$(174.1)	$358.2	$380.7	$(100.1)	$280.6
We recognized amortization expense of $77.3 million, $53.6 million, and $16.3 million for the years ended July 31, 2020, 2019, and 2018, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of July 31, 2020 (in millions):

Amount
Years ending July 31:
2021	$90.3
2022	85.2
2023	59.1
2024	51.0
2025	37.8
2026 and thereafter	34.8
Total future amortization expense	$358.2

8. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of July 31, 2020 and July 31, 2019 (in millions):

	July 31,
	2020	2019
Short-term deferred contract costs	$206.0	$151.1
Long-term deferred contract costs	422.3	324.2
Total deferred contract costs	$628.3	$475.3
We recognized amortization expense for our deferred contract costs of $254.4 million, $223.8 million, and $149.8 million during the years ended July 31, 2020, 2019, and 2018, respectively. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2020, 2019, or 2018.

9. Property and Equipment
The following table presents details of our property and equipment, net as of July 31, 2020 and July 31, 2019 (in millions):

	July 31,
	2020	2019
Computers, equipment, and software	$306.8	$264.1
Leasehold improvements	229.5	204.8
Land	49.6	—
Demonstration units	43.3	40.7
Furniture and fixtures	39.9	30.6
Total property and equipment	669.1	540.2
Less: accumulated depreciation	(321.0)	(244.2)
Total property and equipment, net	$348.1	$296.0
We recognized depreciation expense of $96.0 million, $86.2 million, and $74.7 million related to property and equipment during the years ended July 31, 2020, 2019, and 2018, respectively.
10. Debt
Convertible Senior Notes
In June 2014, we issued $575.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2019 (the “2019 Notes”), in July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and, in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”, and together with the 2023 Notes, the “Notes”). The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019, in accordance with their terms. The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2025 Notes bear interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. Each series of the convertible notes is governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The Notes of each series are unsecured, unsubordinated obligations and the applicable Indenture governing each series of Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2023 Notes and the 2025 Notes mature on July 1, 2023 and June 1, 2025, respectively. We cannot redeem the 2023 Notes prior to maturity. We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after June 5, 2023, and prior to the 31st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption. The redemption will be at a price equal to 100% of the principal amount of the 2025 Notes and adjusted for interest. If we call any or all of the 2025 Notes for redemption, holders may convert such 2025 Notes called for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date.
The following table presents details of our convertible senior notes (number of shares in millions):

	Conversion Rate per $1,000 Principal	Initial Conversion Price	Convertible Date	Initial Number of Shares
2019 Notes	9.0680	$110.28	January 1, 2019	5.2
2023 Notes	3.7545	$266.35	April 1, 2023	6.4
2025 Notes	3.3602	$297.60	March 1, 2025	6.7
Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarters ending on October 31, 2018 and October 31, 2020 for the 2023 Notes and the 2025 Notes respectively (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day (the “sale price condition”);
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
The sale price condition was not met for the 2023 Notes during the fiscal quarters ended July 31, 2020 or July 31, 2019, and the sale price condition was not met for the 2025 Notes during the fiscal quarter ended July 31, 2020. Since our Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets in the periods they each were presented.
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
The following table sets forth the components of the Notes as of July 31, 2020 and July 31, 2019 (in millions):

	July 31, 2020			July 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes	Total
Liability component:
Principal	$1,693.0	$2,000.0	$3,693.0	$1,693.0	$1,693.0
Less: debt discount and debt issuance costs, net of amortization	200.0	408.9	608.9	263.0	263.0
Net carrying amount	$1,493.0	$1,591.1	$3,084.1	$1,430.0	$1,430.0

Equity component	$315.0	$403.0	$718.0	$315.0	$315.0

The total estimated fair value of the Notes was $4.1 billion at July 31, 2020. The total estimated fair value of the 2023 Notes was $1.9 billion at July 31, 2019. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2020 and July 31, 2019 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on July 31, 2020, the if-converted value of the 2023 Notes and the 2025 Notes each was less than its principal amount.
The following table sets forth interest expense recognized related to our convertible senior notes (dollars in millions):

	Year Ended July 31, 2020			Year Ended July 31, 2019			Year Ended July 31, 2018
	2023 Notes	2025 Notes	Total	2019 Notes	2023 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$12.7	$1.1	$13.8	$—	$12.7	$12.7	$—	$0.7	$0.7
Amortization of debt discount	60.9	10.5	71.4	8.7	58.5	67.2	22.9	3.0	25.9
Amortization of debt issuance costs	2.1	0.4	2.5	1.1	1.9	3.0	2.8	0.1	2.9
Total interest expense recognized	$75.7	$12.0	$87.7	$9.8	$73.1	$82.9	$25.7	$3.8	$29.5

Effective interest rate of the liability component	5.2%	5.4%		4.8%	5.2%		4.8%	5.2%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our convertible senior notes, we entered into separate convertible note hedge transactions (the “2019 Note Hedges,” with respect to the 2019 Notes, the “2023 Note Hedges,” with respect to the 2023 Notes, the “2025 Note Hedges,” with respect to the 2025 Notes and the 2023 Notes Hedgers together with 2025 Note Hedges, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of our convertible senior notes.
The following table presents details of our note hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2019 Note Hedges	5.2	$111.0
2023 Note Hedges	6.4	$332.0
2025 Note Hedges	6.7	$370.8
Upon the settlement of the 2019 Notes, we exercised the corresponding portion of our 2019 Note Hedges during the year ended July 31, 2019 and received shares of our common stock that fully offset the shares issued in excess of the principal amount of the converted 2019 Notes. The 2019 Note Hedges expired upon maturity of the 2019 Notes.
The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the applicable series of Notes, which are also subject to adjustment, and are exercisable upon conversion of the applicable series of the Notes. The Note Hedges will expire upon maturity of the applicable series of Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series will not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. The aggregate amounts paid for the Note Hedges are included in additional paid-in capital in our consolidated balance sheets.

Warrants
Separately, but concurrently with the issuance of each series of our convertible senior notes, we entered into transactions whereby we sold warrants (the “2019 Warrants,” with respect to the 2019 Notes, the “2023 Warrants,” with respect to the 2023 Notes, the “2025 Warrants,” with respect to the 2025 Notes and the 2023 Warrants together with the 2025 Warrants, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2019 Warrants were exercisable as of October 2019, and the 2023 Warrants and 2025 Warrants are exercisable beginning October 2023 and September 2025, respectively.
The following table presents details of all our warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2019 Warrants	5.2	$137.85	$78.3
2023 Warrants	6.4	$417.80	$145.4
2025 Warrants	6.7	$408.47	$202.8
During the year ended July 31, 2020, we net settled all 2019 Warrants with 2.0 million shares or $462.0 million in fair value of our common stock. The number of net shares issued was determined based on the number of 2019 Warrants exercised multiplied by the difference between the strike price of the 2019 Warrants and their daily volume weighted-average stock price.
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
The borrowings under the Credit Facility currently bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the LIBO Rate to continue to make rate submissions. As a result, it is possible that beginning in 2022, the LIBO Rate will no longer be available as a reference rate. Under the terms of our Credit Facility, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternative benchmark rate will be established to replace the LIBO Rate, which may include the Secured Overnight Financing Rate ("SOFR"). We do not anticipate that the discontinuance of the LIBO Rate will materially impact our liquidity or financial position.
As of July 31, 2020, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement.
11. Leases
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028.
In May 2015 and October 2015, we entered into a total of three lease agreements for approximately 941,000 square feet of corporate office space in Santa Clara, California, which serves as our new corporate headquarters. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended beyond their expiration dates of July 2028 through July 2046. In September 2017, per the terms of the lease agreements, the landlords exercised their option to amend our lease payment schedules and eliminate our rent holiday periods, which increased our rental payments by $24.4 million, $11.8 million, and $2.0 million for fiscal 2018, 2019, and 2020, respectively. In exchange, we received an upfront cash reimbursement of $38.2 million during the three months ended October 31, 2017, which we have applied against the future additional rental payments when due. As amended, rental payments under the three lease agreements are approximately $412.0 million over the lease term.
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
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our new corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous corporate headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million during the year ended July 31, 2018. Due to changes in market conditions, and the resulting changes to the amount and timing of estimated cash flows from sublease rentals that could be reasonably obtained, we recognized an additional cease-use loss of $7.0 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2019. In December 2019, we terminated these leases prior to their expiration date. The early termination fee is $25.0 million, payable in equal quarterly installments from April 2020 through July 2023. Upon termination, we recorded a decrease of $13.6 million in operating lease liabilities based on the payment schedule of the early termination fee discounted by the incremental borrowing rate for the remaining payment term. We also decreased right-of-use assets by $8.7 million upon surrendering possession of the properties. As a result, during the year ended July 31, 2020, we recorded a gain of $3.1 million net of other related fees of $1.8 million in general and administrative expense in our consolidated statements of operations.
During the year ended July 31, 2020, our net cost for operating leases was $80.4 million and primarily consisted of operating lease costs of $63.5 million, in addition to variable lease costs, short-term lease costs and sublease income. We recognized rent expense of $43.0 million, and $35.2 million for the years ended July 31, 2019, and 2018, respectively prior to our adoption of the new lease guidance.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

Year Ended July 31, 2020
Operating cash flows used in payments of operating lease liabilities	$78.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$28.4

July 31, 2020
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	3.9%

The following table presents maturities of operating lease liabilities as of July 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
2021	$72.2
2022	70.4
2023	62.4
2024	51.6
2025	50.9
2026 and thereafter	145.8
Total operating lease payments	453.3
Less: imputed interest	58.8
Present value of operating lease liabilities	$394.5
Current portion of operating lease liabilities(1)	$57.9
Long-term operating lease liabilities	$336.6
________________________
(1) Current portion of operating lease liabilities is included in accrued and other liabilities on our consolidated balance sheet.

12. Commitments and Contingencies
Manufacturing Purchase Commitments
Our EMS provider procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of July 31, 2020, our purchase commitments under such orders were $108.5 million, excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with third-party providers for our use of certain cloud and other services, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
2021	$48.3
2022	48.3
2023	51.8
2024	67.5
2025	77.5
2026 and thereafter	20.0
Total other purchase commitments	$313.4
Mutual Covenant Not to Sue and Release Agreement
In January 2020, we executed a Mutual Covenant Not to Sue and Release Agreement for $50.0 million to extend an existing covenant not to sue for seven years. As the primary benefit of the arrangement was attributable to future use, the amount was recorded in other assets on our consolidated balance sheets and is amortized to cost of product revenue in our consolidated statements of operations over the estimated period of benefit of seven years.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2020, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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

13. Stockholders’ Equity
Share Repurchase Program
In August 2016, our board of directors authorized a $500.0 million share repurchase program and in February 2017 authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion (our “original authorization”). This repurchase program expired on December 31, 2018. In February 2019, our board of directors authorized a new $1.0 billion share repurchase program which is funded from available working capital (our “current authorization”). This repurchase program will expire on December 31, 2020 and may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
During the years ended July 31, 2019 and 2018, we repurchased and retired 1.9 million shares and 1.7 million shares, respectively, of our common stock under our original authorization for an aggregate purchase price of $330.0 million, and $250.0 million, respectively, including transaction costs. During the fiscal year ended July 31, 2020, we repurchased and retired 0.9 million shares of our common stock under our current authorization for an aggregate purchase price of $198.1 million, including transaction costs. As of July 31, 2020, $801.9 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets.
Accelerated Stock Repurchase
In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction with a financial institution. This ASR transaction was in addition to our share repurchase program.
During the fiscal year ended July 31, 2020, we completed the ASR transaction with an aggregate of 5.2 million shares of our common stock repurchased and retired. The total price of the ASR transaction is reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheet.
14. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (our “2012 Plan”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering (“IPO”). Our 2012 Plan replaced our 2005 Equity Incentive Plan (our “2005 Plan”), which terminated upon the completion of our IPO, however, awards that were outstanding upon termination remained outstanding pursuant to their original terms. Our 2012 Plan provides for the granting of stock options, restricted stock award (“RSA”), restricted stock unit (“RSU”), stock appreciation rights, performance-based stock units (“PSUs”), performance shares (“PSAs”), and performance stock options (“PSOs”) to our employees, directors, and consultants.
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
We grant awards with performance conditions (PSAs and PSUs) to certain employees, which vest over a period of one to four years from the date of grant. The actual number of PSAs and PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year.
We have also granted PSOs with both a market condition and a service condition to certain executives. The market condition requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 (the “stock price targets”) during the four-, five-, six-, and seven-year periods following the date of grant in fiscal year 2018 and 2019, respectively. To the extent that the stock price targets have been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercised”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The contractual term of our PSOs is seven to seven and a half years from the date of grant, depending on vesting period. As of July 31, 2020, the market condition for the PSOs has not been met.
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

A total of 20.3 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2020. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our IPO. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year. During the year ended July 31, 2020, employees purchased 0.6 million shares of common stock under our 2012 ESPP at an average exercise price of $146.90 per share.
A total of 4.3 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2020. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Acquisition-related Activities
Assumed Share-based Compensation Plans
In connection with our acquisitions of CloudGenix, Aporeto, and Zingbox during the year ended July 31, 2020, we assumed CloudGenix’s 2013 Equity Incentive Plan, Aporeto’s Amended and Restated 2015 Stock Option and Grant Plan and Zingbox’s Stock Incentive Plan, as amended and restated (together, the “2020 assumed Plans”). The equity awards assumed in connection with each acquisition were granted from their respective assumed plans. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under and forfeited awards will not be returned to the 2020 assumed Plans.
In connection with our acquisitions of RedLock, Demisto, and Twistlock during the year ended July 31, 2019, we assumed RedLock’s 2015 Stock Plan, as amended, Demisto’s 2015 Stock Option Plan, as amended, and Twistlock’s 2015 Share Option Plan, as amended and restated (together, the “2019 assumed Plans”). The equity awards assumed in connection with each acquisition were granted from their respective assumed plans. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under and forfeited awards will not be returned to the 2019 assumed Plans.
Refer to Note 6. Acquisitions for more information on our acquisitions and the related equity awards assumed.
Restricted Stock Issuances
In connection with our acquisition of Zingbox during the year ended July 31, 2020, we issued a total of 0.1 million shares of restricted common stock as replacement equity awards which are subject to additional time-based vesting requirements and continued service by the award holder.
In connection with our acquisitions of RedLock, Demisto, PureSec, and Twistlock during the year ended July 31, 2019, we issued a total of 0.5 million shares of restricted common stock as replacement equity awards which are subject to additional time-based vesting requirements and continued service by the award holder.

Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2020, 2019, and 2018 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2017	1.6	$13.11	4.2	$190.6	—	$—	0.0	$—
Granted	—	$—			1.2	$198.50
Exercised	(0.6)	$12.76			—	$—
Balance—July 31, 2018	1.0	$13.28	3.1	$199.8	1.2	$198.50	7.0	$—
Granted	—	$—			2.6	$191.97
Exercised	(0.7)	$12.61			—	$—
Forfeited	—	$1.24			(0.1)	$193.51
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.2)	$11.46			—	$—
Forfeited	—	$—			(0.9)	$193.51
Balance—July 31, 2020	0.1	$19.59	1.5	$34.2	2.8	$194.14	5.2	$170.9
Exercisable—July 31, 2020	0.1	$19.59	1.5	$34.2	2.8	$194.14	5.2	$170.9
The weighted-average grant-date fair value of PSOs granted during the years ended July 31, 2019 and 2018 was $59.11, and $56.14 per share, respectively. The intrinsic value of options exercised during the years ended July 31, 2020, 2019, and 2018 was $50.2 million, $139.5 million and $85.0 million, respectively.
RSA and PSA Activities
The following table summarizes the RSA and PSA activity under our stock plans during the years ended July 31, 2020, 2019, and 2018 (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Balance—July 31, 2017	0.8	$166.86	0.2	$148.54
Vested	(0.5)	$169.38	0.0	$148.54
Forfeited	(0.1)	$166.05	(0.1)	$148.54
Balance—July 31, 2018	0.2	$163.14	0.1	$148.54
Vested	(0.2)	$166.83	0.0	$148.54
Forfeited	0.0	$152.09	0.0	$148.54
Balance—July 31, 2019	0.0	$148.54	0.1	$148.54
Vested	0.0	$148.54	0.0	$148.54
Forfeited	0.0	$148.54	0.0	$148.54
Balance—July 31, 2020	0.0	$148.54	0.1	$148.54

The aggregate fair value, as of respective vesting dates, of RSAs vested during the years ended July 31, 2020, 2019, and 2018, was $7.0 million, $41.1 million and $65.0 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSAs vested during the years ended July 31, 2020, 2019, and 2018 was $3.8 million, $4.5 million and $2.5 million, respectively.
RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2020, 2019, and 2018 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2017	6.5	$141.16	$854.1	—	$—	$—
Granted(1)	3.9	$171.74		0.2	$149.73
Vested	(3.3)	$138.93		—	$—
Forfeited	(0.6)	$144.33		—	$—
Balance—July 31, 2018	6.5	$160.70	$1,291.4	0.2	$149.73	$43.7
Granted(1)(2)	3.9	$210.14		0.2	$215.64
Vested(3)	(2.7)	$160.87		(0.1)	$149.73
Forfeited	(0.8)	$162.73		—	$155.38
Balance—July 31, 2019	6.9	$188.16	$1,554.0	0.3	$197.86	$67.0
Granted(2)	3.5	$211.38		0.4	$248.55
Vested(3)	(2.8)	$181.19		(0.1)	$166.90
Forfeited	(1.0)	$188.18		0.0	$175.88
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
______________
(1) For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2) Includes 0.1 million RSUs assumed in connection with the acquisitions of Zingbox, Aporeto and CloudGenix, with weighted-average grant-date fair value of $208.25, $231.30 and $181.48, respectively for the year ended July 31, 2020; and includes 0.4 million RSUs assumed and 0.1 million replacement RSUs granted in connection with the acquisitions of RedLock, Demisto, PureSec, and Twistlock, with weighted-average grant-date fair values of $218.69 and $224.31 per share, respectively for the year ended July 31, 2019.
(3) Includes time-based vesting for PSUs.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2020, 2019, and 2018 was $615.7 million, $566.4 million, and $546.3 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the year ended July 31, 2020 and 2019 was $11.9 million and $17.2 million.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of July 31, 2020 (in millions):

Number of shares
Balance—July 31, 2019	7.8
Authorized	4.5
PSOs, RSUs, and PSUs granted	(3.9)
Options, PSOs, RSAs, PSAs, RSUs, and PSUs forfeited	2.0
Shares withheld for taxes	0.1
Balance—July 31, 2020	10.5

Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs, PSUs, RSAs, and PSAs is based on the closing market price of our common stock on the date of grant.
The fair value of PSOs is estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the options midway between the vesting term and the contractual term. No new PSOs were granted during the year ended July 31, 2020. The following table summarizes the assumptions used and the resulting grant-date fair values of our PSOs granted during the years ended July 31, 2019 and 2018:

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
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Year Ended July 31,
	2020	2019	2018
Volatility	31.0% - 35.7%	30.0% - 34.5%	26.8% - 43.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	—%
Risk-free interest rate	0.9% - 1.9%	2.3% - 2.6%	1.2% - 2.3%
Grant-date fair value per share	$46.75 - $66.47	$55.03 - $87.04	$34.94 - $65.04
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
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2020	2019	2018
Cost of product revenue	$5.7	$5.6	$7.0
Cost of subscription and support revenue	77.7	71.3	66.7
Research and development	274.6	186.8	145.2
Sales and marketing	214.5	221.9	208.0
General and administrative	92.0	102.1	77.0
Total share-based compensation	$664.5	$587.7	$503.9
During the year ended July 31, 2020, we accelerated the vesting of certain equity awards in connection with our acquisitions of Zingbox, Aporeto and CloudGenix and recorded $1.3 million, $4.4 million and $0.3 million, respectively, and during the year ended July 31, 2019, we accelerated the vesting of certain equity awards in connection with our acquisitions of RedLock and Twistlock and recorded $14.2 million and $5.8 million, respectively, of share-based compensation within general and administrative expense. During the year ended July 31, 2018, we paid $6.6 million in cash to settle certain Evident.io stock options, for which vesting was accelerated in connection with the acquisition and the subsequent termination of the option holders’ services. This amount was recorded as post-acquisition share-based compensation included in general and administrative expense.

As of July 31, 2020, total compensation cost related to unvested share-based awards not yet recognized was $1.5 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.5 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
15. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2020	2019	2018
United States	$(56.1)	$(198.1)	$(181.1)
Foreign	(175.7)	123.5	75.8
Total	$(231.8)	$(74.6)	$(105.3)
The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2020	2019	2018
Federal:
Current	$3.8	$(1.3)	$(0.6)
Deferred	(1.3)	(11.3)	(3.3)
State:
Current	1.3	(0.9)	1.6
Deferred	0.1	(3.0)	(1.3)
Foreign:
Current	39.2	27.5	23.3
Deferred	(7.9)	(3.7)	(2.8)
Total	$35.2	$7.3	$16.9

For the year ended July 31, 2020, our provision for income taxes increased compared to the year ended July 31, 2019, primarily due to an increase in foreign income as a result of increased business operations and withholding taxes from an increase in billings in the relevant jurisdictions. We also had a change in our valuation allowance related to acquisitions completed during fiscal 2019.
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

The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	26.8%
Effect of:
State taxes, net of federal tax benefit	3.0	7.9	5.7
Effects of non-U.S. operations	667.5	89.3	19.9
Change in valuation allowance	(714.1)	(196.9)	39.2
Effect of U.S. tax law change	—	0.6	(129.3)
Share-based compensation	(5.1)	44.9	10.6
Amortization of deferred tax charges	—	—	(8.0)
Research credits	17.9	35.0	31.4
Non-deductible expenses	(3.9)	(11.5)	(6.1)
Other, net	(1.5)	(0.1)	(6.2)
Total	(15.2)%	(9.8)%	(16.0)%
In December 2019, we transferred certain intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. The tax benefit from an increase in the tax basis of intellectual property rights resulted in an increase in effects of non-U.S. operations and was fully offset by a full valuation.
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2020 and July 31, 2019 (in millions):

	July 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$116.5	$53.3
Deferred revenue	272.5	212.8
Net operating loss carryforwards	348.0	269.9
Research and development and foreign tax credits	179.6	143.3
Share-based compensation	33.7	25.9
Fixed assets and intangible assets	1,458.8	—
Gross deferred tax assets	2,409.1	705.2
Valuation allowance	(2,240.4)	(561.9)
Total deferred tax assets	168.7	143.3
Deferred tax liabilities:
Fixed assets and intangible assets	—	(26.0)
Deferred commissions	(130.8)	(94.6)
Other deferred tax liabilities	(28.9)	(15.7)
Total deferred tax liabilities	(159.7)	(136.3)
Net deferred tax assets	$9.0	$7.0
Our increase in deferred tax assets relating to fixed assets and intangibles is largely due to transferring our intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. This resulted in an increase in the tax basis of these intellectual property rights and a corresponding increase in foreign deferred tax assets. As of July 31, 2020, it is not more likely than not that these additional deferred tax assets will be realizable, and therefore, are offset by a full valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2020, we have provided a valuation allowance for our federal, state, UK and certain other foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by $1.7 billion from the year ended July 31, 2019 to the year ended July 31, 2020, primarily due to an increase in intangible tax basis as discussed above.
As of July 31, 2020, we had federal, state, and foreign NOL carryforwards of approximately $1.6 billion, $0.7 billion, and $0.6 billion, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2027 and July 31, 2021, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2020, we had federal and state research and development tax credit carryforwards of approximately $116.9 million and $105.7 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2020, we had foreign tax credit carryforwards of $3.7 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2021.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
As of July 31, 2020, we had $326.4 million of unrecognized tax benefits, $63.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2019, we had $314.5 million of unrecognized tax benefits, $68.0 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2020, our federal, state, and foreign returns for the tax years 2009 through the current period remain subject to adjustment due to current and future examinations. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2020 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2020, 2019, and 2018, we recognized income tax expense related to interest and penalties of $1.6 million, $2.3 million, and $2.9 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $12.2 million and $10.6 million as of July 31, 2020 and 2019, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of the period	$314.5	$337.7	$301.3
Additions for tax positions taken in prior years	3.2	0.3	3.1
Reductions for tax positions taken in prior years	(1.6)	(33.4)	(6.3)
Additions for tax positions taken in the current year	10.3	9.9	39.6
Unrecognized tax benefits at the end of the period	$326.4	$314.5	$337.7
During the years ended July 31, 2020 and July 31, 2019, our additions for tax positions taken in the given year were primarily attributable to intercompany transactions.
During the year ended July 31, 2018, our additions for tax positions taken in the current year were primarily attributable to uncertain tax positions related to federal and state research and development credits, withholding taxes, and intercompany transactions.
As of July 31, 2020, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
16. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2020	2019	2018
Net loss	$(267.0)	$(81.9)	$(122.2)
Weighted-average shares used to compute net loss per share, basic and diluted	96.9	94.5	91.7
Net loss per share, basic and diluted	$(2.76)	$(0.87)	$(1.33)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2020	2019	2018
Convertible senior notes	13.1	6.4	11.6
Warrants related to the issuance of convertible senior notes	13.1	11.6	11.6
RSUs and PSUs	7.2	7.2	6.7
Options to purchase common stock, including PSOs	2.9	4.0	2.2
RSAs and PSAs	0.1	0.1	0.3
ESPP shares	0.3	0.2	0.2
Total	36.7	29.5	32.6

17. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2020	2019	2018
Interest income	$41.4	$69.8	$27.1
Foreign currency exchange gains (losses), net	(6.7)	(3.5)	1.7
Other	1.2	(2.9)	(0.3)
Total other income, net	$35.9	$63.4	$28.5

18. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions based upon the amount of employees’ contributions, subject to certain limitations. Our matching contributions to the plan were immaterial for the years ended July 31, 2020, 2019, and 2018.
19. Segment Information
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

The following table presents our long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic region (in millions):

	Year Ended July 31,
	2020	2019
Long-lived assets:
United States	$502.3	$240.5
International	104.5	55.5
Total long-lived assets	$606.8	$296.0
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2020, 2019, and 2018.
20. Selected Quarterly Financial Data (Unaudited)
The following tables set forth selected unaudited quarterly financial data for the years ended July 31, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended
	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
Revenue:
Product	$231.2	$246.5	$280.9	$305.6
Subscription and support	540.7	570.2	588.5	644.8
Total revenue	771.9	816.7	869.4	950.4
Cost of revenue:
Product	65.1	68.7	73.3	87.3
Subscription and support	152.6	164.4	185.0	203.1
Total cost of revenue	217.7	233.1	258.3	290.4
Total gross profit	554.2	583.6	611.1	660.0
Operating expenses:
Research and development	170.5	185.4	196.3	215.9
Sales and marketing	365.7	374.9	388.4	391.2
General and administrative	69.8	76.2	82.9	70.7
Total operating expenses	606.0	636.5	667.6	677.8
Operating loss	(51.8)	(52.9)	(56.5)	(17.8)
Interest expense	(18.9)	(19.0)	(19.4)	(31.4)
Other income, net	16.2	10.8	8.1	0.8
Loss before income taxes	(54.5)	(61.1)	(67.8)	(48.4)
Provision for income taxes	5.1	12.6	7.0	10.5
Net loss	$(59.6)	$(73.7)	$(74.8)	$(58.9)
Net loss per share, basic and diluted	$(0.62)	$(0.75)	$(0.77)	$(0.61)

	Three Months Ended
	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
Revenue:
Product	$240.5	$271.6	$278.4	$305.7
Subscription and support	415.5	439.6	448.2	500.1
Total revenue	656.0	711.2	726.6	805.8
Cost of revenue:
Product	73.2	82.5	78.0	82.2
Subscription and support	110.3	120.1	126.9	135.2
Total cost of revenue	183.5	202.6	204.9	217.4
Total gross profit	472.5	508.6	521.7	588.4
Operating expenses:
Research and development	113.4	128.3	139.1	158.7
Sales and marketing	314.6	320.0	339.0	370.4
General and administrative	76.6	53.7	62.3	69.2
Total operating expenses	504.6	502.0	540.4	598.3
Operating income (loss)	(32.1)	6.6	(18.7)	(9.9)
Interest expense	(22.7)	(20.6)	(20.6)	(20.0)
Other income, net	13.0	16.0	18.2	16.2
Income (loss) before income taxes	(41.8)	2.0	(21.1)	(13.7)
Provision for (benefit from) income taxes	(3.5)	4.6	(0.9)	7.1
Net loss	$(38.3)	$(2.6)	$(20.2)	$(20.8)
Net loss per share, basic and diluted	$(0.41)	$(0.03)	$(0.21)	$(0.22)
21. Related Party Transactions
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
22. Subsequent Event
Business Combination
In August 2020, we entered into a definitive agreement to acquire The Crypsis Group, an incident response, risk management and digital forensics consulting firm, in exchange for total consideration of $265.0 million in cash, subject to adjustments. We expect the acquisition will expand our capabilities and strengthen our Cortex strategy. The acquisition is expected to close during our first quarter of fiscal 2021, subject to regulatory approvals and other customary closing conditions.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2020, and is incorporated in this report by reference.
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
1.Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or the notes thereto.
3.Exhibits
The following documents are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-35594	3.2	February 25, 2020

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of July 12, 2018.	8-K	001-35594	4.1	July 13, 2018

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 8, 2020.	8-K	001-35594	4.1	June 8, 2020

4.3	Form of Global 0.75% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-35594	4.2	July 13, 2018

4.4	Form of Global 0.375% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35594	4.2	June 8, 2020

4.5	Description of Registrant’s Securities.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-Q	001-35594	10.2	November 26, 2019

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-K	001-35594	10.4	September 7, 2017

10.5*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.6*	Demisto, Inc. 2015 Stock Option Plan, as amended.	S-8	333-230663	99.1	April 1, 2019

10.7*	Twistlock Ltd. Amended and Restated 2015 Share Option Plan.	S-8	333-232672	99.1	July 16, 2019

10.8*	Zingbox, Inc. Stock Incentive Plan, as amended and restated.	S-8	333-234059	99.1	October 2, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.9*	Aporeto, Inc. Amended and Restated 2015 Stock Option and Grant Plan.	S-8	333-235854	99.1	January 8, 2020

10.10*	CloudGenix Inc. 2013 Equity Incentive Plan.	S-8	333-238014	99.1	May 5, 2020

10.11*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.12*	Clawback Policy, adopted as of August 29, 2017.	10-Q	001-35594	10.3	November 21, 2017

10.13*	Executive Incentive Plan effective December 8, 2017.	10-Q	001-35594	10.2	February 27, 2018

10.14*	Letter Agreement between the Registrant and Nir Zuk, dated December 19, 2011.	S-1	333-180620	10.8	April 6, 2012

10.15*	Offer Letter between the Registrant and Mary Pat McCarthy, dated October 13, 2016.	8-K	001-35594	10.1	October 24, 2016

10.16*	Offer Letter between the Registrant and Jean Compeau, dated February 22, 2018.	8-K	001-35594	10.1	February 26, 2018

10.17*	New Offer Letter between the Registrant and Mark D. McLaughlin, dated May 31, 2018.	8-K	001-35594	10.1	June 4, 2018

10.18*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.19*	Offer Letter between the Registrant and Amit K. Singh, dated October 11, 2018.	8-K	001-35594	10.1	October 15, 2018

10.20*	Confirmatory Employment Letter between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.21*	Offer Letter between the Registrant and Lorraine Twohill, dated April 10, 2019.	8-K	001-35594	10.1	April 15, 2019

10.22*	Offer Letter between the Registrant and Rt Hon Sir John Key, dated April 10, 2019.	8-K	001-35594	10.2	April 15, 2019

10.23*	Offer Letter between the Registrant and Luis Felipe Visoso, dated June 19, 2020.	8-K	001-35594	10.1	June 23, 2020

10.24*	Offer Letter between the Registrant and John Donovan, dated September 14, 2012.	8-K	001-35594	10.1	September 20, 2012

10.25*	Offer Letter between the Registrant and Daniel J. Warmenhoven, dated February 14, 2012.	S-1	333-180620	10.13	April 6, 2012

10.26*	Offer Letter between the Registrant and Carl Eschenbach, dated May 9, 2013.	8-K	001-35594	10.1	May 30, 2013

10.27**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.28	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.29	Purchase Agreement, dated July 10, 2018, by and among the Registrant and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	July 13, 2018

10.30	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	July 13, 2018

10.31	Form of Warrant Confirmation.	8-K	001-35594	10.3	July 13, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.32	Purchase Agreement, dated June 3, 2020, by and among the Registrant and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	June 8, 2020

10.33	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 8, 2020

10.34	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 8, 2020

10.35	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.36	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.37	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.38	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K	001-35594	10.1	October 19, 2015

10.39	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.40	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.41	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.42	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.43	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.44	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.45	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.46	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.47	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.48	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.49	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.50	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.51	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.52	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.53	Credit Agreement, dated as of September 4, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.	8-K	001-35594	10.1	September 6, 2018

10.54	Lease Termination Agreement (4301 Great America Parkway, Santa Clara, California).	8-K	001-35594	10.1	December 19, 2019

10.55	Lease Termination Agreement (4401 Great America Parkway, Santa Clara, California)	8-K	001-35594	10.2	December 19, 2019

10.56	Fixed Dollar Accelerated Share Repurchase Transaction Confirmation, dated February 26, 2020 between Palo Alto Networks, Inc. and Morgan Stanley & Co. LLC	10-Q	001-35594	10.1	May 22, 2020

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 4, 2020.

PALO ALTO NETWORKS, INC.
By:	/s/ NIKESH ARORA
Nikesh Arora
Chairman and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikesh Arora, Luis Felipe Visoso, and Jean Compeau, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 4, 2020
Nikesh Arora

/s/ LUIS FELIPE VISOSO	Chief Financial Officer (Principal Financial Officer)	September 4, 2020
Luis Felipe Visoso

/s/ JEAN COMPEAU	Chief Accounting Officer (Principal Accounting Officer)	September 4, 2020
Jean Compeau

/s/ MARK D. MCLAUGHLIN	Vice Chairman and Director	September 4, 2020
Mark D. McLaughlin

/s/ NIR ZUK	Chief Technical Officer and Director	September 4, 2020
Nir Zuk

/s/ ASHEEM CHANDNA	Director	September 4, 2020
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 4, 2020
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 4, 2020
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	September 4, 2020
James J. Goetz

/s/ RT HON SIR JOHN KEY	Director	September 4, 2020
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	September 4, 2020
Mary Pat McCarthy

/s/ LORRAINE TWOHILL	Director	September 4, 2020
Lorraine Twohill

/s/ DANIEL J. WARMENHOVEN	Director	September 4, 2020
Daniel J. Warmenhoven