Form 10-Q
period 2020-10-31
Palo Alto Networks Inc
filed 2020-11-19
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 13, 2020 was 95,211,700.

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:
•The ongoing global COVID-19 outbreak could harm our business and results of operations.
•Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
•Our operating results may vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.
•The sudden and significant global economic downturn could have an adverse effect on our business and operating results.
•Our revenue growth rate in recent periods may not be indicative of our future performance.
•We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
•If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
•We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability, and adversely impact our financial results.
•Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
•Seasonality may cause fluctuations in our revenue.
•If we are unable to hire, integrate, train, retain, and motivate qualified personnel and senior management, our business could suffer.
•If we are not successful in executing our strategy to increase sales of our products, subscriptions and support offerings to new and existing medium and large enterprise end-customers, our operating results may suffer.
•We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales of these subscription and support offerings are not immediately reflected in full in our operating results.
•Defects, errors, or vulnerabilities in our products, subscriptions, or support offerings, the failure of our products or subscriptions to block a virus or prevent a security breach, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
•False detection of applications, viruses, spyware, vulnerability exploits, data patterns, or URL categories could adversely affect our business.
•We rely on our channel partners to sell substantially all of our products, including subscriptions and support, and if these channel partners fail to perform, our ability to sell and distribute our products and subscriptions will be limited, and our operating results will be harmed.
•If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security market, our competitive position and prospects will be harmed.
•Our current research and development efforts may not produce successful products, subscriptions, or features that result in significant revenue, cost savings or other benefits in the near future, if at all.
•We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

•Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
•Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
•Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end-customers and may result in the loss of sales and end-customers.
•The sales prices of our products and subscriptions may decrease, which may reduce our gross profits and adversely impact our financial results.
•We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
•We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.
•We are exposed to the credit and liquidity risk of some of our channel partners and end-customers, and to credit exposure in weakened markets, which could result in material losses.
•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
•Our ability to sell our products and subscriptions is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and subscriptions, our sales, and our operating results.
•Claims by others that we infringe their proprietary technology or other rights could harm our business.
•Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us.
•Our use of open source software in our products and subscriptions could negatively affect our ability to sell our products and subscriptions and subject us to possible litigation.
•We license technology from third parties, and our inability to maintain those licenses could harm our business.
•Our failure to adequately protect personal information could have a material adverse effect on our business.
•We face risks associated with having operations and employees located in Israel.
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
•Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.
•We have a corporate structure aligned with the international nature of our business activities, and if we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and operating results could be adversely affected.
•We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change or repay our convertible senior notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our convertible senior notes.
•Our charter documents and Delaware law, as well as certain provisions contained in the indentures governing our convertible senior notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	October 31, 2020	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,142.0	$2,958.0
Short-term investments	1,075.6	789.8
Accounts receivable, net of allowance for credit losses of $9.0 and $2.3 at October 31, 2020 and July 31, 2020, respectively	675.5	1,037.1
Prepaid expenses and other current assets	407.8	344.3
Total current assets	4,300.9	5,129.2
Property and equipment, net	337.9	348.1
Operating lease right-of-use assets	251.2	258.7
Long-term investments	873.2	554.4
Goodwill	1,968.6	1,812.9
Intangible assets, net	388.8	358.2
Other assets	605.9	603.9
Total assets	$8,726.5	$9,065.4
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48.5	$63.6
Accrued compensation	188.4	322.2
Accrued and other liabilities	260.7	256.8
Deferred revenue	2,137.5	2,049.1
Total current liabilities	2,635.1	2,691.7
Convertible senior notes, net	3,119.2	3,084.1
Long-term deferred revenue	1,809.3	1,761.1
Long-term operating lease liabilities	323.9	336.6
Other long-term liabilities	92.0	90.1
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2020 and July 31, 2020	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 95.2 and 96.3 shares issued and outstanding at October 31, 2020 and July 31, 2020, respectively	2,003.9	2,259.2
Accumulated other comprehensive income	3.2	10.5
Accumulated deficit	(1,260.1)	(1,167.9)
Total stockholders’ equity	747.0	1,101.8
Total liabilities and stockholders’ equity	$8,726.5	$9,065.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2020	2019
Revenue:
Product	$237.3	$231.2
Subscription and support	708.7	540.7
Total revenue	946.0	771.9
Cost of revenue:
Product	62.2	65.1
Subscription and support	215.6	152.6
Total cost of revenue	277.8	217.7
Total gross profit	668.2	554.2
Operating expenses:
Research and development	237.4	170.5
Sales and marketing	388.6	365.7
General and administrative	86.7	69.8
Total operating expenses	712.7	606.0
Operating loss	(44.5)	(51.8)
Interest expense	(40.2)	(18.9)
Other income, net	2.4	16.2
Loss before income taxes	(82.3)	(54.5)
Provision for income taxes	9.9	5.1
Net loss	$(92.2)	$(59.6)
Net loss per share, basic and diluted	$(0.97)	$(0.62)
Weighted-average shares used to compute net loss per share, basic and diluted	95.5	96.6

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2020	2019
Net loss	$(92.2)	$(59.6)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(1.3)	2.7
Change in unrealized gains (losses) on cash flow hedges	(6.0)	0.4
Other comprehensive income (loss)	(7.3)	3.1
Comprehensive loss	$(99.5)	$(56.5)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended October 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(92.2)	(92.2)
Other comprehensive loss	—	—	(7.3)	—	(7.3)
Issuance of common stock in connection with employee equity incentive plans	1.0	45.6	—	—	45.6
Taxes paid related to net share settlement of equity awards	—	(9.7)	—	—	(9.7)
Share-based compensation for equity-based awards	—	208.8	—	—	208.8
Repurchase and retirement of common stock	(2.1)	(500.0)	—	—	(500.0)
Balance as of October 31, 2020	95.2	$2,003.9	$3.2	$(1,260.1)	$747.0

	Three Months Ended October 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(59.6)	(59.6)
Other comprehensive income	—	—	3.1	—	3.1
Issuance of common stock in connection with employee equity incentive plans	1.0	36.3	—	—	36.3
Taxes paid related to net share settlement of equity awards	—	(5.3)	—	—	(5.3)
Share-based compensation for equity-based awards	—	153.7	—	—	153.7
Repurchase and retirement of common stock	(0.9)	(198.1)	—	—	(198.1)
Settlement of warrants	0.7	—	—	—	—
Balance as of October 31, 2019	97.6	$2,477.5	$(0.6)	$(960.5)	$1,516.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(92.2)	$(59.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	205.8	149.9
Depreciation and amortization	58.0	44.0
Amortization of deferred contract costs	65.8	55.6
Amortization of debt discount and debt issuance costs	35.1	15.5
Amortization of operating lease right-of-use assets	10.0	10.4
Amortization of investment premiums, net of accretion of purchase discounts	2.7	(3.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	382.3	83.9
Prepaid expenses and other assets	(96.9)	(59.2)
Accounts payable	(17.7)	(2.5)
Accrued compensation	(134.8)	(109.9)
Accrued and other liabilities	(20.0)	(25.2)
Deferred revenue	136.8	125.5
Net cash provided by operating activities	534.9	225.2
Cash flows from investing activities
Purchases of investments	(829.7)	(274.3)
Proceeds from maturities of investments	198.2	632.4
Business acquisitions, net of cash acquired	(225.1)	(66.4)
Purchases of property, equipment, and other assets	(29.6)	(47.2)
Net cash provided by (used in) investing activities	(886.2)	244.5
Cash flows from financing activities
Payments for debt issuance costs	(0.2)	—
Repurchases of common stock	(500.0)	(198.1)
Proceeds from sales of shares through employee equity incentive plans	45.4	36.3
Payments for taxes related to net settlement of equity awards	(9.7)	(5.3)
Net cash used in financing activities	(464.5)	(167.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(815.8)	302.6
Cash, cash equivalents, and restricted cash - beginning of period	2,961.7	965.0
Cash, cash equivalents, and restricted cash - end of period	$2,145.9	$1,267.6

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,142.0	$1,263.7
Restricted cash included in prepaid expenses and other current assets	2.9	1.9
Restricted cash included in other assets	1.0	2.0
Total cash, cash equivalents, and restricted cash	$2,145.9	$1,267.6
See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, and devices with comprehensive context at all times, across all locations.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2020. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except for the change in our accounting policies for credit losses due to our adoption of the new credit losses guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
Recently Adopted Accounting Pronouncements
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade accounts receivables and financing receivables. Credit losses on available-for-sale debt securities are required to be recorded through an allowance rather than as a write-down.
We adopted this standard in our first quarter of fiscal 2021 using the modified-retrospective approach. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. We updated the following accounting policies as a result of the adoption of this guidance.
Cash, Cash Equivalents, and Investments
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents, and with maturities of one year or less from the condensed consolidated balance sheet date, are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.
We classify our investments in marketable debt securities as available-for-sale at the time of purchase. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in our condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three months ended October 31, 2020 and 2019, the allowance for credit losses activity was not significant.
Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products and services. Payment terms on these financing arrangements are generally up to three years. We evaluate our allowance for credit losses by assessing the risks and losses inherent in our financing receivables on either an individual or a collective basis. Our assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer’s ability to pay, and forward-looking economic considerations. Financing receivables are written off when they are considered uncollectible, and related outstanding balances are reversed and charged against the allowance for credit losses. Short-term financing receivables are included in prepaid expenses and other current assets, and long-term financing receivables are included in other assets on our condensed consolidated balance sheets. Refer to Note 5. Financing Receivables for additional information.
Recently Issued Accounting Pronouncements
Debt with Conversion Options
In August 2020, the FASB issued new authoritative guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments, and simplifies both the classification of debt on the balance sheet and the earnings per share calculation. The standard is effective for us in our first quarter of fiscal 2023 and will be applied on a modified retrospective basis. Early adoption is permitted from our first quarter of fiscal 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2020	2019
Revenue:
Americas
United States	$628.4	$494.9
Other Americas	41.9	34.7
Total Americas	670.3	529.6
Europe, the Middle East, and Africa (“EMEA”)	170.9	147.6
Asia Pacific and Japan (“APAC”)	104.8	94.7
Total revenue	$946.0	$771.9

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2020	2019
Revenue:
Product	$237.3	$231.2
Subscription and support
Subscription	428.0	318.6
Support	280.7	222.1
Total subscription and support	708.7	540.7
Total revenue	$946.0	$771.9
Deferred Revenue
During the three months ended October 31, 2020, we recognized approximately $630.0 million of revenue pertaining to amounts that were deferred as of July 31, 2020.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $4.4 billion as of October 31, 2020, of which we expect to recognize approximately $2.3 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of October 31, 2020 and July 31, 2020 (in millions):

	October 31, 2020				July 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$392.3	$—	$—	$392.3	$1,589.5	$—	$—	$1,589.5
Certificates of deposit	—	150.0	—	150.0	—	—	—	—
U.S. government and agency securities	—	407.6	—	407.6	—	342.0	—	342.0
Total cash equivalents	392.3	557.6	—	949.9	1,589.5	342.0	—	1,931.5
Short-term investments:
Certificates of deposit	—	31.1	—	31.1	—	26.9	—	26.9
Commercial paper	—	10.0	—	10.0	—	—	—	—
Corporate debt securities	—	169.1	—	169.1	—	100.2	—	100.2
U.S. government and agency securities	—	827.3	—	827.3	—	645.6	—	645.6
Non-U.S. government and agency securities		38.1		38.1		17.1		17.1
Total short-term investments	—	1,075.6	—	1,075.6	—	789.8	—	789.8
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.0	—	5.0
Corporate debt securities	—	162.9	—	162.9	—	91.7	—	91.7
U.S. government and agency securities	—	667.2	—	667.2	—	447.4	—	447.4
Non-U.S. government and agency securities	—	43.1	—	43.1	—	10.3	—	10.3
Total long-term investments	—	873.2	—	873.2	—	554.4	—	554.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	9.2	—	9.2	—	13.6	—	13.6
Total prepaid expenses and other current assets	—	9.2	—	9.2	—	13.6	—	13.6
Other assets:
Foreign currency forward contracts	—	—	—	—	—	1.4	—	1.4
Total other assets:	—	—	—	—	—	1.4	—	1.4
Total assets measured at fair value	$392.3	$2,515.6	$—	$2,907.9	$1,589.5	$1,701.2	$—	$3,290.7
Refer to Note 10. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2020 and July 31, 2020.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2020 and July 31, 2020 (in millions):

	October 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.0	$—	$—	$150.0
U.S. government and agency securities	407.6	—	—	407.6
Total available-for-sale cash equivalents	$557.6	$—	$—	$557.6
Investments:
Certificates of deposit	$31.1	$—	$—	$31.1
Commercial paper	10.0	—	—	10.0
Corporate debt securities	330.7	1.3	—	332.0
U.S. government and agency securities	1,492.6	2.0	(0.1)	1,494.5
Non-U.S. government securities	81.2	—	—	81.2
Total available-for-sale investments	$1,945.6	$3.3	$(0.1)	$1,948.8

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. government and agency securities	$342.0	$—	$—	$342.0
Total available-for-sale cash equivalents	$342.0	$—	$—	$342.0
Investments:
Certificates of deposit	$31.9	$—	$—	$31.9
Corporate debt securities	190.1	1.8	—	191.9
U.S. government and agency securities	1,090.3	2.8	(0.1)	1,093.0
Non-U.S. government and agency securities	27.4	—	—	27.4
Total available-for-sale investments	$1,339.7	$4.6	$(0.1)	$1,344.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2020.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2020, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,631.7	$1,633.2
Due between one and three years	871.5	873.2
Total	$2,503.2	$2,506.4
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2020 and July 31, 2020, the carrying value of our marketable equity securities were $392.3 million and $1.6 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2020 and 2019.

5. Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products. The following table summarizes our short-term and long-term financing receivables as of October 31, 2020 (in millions):

October 31, 2020
Short-term financing receivables, gross	$11.2
Allowance for credit losses	(0.2)
Short-term financing receivables, net	$11.0
Long-term financing receivables, gross	$9.5
Allowance for credit losses	(0.2)
Long-term financing receivables, net	$9.3
Through July 31, 2020, financing receivables were not significant to our condensed consolidated balance sheet. There was no significant activity in allowance for credit losses during the three months ended October 31, 2020. There were no past due amounts on financing receivables as of October 31, 2020 and July 31, 2020.
6. Derivative Instruments
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
As of October 31, 2020 and July 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $386.7 million and $443.6 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2020.
During the three months ended October 31, 2020 and 2019, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of October 31, 2020 and 2019 were not material.
7. Acquisition
The Crypsis Group
On September 17, 2020, we completed our acquisition of The Crypsis Group (“Crypsis”), an incident response, risk management, and digital forensics consulting firm. We believe the acquisition will expand our capabilities and strengthen our Cortex strategy. The total purchase consideration for the acquisition of Crypsis was $227.7 million, which consisted of the following (in millions):

Amount
Cash	$225.7
Fair value of replacement awards	2.0
Total	$227.7
As part of the acquisition, we issued $27.1 million of replacement awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$157.6
Identified intangible assets	54.4
Net assets acquired	15.7
Total	$227.7
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Crypsis technology into our platforms. The goodwill is deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$6.9	3 years
Customer relationships	47.5	7 years
Total	$54.4
Additional Acquisition-Related Information
The operating results of the acquired company are included in our condensed consolidated statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to our condensed consolidated statements of operations.
Additional information related to the acquired company, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us, may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended October 31, 2020 (in millions):

Amount
Balance as of July 31, 2020	$1,812.9
Goodwill acquired	157.6
Measurement period adjustment	(1.9)
Balance as of October 31, 2020	$1,968.6
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2020 and July 31, 2020 (in millions):

	October 31, 2020			July 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$432.6	$(166.6)	$266.0	$425.9	$(146.6)	$279.3
Customer relationships	134.0	(14.6)	119.4	87.6	(12.4)	75.2
Acquired intellectual property	6.3	(3.3)	3.0	6.3	(3.2)	3.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.8	(2.4)	0.4	3.1	(2.5)	0.6
Total purchased intangible assets	$585.1	$(196.3)	$388.8	$532.3	$(174.1)	$358.2
We recognized amortization expense of $23.6 million and $16.9 million for the three months ended October 31, 2020 and 2019, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of October 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2021	$74.1
2022	94.3
2023	68.2
2024	58.2
2025	44.5
2026 and thereafter	49.5
Total future amortization expense	$388.8

9. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of October 31, 2020 and July 31, 2020 (in millions):

	October 31, 2020	July 31, 2020
Short-term deferred contract costs	$213.0	$206.0
Long-term deferred contract costs	408.8	422.3
Total deferred contract costs	$621.8	$628.3
We recognized amortization expense for our deferred contract costs of $65.8 million and $55.6 million during the three months ended October 31, 2020 and 2019, respectively. We did not recognize any impairment losses on our deferred contract costs during the three months ended October 31, 2020 or 2019.
10. Debt
Convertible Senior Notes
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and, in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2025 Notes bear interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. Each series of the convertible notes is governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The Notes of each series are unsecured, unsubordinated obligations and the applicable Indenture governing each series of Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2023 Notes and the 2025 Notes mature on July 1, 2023 and June 1, 2025, respectively. We cannot redeem the 2023 Notes prior to maturity. We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after June 5, 2023, and prior to the 31st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption. The redemption will be at a price equal to 100% of the principal amount of the 2025 Notes and adjusted for interest. If we call any or all of the 2025 Notes for redemption, holders may convert such 2025 Notes called for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date.

The following table presents details of our Notes (number of shares in millions):

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
Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarters ending on October 31, 2018 and October 31, 2020 for the 2023 Notes and the 2025 Notes, respectively (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day (the “sale price condition”);
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
The sale price condition was not met for the Notes during the fiscal quarters ended October 31, 2020 or July 31, 2020. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets in the periods presented. As of October 31, 2020, all of the Notes remained outstanding.
The following table sets forth the components of the Notes as of October 31, 2020 and July 31, 2020 (in millions):

	October 31, 2020			July 31, 2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,693.0	$2,000.0	$3,693.0	$1,693.0	$2,000.0	$3,693.0
Less: debt discount and debt issuance costs, net of amortization	183.8	390.1	573.9	200.0	408.9	608.9
Net carrying amount	$1,509.2	$1,609.9	$3,119.1	$1,493.0	$1,591.1	$3,084.1

Equity component	$315.0	$403.0	$718.0	$315.0	$403.0	$718.0
The total estimated fair value of the Notes was $3.9 billion and $4.1 billion at October 31, 2020 and July 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2020 and July 31, 2020 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on October 31, 2020, the if-converted value of the Notes was less than its respective principal amount.

The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2020			2019
	2023 Notes	2025 Notes	Total	2023 Notes	Total
Contractual interest expense	$3.2	$1.9	$5.1	$3.2	$3.2
Amortization of debt discount	15.7	18.2	33.9	15.0	15.0
Amortization of debt issuance costs	0.5	0.7	1.2	0.5	0.5
Total interest expense recognized	$19.4	$20.8	$40.2	$18.7	$18.7
Effective interest rate of the liability component	5.2%	5.4%		5.2%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our Notes, we entered into separate convertible note hedge transactions (the “2023 Note Hedges,” with respect to the 2023 Notes, the “2025 Note Hedges,” with respect to the 2025 Notes, and the 2023 Notes Hedges together with 2025 Note Hedges, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of the Notes.
The following table presents details of our Note Hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2023 Note Hedges	6.4	$332.0
2025 Note Hedges	6.7	$370.8
The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the applicable series of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the applicable series of the Notes. The Note Hedges will expire upon maturity of the applicable series of the Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series will not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. The aggregate amounts paid for the Note Hedges are included in additional paid-in capital in our condensed consolidated balance sheets.
Warrants
Separately, but concurrently with the issuance of each series of our Notes, we entered into transactions whereby we sold warrants (the “2023 Warrants,” with respect to the 2023 Notes, the “2025 Warrants,” with respect to the 2025 Notes, and the 2023 Warrants together with the 2025 Warrants, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2023 Warrants and 2025 Warrants are exercisable beginning October 2023 and September 2025, respectively.
The following table presents details of the Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants	6.4	$417.80	$145.4
2025 Warrants	6.7	$408.47	$202.8
The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the applicable strike price for such series of Warrants. The Warrants are separate transactions and are not part of either series of Notes or Note Hedges and are not remeasured through earnings each reporting period. Holders of the Notes of either series will not have any rights with respect to the Warrants. The aggregate proceeds received from the sale of the Warrants are included in additional paid-in capital in our condensed consolidated balance sheets.
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
The borrowings under the Credit Facility currently bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO Rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the LIBO Rate to continue to make rate submissions. As a result, it is possible that beginning in 2022, the LIBO Rate will no longer be available as a reference rate. Under the terms of our Credit Facility, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternative benchmark rate will be established to replace the LIBO Rate, which may include the Secured Overnight Financing Rate (“SOFR”). We do not anticipate that the discontinuance of the LIBO Rate will materially impact our liquidity or financial position.
As of October 31, 2020, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of October 31, 2020, our purchase commitments under such orders were $140.8 million excluding obligations under contracts that we can cancel without a significant penalty.
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2020 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2021	$—
2022	159.2
2023	227.2
2024	285.7
2025	345.3
2026 and thereafter	551.1
Total other purchase commitments	$1,568.5
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2020, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
During the three months ended October 31, 2020, we repurchased and retired 2.1 million shares of our common stock under the authorization for an aggregate purchase price of $500.0 million, including transaction costs. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of October 31, 2020, $301.9 million remained available for future share repurchases under our current repurchase authorization.
13. Equity Award Plans
Assumed Share-based Compensation Plans
The Crypsis Group Stock Incentive Plan
In connection with our acquisition of Crypsis in September 2020, we assumed the Crypsis Group Holdings, LLC 2017 Equity Incentive Plan (the “Crypsis Group Plan”), under which the assumed Crypsis equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Crypsis Group Plan. No additional equity awards will be granted under the Crypsis Group Plan. Refer to Note 7. Acquisition for more information on our Crypsis acquisition and the related equity awards assumed.
Performance Stock Option (“PSO”) Activities
There was no PSO activity under our stock plans during the three months ended October 31, 2020. As of October 31, 2020, we had 2.8 million shares of PSO outstanding and exercisable with a weighted-average exercise price per share of $194.14, a weighted-average remaining contract term of 4.9 years, and an aggregate intrinsic value of $74.8 million.
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
Granted	1.8	$241.67		0.4	$244.15
Vested	(0.8)	$187.16		(0.1)	$210.57
Forfeited	(0.2)	$207.01		—	$229.47
Balance—October 31, 2020	7.4	$213.78	$1,644.1	0.9	$238.35	$196.2
Our PSUs generally vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year. We recognize share-based compensation expense for our PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved.
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2020	2019
Cost of product revenue	$1.5	$1.3
Cost of subscription and support revenue	22.2	18.9
Research and development	95.4	62.4
Sales and marketing	64.9	43.8
General and administrative	28.9	24.8
Total share-based compensation	$212.9	$151.2

During the three months ended October 31, 2020, we accelerated the vesting of certain equity awards in connection with our acquisition; as a result, we recorded $7.1 million of share-based compensation within general and administrative expense in our condensed consolidated statements of operations.
As of October 31, 2020, total compensation cost related to unvested share-based awards not yet recognized was $1.8 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
14. Income Taxes
For the three months ended October 31, 2020, our provision for income taxes reflects an effective tax rate of negative 12.0%. Our effective tax rate for the three months ended October 31, 2020 was negative as we recorded a provision for income taxes on year-to-date losses. The provision for income taxes for the three months ended October 31, 2020 was primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our effective tax rate differs from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
Our provision for income taxes for the three months ended October 31, 2019 reflects an effective tax rate of negative 9.4%. Our effective tax rate for the three months ended October 31, 2019 was negative as we recorded a provision for income taxes on year-to-date losses. The provision for income taxes for the three months ended October 31, 2019 was primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rate differs from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2020	2019
Net loss	$(92.2)	$(59.6)
Weighted-average shares used to compute net loss per share, basic and diluted	95.5	96.6
Net loss per share, basic and diluted	$(0.97)	$(0.62)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2020	2019
Convertible senior notes	13.1	6.4
Warrants related to the issuance of convertible senior notes	13.1	9.6
RSUs and PSUs	8.3	7.7
Options to purchase common stock, including PSOs	2.8	3.2
Restricted stock awards and performance-based stock awards	—	0.1
ESPP shares	0.1	0.1
Total	37.4	27.1

16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended
	October 31,
	2020	2019
Interest income	$2.9	$15.8
Foreign currency exchange gains (losses), net	2.1	0.4
Other	(2.6)	—
Total other income, net	$2.4	$16.2

17. Subsequent Events
Business Combinations
In November 2020, we entered into a definitive agreement to acquire Expanse Inc. (“Expanse”), a privately-held company specializing in attack surface management, for total consideration of approximately $800 million, including approximately $670 million in cash and common stock, and approximately $130 million in replacement equity awards, subject to adjustment. We expect the acquisition will enrich our Cortex offerings and enable organizations an integrated view of the enterprise to combine external, internal, and threat data. The acquisition is expected to close during our second quarter of fiscal 2021.
In November 2020, we entered into a definitive agreement to acquire Sinefa Group, Inc. and its wholly owned subsidiaries (“Sinefa”), a privately-held digital experience monitoring company, for total consideration of approximately $44 million in cash, subject to adjustment. We expect the acquisition will extend our Prisma Access offering. The acquisition is expected to close during our second quarter of fiscal 2021.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products and technologies that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies, including closing the proposed Sinefa and Expanse acquisitions; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; the timing and amount of sublease income, capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2020 to the three months ended October 31, 2019.
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
Secure the Enterprise:
•Secure the network through our ML-powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service. This also includes our add-on Cloud-delivered Security Services (“Security Services”), such as Threat Prevention, WildFire, URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, and Enterprise Data Loss Prevention that secure applications, users, and devices across our ML-powered Next-Generation Firewalls, Prisma, and Cortex product lines. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Secure the Cloud:
•Secure the cloud through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), secures multi- and hybrid-cloud environments and cloud native applications integrating security across the full deployment lifecycle. Prisma SaaS protects SaaS applications. Prisma Access, a comprehensive Secure Access Service Edge (“SASE”) offering, together with CloudGenix SD-WAN, is used to secure remote work forces and enable the cloud-delivered branch. CloudGenix SD-WAN autonomous networking and integrated security is available as a combination of physical, virtual, and cloud-delivered appliances and services. VM-Series and CN-Series enforces in-line network security in multi- and hybrid- cloud environments.
Secure the Future:
•Secure the future through our Cortex security offerings, which includes Cortex XDR for prevention, detection, and response platforms to stop modern security attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Autofocus for threat intelligence, and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions. In addition, Crypsis provides incident response, risk management, and digital forensics services to help and protect our customers.
For the first quarter of fiscal 2021 and 2020, total revenue was $946.0 million and $771.9 million, respectively, representing year-over-year growth of 22.6%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2020, we had end-customers in more than 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $237.3 million, or 25.1% of total revenue, for the first quarter of fiscal 2021, representing year-over-year growth of 2.6%. Product revenue is generated from sales of our appliances, primarily our ML-powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $708.7 million, or 74.9% of total revenue, for the first quarter of fiscal 2021, representing year-over-year growth of 31.1%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in September 2020, we acquired The Crypsis Group (“Crypsis”), which we believe will expand our capabilities and strengthen our Cortex strategy.
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

Impact of COVID-19 on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has and is expected to result in continued significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our work operations during the first quarter of fiscal 2021. We are conducting business as usual with restrictions to employee travel and transitioning of in-person marketing events to virtual formats, among other modifications. These changes will substantially remain in effect in the second quarter of fiscal 2021, and are likely to extend to future quarters. We will continue to actively monitor the situation and will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology to our employees, end-customers, and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 may curtail our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “—Results of Operations.”

	October 31, 2020	July 31, 2020

	(in millions)
Total deferred revenue	$3,946.8	$3,810.2
Cash, cash equivalents, and investments	$4,090.8	$4,302.2

	Three Months Ended October 31,
	2020	2019

	(dollars in millions)
Total revenue	$946.0	$771.9
Total revenue year-over-year percentage increase	22.6%	17.7%
Gross margin	70.6%	71.8%
Operating loss	$(44.5)	$(51.8)
Operating margin	(4.7)%	(6.7)%
Billings	$1,082.8	$897.4
Billings year-over-year percentage increase	20.7%	18.3%
Cash flow provided by operating activities	$534.9	$225.2
Free cash flow (non-GAAP)	$505.3	$178.0
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

	Three Months Ended October 31,
	2020	2019

	(in millions)
Billings:
Total revenue	$946.0	$771.9
Add: change in total deferred revenue, net of acquired deferred revenue	136.8	125.5
Billings	$1,082.8	$897.4
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

	Three Months Ended October 31,
	2020	2019

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$534.9	$225.2
Less: purchases of property, equipment, and other assets	29.6	47.2
Free cash flow (non-GAAP)	$505.3	$178.0
Net cash provided by (used in) investing activities	$(886.2)	$244.5
Net cash used in financing activities	$(464.5)	$(167.1)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$237.3	25.1%	$231.2	30.0%
Subscription and support	708.7	74.9%	540.7	70.0%
Total revenue	946.0	100.0%	771.9	100.0%
Cost of revenue:
Product	62.2	6.6%	65.1	8.4%
Subscription and support	215.6	22.8%	152.6	19.8%
Total cost of revenue(1)	277.8	29.4%	217.7	28.2%
Total gross profit	668.2	70.6%	554.2	71.8%
Operating expenses:
Research and development	237.4	25.1%	170.5	22.1%
Sales and marketing	388.6	41.0%	365.7	47.4%
General and administrative	86.7	9.2%	69.8	9.0%
Total operating expenses(1)	712.7	75.3%	606.0	78.5%
Operating loss	(44.5)	(4.7)%	(51.8)	(6.7)%
Interest expense	(40.2)	(4.2)%	(18.9)	(2.4)%
Other income, net	2.4	0.2%	16.2	2.0%
Loss before income taxes	(82.3)	(8.7)%	(54.5)	(7.1)%
Provision for income taxes	9.9	1.0%	5.1	0.6%
Net loss	$(92.2)	(9.7)%	$(59.6)	(7.7)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended October 31,
	2020	2019

	(in millions)
Cost of product revenue	$1.5	$1.3
Cost of subscription and support revenue	22.2	18.9
Research and development	95.4	62.4
Sales and marketing	64.9	43.8
General and administrative	28.9	24.8
Total share-based compensation	$212.9	$151.2

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

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$237.3	$231.2	$6.1	2.6%
The change in product revenue for the three months ended October 31, 2020 compared to the same period in 2019 represented a modest increase in product sales.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. Our contractual subscription and support contracts are typically one to five years. We recognize revenue from subscriptions and support over time as the services are performed. As a percentage of total revenue, we expect our subscription and support revenue to vary from quarter to quarter and to increase over the long term as we introduce new subscriptions, renew existing subscription and support contracts, and expand our installed end-customer base.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$428.0	$318.6	$109.4	34.3%
Support	280.7	222.1	58.6	26.4%
Total subscription and support	$708.7	$540.7	$168.0	31.1%
Subscription and support revenue increased for the three months ended October 31, 2020 compared to the same period in 2019. The increase was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers. The change in subscription and support revenue due to changes in pricing was not significant.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$670.3	$529.6	$140.7	26.6%
EMEA	170.9	147.6	23.3	15.8%
APAC	104.8	94.7	10.1	10.7%
Total revenue	$946.0	$771.9	$174.1	22.6%
With respect to geographic theaters, the increase in revenue for the three months ended October 31, 2020 compared to the same period in 2019 was driven primarily by the Americas, due to its larger and more established sales force. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three months ended October 31, 2020 compared to the same period in 2019 due to continued investment in our global sales force in order to support our growth and innovation.
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

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$62.2	$65.1	$(2.9)	(4.5)%
Number of employees at period end	114	108	6	5.6%
Cost of product revenue decreased slightly for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to product mix.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, customer support and repair costs, third-party professional services costs, data center and cloud hosting service costs, amortization of acquired intangible assets and capitalized software development costs, and allocated costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$215.6	$152.6	$63.0	41.3%
Number of employees at period end	1,569	1,288	281	21.8%
Cost of subscription and support revenue increased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support the adoption of our cloud-based subscription offerings, increased $26.2 million for the three months ended October 31, 2020 compared to the same period in 2019. Personnel costs grew $13.7 million to $87.6 million for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to headcount growth. The remaining increase was primarily due to increases in outside service costs and amortization of internally developed software.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, tariff costs, the average sales price of our products, cloud hosting service costs, personnel costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to fluctuate over time depending on the factors described above.

	Three Months Ended October 31,
	2020		2019
	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$175.1	73.8%	$166.1	71.8%
Subscription and support	493.1	69.6%	388.1	71.8%
Total gross profit	$668.2	70.6%	$554.2	71.8%
Product gross margin increased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to product mix.

Subscription and support gross margin decreased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to an increase in costs to support our cloud-based subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. As of October 31, 2020, we expect to recognize approximately $1.8 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
Research and Development
Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype-related expenses and allocated costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$237.4	$170.5	$66.9	39.2%
Number of employees at period end	1,943	1,598	345	21.6%
Research and development expense increased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to personnel costs, which grew $54.8 million to $188.0 million. The increase in personnel costs was primarily due to headcount growth and accelerated vesting of certain equity awards.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and allocated costs. We continue to thoughtfully invest in headcount and have substantially grown our international sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our international presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$388.6	$365.7	$22.9	6.3%
Number of employees at period end	3,855	3,557	298	8.4%
Sales and marketing expense increased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to personnel costs, which grew $30.2 million to $293.3 million, and increased expenses for go-to-market initiatives, which were partially offset by a decrease in trade shows and convention expenses as in-person events were replaced with virtual events due to COVID-19. The increase in personnel costs was largely due to headcount growth, and partially offset by decreased travel expenses due to COVID-19.
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

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$86.7	$69.8	$16.9	24.2%
Number of employees at period end	895	831	64	7.7%
General and administrative expense increased for the three months ended October 31, 2020 compared to the same period in 2019. Personnel costs increased $7.2 million to $53.5 million, primarily due to the accelerated vesting of certain equity awards in connection with our acquisitions. The remaining increase was due to increases in credit losses and acquisition-related costs.
Interest Expense
Interest expense primarily consists of non-cash interest expense from the amortization of the debt discount and debt issuance costs related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”), and also includes the contractual interest expense related to our Notes.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$40.2	$18.9	$21.3	112.7%
Interest expense increased for the three months ended October 31, 2020 compared to the same period in 2019 primarily due to our 2025 Notes issued in fiscal 2020. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$2.4	$16.2	$(13.8)	(85.2)%
Other income, net decreased for the three months ended October 31, 2020 compared to the same period in 2019. The decrease was primarily due to lower interest income earned on our cash, cash equivalents, and investments balances as a result of lower interest rates at October 31, 2020 compared to October 31, 2019.

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

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in millions)
Provision for income taxes	$9.9	$5.1	$4.8	94.1%
Effective tax rate	(12.0)%	(9.4)%
We recorded an income tax provision for the three months ended October 31, 2020 primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our provision for income taxes increased for the three months ended October 31, 2020 compared to the same period in 2019, primarily due to an increase in foreign income and withholding taxes. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	October 31, 2020	July 31, 2020

	(in millions)
Working capital	$1,665.8	$2,437.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,142.0	$2,958.0
Investments	1,948.8	1,344.2
Total cash, cash equivalents, and investments	$4,090.8	$4,302.2
As of October 31, 2020, our total cash, cash equivalents, and investments of $4.1 billion were held for general corporate purposes, of which approximately $595.1 million was held outside of the United States. As of October 31, 2020, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. As of October 31, 2020, all of our Notes remained outstanding. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of October 31, 2020, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program which is funded from available working capital and will expire on December 31, 2020. During the three months ended October 31, 2020, we purchased 2.1 million shares for $500.0 million, leaving $301.9 million available for future share repurchases under this repurchase authorization. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our repurchase programs.

The following table summarizes our cash flows for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
	2020	2019

	(in millions)
Net cash provided by operating activities	$534.9	$225.2
Net cash provided by (used in) investing activities	(886.2)	244.5
Net cash used in financing activities	(464.5)	(167.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(815.8)	$302.6
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A “Risk Factors” in this Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the investments in our new corporate headquarters, the continuing market acceptance of our products and subscription and support offerings, and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the three months ended October 31, 2020 was $534.9 million, an increase of $309.7 million compared to the same period in 2019. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the three months ended October 31, 2020.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2020 was $886.2 million, a net change of $1.1 billion compared to cash provided by investing activities of $244.5 million during the same period in 2019. The change was primarily due to higher purchases of investments, an increase in net cash payments for business acquisitions and a decrease in proceeds from maturities of investments during fiscal 2020.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the three months ended October 31, 2020 was $464.5 million, an increase of $297.4 million compared to the same period in 2019. The increase was primarily due to higher repurchases of our common stock during the three months ended October 31, 2020.
Contractual Obligations and Commitments
Except for those disclosed in Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business to our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainties, including the current economic environment due to the global impact of COVID-19. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to “Recently Adopted Accounting Pronouncements” and “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Our Industry
The ongoing global COVID-19 outbreak could harm our business and results of operations.
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the first quarter of fiscal 2021 and is expected to continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; changes in the demand of our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap; and delays or possible disruptions in our supply chain. As a result, we may experience extended sales cycles; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2020 to the end of the first quarter of fiscal 2021, our headcount increased from 8,014 to 8,376 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our end-customers, including the likely slowdown in technology spending due to the global economic downturn;
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
•our inability to execute, complete, or integrate efficiently any acquisitions that we may undertake;
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
•our ability to manage cloud hosting service costs and scale the cloud-based subscription offerings;
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
•political, economic, and social instability caused by the referendum in June 2016, in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”) and the U.K. government subsequently notified the E.U. of its withdrawal, which is commonly referred to as “Brexit,” continued hostilities in the Middle East, terrorist activities, and any disruption from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the expected global economic slowdown and potential global recession caused by the COVID-19 pandemic.
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
We experienced revenue growth rates of 22.6% and 17.7% in the first quarter of fiscal 2021 and the first quarter of fiscal 2020, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1,260.1 million as of October 31, 2020. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
If we are unable to sell new and additional product, subscription, and support offerings to our end-customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our portfolio with existing end-customers and create demand for our new offerings, including cloud security, AI, and analytics offerings. This may require increasingly sophisticated and costly sales efforts that may not result in additional sales. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. Further, existing end-customers have no contractual obligation to and may not renew their subscription and support contracts after the completion of their initial contract period. Our end-customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our subscriptions and our support offerings, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, subscriptions. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. We also cannot be certain that our end-customers will renew their subscription and support agreements. If our efforts to sell additional products and subscriptions to our end-customers are not successful or our end-customers do not renew their subscription and support agreements or renew them on less favorable terms, our revenues may grow more slowly than expected or decline.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 74.9% of total revenue in the first quarter of fiscal 2021 and 70.0% of total revenue in the first quarter of fiscal 2020. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The technology in our portfolio is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new features and related enhancements may require us to develop new hardware architectures that involve complex, expensive, and time-consuming research and development processes. The development of our portfolio is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new features. If we experience unanticipated delays in the availability of new products, features and subscriptions, and fail to meet customer expectations for such availability, our competitive position and business prospects will be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock Inc., in March 2019, we acquired Demisto, Inc., in June 2019, we acquired PureSec Ltd. (“PureSec”), in July 2019, we acquired Twistlock Ltd. (“Twistlock”), in September 2019, we acquired Zingbox, in December 2019 we acquired Aporeto and in April 2020 we acquired CloudGenix Inc (“CloudGenix”). In addition, in the first quarter of fiscal 2021 we acquired Crypsis, and in the second quarter of fiscal 2021 we entered into definitive agreements to acquire Sinefa Group, Inc. and Expanse Inc., both of which we expect will close during our second quarter of fiscal 2021. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
Risks Related to our Supply Chain
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
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted, or we could be forced to expedite shipment of such components or our products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have volume purchase contracts with these component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
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
Risks Related to Sales of our Products, Subscriptions and Support Offerings
The sales prices of our products and subscription and support offerings may decrease, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products, subscriptions and support offerings may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products, subscriptions and support offerings, anticipation of the introduction of new products, subscriptions or support offerings, or promotional programs or pricing pressures as a result of the economic downturn resulting from COVID-19. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products, subscriptions and support offerings worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products could decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product, subscriptions and support offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
We have a limited history of marketing, selling, and supporting our products, subscriptions and support offerings internationally. We may experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel. We also may not be able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms related to payment, warranties, or performance obligations in end-customer contracts.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $386.7 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
For the first quarter of fiscal 2021, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 57.5% of our total revenue. As of October 31, 2020, two distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 38.0% of our gross accounts receivable.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products, subscriptions and support offerings to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products, subscriptions and support offerings may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products, subscriptions and support offerings. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, subscriptions and support offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products, subscriptions and support offerings to the U.S. government.
Our ability to sell our products and subscriptions is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and subscriptions, our sales, and our operating results.
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the first quarter of fiscal 2021, failure to do so in the future could have a material adverse effect on our business.
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

Risks Related to Intellectual Property and Technology Licensing
Claims by others that we infringe their proprietary technology or other rights could harm our business.
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
Risks Related to Privacy and Data Protection
Our failure to adequately protect personal information could have a material adverse effect on our business.
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

The GDPR requires, among other things, that personal data only be transferred outside of the E.U. to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge. We are dealing with the recent “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms. The effects of this decision are highly uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
In the U.K., a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how this act and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated after Brexit.
California recently enacted the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General, which could be subject to additional modifications. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters, and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
Risks Related to Operations Outside the United States
We face risks associated with having operations and employees located in Israel.
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
Risk Related to Need for Additional Capital
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our portfolio improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. For example, in July 2018, we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes”). Any conversion of the outstanding 2023 Notes and 2025 Notes (the “2023 Notes,” together with the “2025 Notes,” the “Notes”) into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The holders of our Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
Tax, Accounting, Compliance and Regulatory Risks
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
Risks Related to Potential Catastrophic Events
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
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as COVID-19, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $125.47 to $275.03, as measured through November 13, 2020. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
•announcements of new products, subscriptions or technologies, commercial relationships, strategic partnerships, acquisitions, or other events by us or our competitors;
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
In connection with the sale of our 2023 Notes and 2025 Notes, we entered into convertible note hedge transactions (the “Note Hedges”) with certain counterparties. In connection with each such sale of the Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “Warrants”) for the purchase of our common stock. The Note Hedges for our 2023 Notes and 2025 Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of our Notes and/or offset any cash payments we are required to make in excess of the principal amount of any such converted Notes. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants unless, subject to certain conditions, we elect to cash settle such Warrants.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our Notes, the settlement of our Warrants related to each such series of the Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
General Risk Factors
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended October 31, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2020 to August 31, 2020(2)	0.0	$256.20	0.0	$801.9
September 1, 2020 to September 30, 2020(2)	2.0	$242.23	2.0	$313.5
October 1, 2020 to October 31, 2020(2)	0.1	$245.69	0.1	$301.9
Total	2.1	$242.38	2.1
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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Employment Agreement between Palo Alto Networks (Israel Analytics) Ltd. and Nir Zuk, dated August 18, 2020.

10.2*	Crypsis Group Holdings, LLC 2017 Equity Incentive Plan	S-8	333-249387	99.1	October 8, 2020

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2020 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 19, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ LUIS FELIPE VISOSO
Luis Felipe Visoso
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 19, 2020

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)