Form 10-Q
period 2021-01-31
Palo Alto Networks Inc
filed 2021-02-23
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 12, 2021 was 97,242,603.

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

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	January 31, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,113.2	$2,958.0
Short-term investments	1,058.0	789.8
Accounts receivable, net of allowance for credit losses of $9.4 and $2.3 at January 31, 2021 and July 31, 2020, respectively	669.2	1,037.1
Prepaid expenses and other current assets	435.4	344.3
Total current assets	4,275.8	5,129.2
Property and equipment, net	330.7	348.1
Operating lease right-of-use assets	252.1	258.7
Long-term investments	857.1	554.4
Goodwill	2,583.5	1,812.9
Intangible assets, net	541.1	358.2
Other assets	648.1	603.9
Total assets	$9,488.4	$9,065.4
Liabilities, temporary equity, and stockholders’ equity
Current liabilities:
Accounts payable	$44.7	$63.6
Accrued compensation	261.0	322.2
Accrued and other liabilities	255.3	256.8
Deferred revenue	2,289.7	2,049.1
Convertible senior notes, net	1,525.6	—
Total current liabilities	4,376.3	2,691.7
Convertible senior notes, net	1,629.1	3,084.1
Long-term deferred revenue	1,872.7	1,761.1
Long-term operating lease liabilities	317.9	336.6
Other long-term liabilities	93.9	90.1
Commitments and contingencies (Note 11)
Temporary equity	161.2	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2021 and July 31, 2020	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 97.2 and 96.3 shares issued and outstanding at January 31, 2021 and July 31, 2020, respectively	2,429.8	2,259.2
Accumulated other comprehensive income	9.9	10.5
Accumulated deficit	(1,402.4)	(1,167.9)
Total stockholders’ equity	1,037.3	1,101.8
Total liabilities, temporary equity, and stockholders’ equity	$9,488.4	$9,065.4

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Revenue:
Product	$254.7	$246.5	$492.0	$477.7
Subscription and support	762.2	570.2	1,470.9	1,110.9
Total revenue	1,016.9	816.7	1,962.9	1,588.6
Cost of revenue:
Product	75.6	68.7	137.8	133.8
Subscription and support	232.0	164.4	447.6	317.0
Total cost of revenue	307.6	233.1	585.4	450.8
Total gross profit	709.3	583.6	1,377.5	1,137.8
Operating expenses:
Research and development	266.7	185.4	504.1	355.9
Sales and marketing	427.4	374.9	816.0	740.6
General and administrative	104.0	76.2	190.7	146.0
Total operating expenses	798.1	636.5	1,510.8	1,242.5
Operating loss	(88.8)	(52.9)	(133.3)	(104.7)
Interest expense	(40.7)	(19.0)	(80.9)	(37.9)
Other income (expense), net	(0.5)	10.8	1.9	27.0
Loss before income taxes	(130.0)	(61.1)	(212.3)	(115.6)
Provision for income taxes	12.3	12.6	22.2	17.7
Net loss	$(142.3)	$(73.7)	$(234.5)	$(133.3)
Net loss per share, basic and diluted	$(1.48)	$(0.75)	$(2.45)	$(1.37)
Weighted-average shares used to compute net loss per share, basic and diluted	95.9	98.3	95.7	97.5

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Net loss	$(142.3)	$(73.7)	$(234.5)	$(133.3)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(0.3)	(1.1)	(1.6)	1.6
Change in unrealized gains (losses) on cash flow hedges	7.0	(0.1)	1.0	0.3
Other comprehensive income (loss)	6.7	(1.2)	(0.6)	1.9
Comprehensive loss	$(135.6)	$(74.9)	$(235.1)	$(131.4)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended January 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2020	95.2	$2,003.9	$3.2	$(1,260.1)	$747.0
Net loss	—	—	—	(142.3)	(142.3)
Other comprehensive income	—	—	6.7	—	6.7
Issuance of common stock in connection with employee equity incentive plans	0.7	0.1	—	—	0.1
Taxes paid related to net share settlement of equity awards	—	(5.7)	—	—	(5.7)
Share-based compensation for equity-based awards	—	252.0	—	—	252.0
Issuance of common and restricted common stock in connection with acquisition	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(161.2)	—	—	(161.2)
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3

	Three Months Ended January 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2019	97.6	$2,477.5	$(0.6)	$(960.5)	$1,516.4
Net loss	—	—	—	(73.7)	(73.7)
Other comprehensive loss	—	—	(1.2)	—	(1.2)
Issuance of common stock in connection with employee equity incentive plans	0.8	0.8	—	—	0.8
Taxes paid related to net share settlement of equity awards	—	(6.7)	—	—	(6.7)
Share-based compensation for equity-based awards	—	172.9	—	—	172.9
Settlement of warrants	1.3	—	—	—	—
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5

	Six Months Ended January 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(234.5)	(234.5)
Other comprehensive loss	—	—	(0.6)	—	(0.6)
Issuance of common stock in connection with employee equity incentive plans	1.7	45.7	—	—	45.7
Taxes paid related to net share settlement of equity awards	—	(15.4)	—	—	(15.4)
Share-based compensation for equity-based awards	—	460.8	—	—	460.8
Repurchase and retirement of common stock	(2.1)	(500.0)	—	—	(500.0)
Issuance of common and restricted common stock in connection with acquisition	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(161.2)	—	—	(161.2)
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3

	Six Months Ended January 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(133.3)	(133.3)
Other comprehensive income	—	—	1.9	—	1.9
Issuance of common stock in connection with employee equity incentive plans	1.8	37.1	—	—	37.1
Taxes paid related to net share settlement of equity awards	—	(12.0)	—	—	(12.0)
Share-based compensation for equity-based awards	—	326.6	—	—	326.6
Repurchase and retirement of common stock	(0.9)	(198.1)	—	—	(198.1)
Settlement of warrants	2.0	—	—	—	—
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2021	2020
Cash flows from operating activities
Net loss	$(234.5)	$(133.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	431.4	318.4
Depreciation and amortization	122.9	92.4
Gain related to facility exit	—	(3.1)
Amortization of deferred contract costs	134.4	110.9
Amortization of debt discount and debt issuance costs	70.6	31.2
Amortization of operating lease right-of-use assets	20.7	21.1
Amortization of investment premiums, net of accretion of purchase discounts	5.9	(4.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	398.7	43.1
Prepaid expenses and other assets	(240.4)	(141.5)
Accounts payable	(23.6)	(17.3)
Accrued compensation	(64.2)	(61.1)
Accrued and other liabilities	(57.1)	(31.8)
Deferred revenue	334.6	307.7
Net cash provided by operating activities	899.4	532.1
Cash flows from investing activities
Purchases of investments	(1,112.5)	(283.3)
Proceeds from sales of investments	—	1.1
Proceeds from maturities of investments	534.1	1,255.1
Business acquisitions, net of cash acquired	(630.5)	(195.7)
Purchases of property, equipment, and other assets	(61.7)	(96.3)
Net cash provided by (used in) investing activities	(1,270.6)	680.9
Cash flows from financing activities
Payments for debt issuance costs	(0.2)	—
Repurchases of common stock	(500.0)	(198.1)
Proceeds from sales of shares through employee equity incentive plans	45.7	36.9
Payments for taxes related to net settlement of equity awards	(15.4)	(12.0)
Net cash used in financing activities	(469.9)	(173.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(841.1)	1,039.8
Cash, cash equivalents, and restricted cash - beginning of period	2,961.7	965.0
Cash, cash equivalents, and restricted cash - end of period	$2,120.6	$2,004.8

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,113.2	$2,000.0
Restricted cash included in prepaid expenses and other current assets	3.8	2.5
Restricted cash included in other assets	3.6	2.3
Total cash, cash equivalents, and restricted cash	$2,120.6	$2,004.8
See notes to condensed consolidated financial statements.

Table of Content
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
Our condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except for the change in our accounting policies for credit losses due to our adoption of the new credit losses guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
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
We classify our investments in marketable debt securities as available-for-sale at the time of purchase. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is

Table of Content
recorded in other income (expense), net in our condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three and six months ended January 31, 2021 and 2020, the allowance for credit losses activity was not significant.
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
Recently Issued Accounting Pronouncements
Debt with Conversion Options
In August 2020, the FASB issued new authoritative guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard reduces the number of models used to account for convertible instruments and simplifies both the classification of debt on the balance sheet and the earnings per share calculation. The standard is effective for us in our first quarter of fiscal 2023 and will be applied on a modified retrospective basis. Early adoption is permitted from our first quarter of fiscal 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue:
Americas
United States	$644.0	$505.6	$1,272.4	$1,000.5
Other Americas	46.9	39.1	88.8	73.8
Total Americas	690.9	544.7	1,361.2	1,074.3
Europe, the Middle East, and Africa (“EMEA”)	205.8	166.2	376.7	313.8
Asia Pacific and Japan (“APAC”)	120.2	105.8	225.0	200.5
Total revenue	$1,016.9	$816.7	$1,962.9	$1,588.6

Table of Content
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue:
Product	$254.7	$246.5	$492.0	$477.7
Subscription and support
Subscription	461.7	342.6	889.7	661.2
Support	300.5	227.6	581.2	449.7
Total subscription and support	762.2	570.2	1,470.9	1,110.9
Total revenue	$1,016.9	$816.7	$1,962.9	$1,588.6
Deferred Revenue
During the six months ended January 31, 2021 and 2020, we recognized approximately $1.2 billion and $915.0 million of revenue pertaining to amounts that were deferred as of July 31, 2020 and 2019, respectively.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $4.6 billion as of January 31, 2021, of which we expect to recognize approximately $2.5 billion over the next 12 months and the remainder thereafter.
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

Table of Content
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of January 31, 2021 and July 31, 2020 (in millions):

	January 31, 2021				July 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$310.2	$—	$—	$310.2	$1,589.5	$—	$—	$1,589.5
Certificates of deposit	—	150.1	—	150.1	—	—	—	—
Corporate debt securities	—	1.9	—	1.9	—	—	—	—
U.S. government and agency securities	—	335.6	—	335.6	—	342.0	—	342.0
Total cash equivalents	310.2	487.6	—	797.8	1,589.5	342.0	—	1,931.5
Short-term investments:
Certificates of deposit	—	22.2	—	22.2	—	26.9	—	26.9
Corporate debt securities	—	206.1	—	206.1	—	100.2	—	100.2
U.S. government and agency securities	—	791.5	—	791.5	—	645.6	—	645.6
Non-U.S. government and agency securities		38.2		38.2		17.1		17.1
Total short-term investments	—	1,058.0	—	1,058.0	—	789.8	—	789.8
Long-term investments:
Certificates of deposit	—	5.0	—	5.0	—	5.0	—	5.0
Corporate debt securities	—	116.9	—	116.9	—	91.7	—	91.7
U.S. government and agency securities	—	702.4	—	702.4	—	447.4	—	447.4
Non-U.S. government and agency securities	—	32.8	—	32.8	—	10.3	—	10.3
Total long-term investments	—	857.1	—	857.1	—	554.4	—	554.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	17.6	—	17.6	—	13.6	—	13.6
Total prepaid expenses and other current assets	—	17.6	—	17.6	—	13.6	—	13.6
Other assets:
Foreign currency forward contracts	—	—	—	—	—	1.4	—	1.4
Total other assets:	—	—	—	—	—	1.4	—	1.4
Total assets measured at fair value	$310.2	$2,420.3	$—	$2,730.5	$1,589.5	$1,701.2	$—	$3,290.7

Accrued and other liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Total accrued and other liabilities	—	0.1	—	0.1	—	—	—	—
Total liabilities measured at fair value	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Refer to Note 10. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2021 and July 31, 2020.

Table of Content
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2021 and July 31, 2020 (in millions):

	January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.1	$—	$—	$150.1
Corporate debt securities	1.9	—	—	1.9
U.S. government and agency securities	335.6	—	—	335.6
Total available-for-sale cash equivalents	$487.6	$—	$—	$487.6
Investments:
Certificates of deposit	$27.2	$—	$—	$27.2
Corporate debt securities	322.0	1.0	—	323.0
U.S. government and agency securities	1,491.9	2.0	—	1,493.9
Non-U.S. government securities	71.0	—	—	71.0
Total available-for-sale investments	$1,912.1	$3.0	$—	$1,915.1

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. government and agency securities	$342.0	$—	$—	$342.0
Total available-for-sale cash equivalents	$342.0	$—	$—	$342.0
Investments:
Certificates of deposit	$31.9	$—	$—	$31.9
Corporate debt securities	190.1	1.8	—	191.9
U.S. government and agency securities	1,090.3	2.8	(0.1)	1,093.0
Non-U.S. government and agency securities	27.4	—	—	27.4
Total available-for-sale investments	$1,339.7	$4.6	$(0.1)	$1,344.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2021.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2021, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,544.2	$1,545.6
Due between one and three years	855.5	857.1
Total	$2,399.7	$2,402.7
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2021 and July 31, 2020, the carrying value of our marketable equity securities were $310.2 million and $1.6 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2021 and 2020.

Table of Content
5. Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products. The following table summarizes our short-term and long-term financing receivables as of January 31, 2021 (in millions):

Amount
Short-term financing receivables, gross	$26.8
Allowance for credit losses	(0.3)
Short-term financing receivables, net	$26.5
Long-term financing receivables, gross	$38.9
Allowance for credit losses	(0.4)
Long-term financing receivables, net	$38.5
Through July 31, 2020, financing receivables were not significant to our condensed consolidated balance sheet. There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2021. Past due amounts on financing receivables were immaterial as of January 31, 2021 and July 31, 2020.
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
As of January 31, 2021 and July 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $286.5 million and $443.6 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2021.
During the three and six months ended January 31, 2021 and 2020, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of January 31, 2021 and 2020 were not material.
7. Acquisitions
Expanse Inc.
On December 15, 2020, we completed our acquisition of Expanse Inc. (“Expanse”), a privately-held company specializing in attack surface management. We expect the acquisition will enrich our Cortex offerings and provide organizations an integrated view of the enterprise to combine external, internal, and threat data. The total purchase consideration for the acquisition of Expanse was $797.2 million, which consisted of the following (in millions):

Amount
Cash	$434.9
Common stock (1.1 million shares)	340.7
Fair value of replacement awards	21.6
Total	$797.2
As part of the acquisition, we issued replacement equity awards, which included 0.2 million shares of our restricted common stock. The total fair value of the replacement equity awards was $160.0 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

Table of Content
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$601.2
Identified intangible assets	160.3
Cash	51.1
Net liabilities assumed	(15.4)
Total	$797.2
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Expanse technology into our platforms. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$123.4	6 years
Customer relationships	36.9	10 years
Total	$160.3
Sinefa Group, Inc.
On November 24, 2020, we completed our acquisition of Sinefa Group, Inc. and its wholly owned subsidiaries (“Sinefa”), a privately-held digital experience monitoring company. We believe the acquisition will extend our Prisma Access offering. The total purchase consideration for the acquisition of Sinefa was $27.0 million, which consisted of the following (in millions):

Amount
Cash	$26.9
Fair value of replacement awards	0.1
Total	$27.0
As part of the acquisition, we issued $11.5 million of replacement equity awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$13.7
Identified intangible assets	20.4
Net liabilities assumed	(7.1)
Total	$27.0
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Sinefa technology into our platforms. The goodwill is deductible for income tax purposes.
The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$18.6	6 years
Customer relationships	1.8	8 years
Total	$20.4
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

Table of Content

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
Additional information related to the acquired companies, such as that related to income tax and other contingencies, existing as of the respective acquisition dates but unknown to us, may become known during the remainders of the respective measurement periods, not to exceed 12 months from each such acquisition date, which may result in changes to the amounts and allocations recorded.
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2021 (in millions):

Amount
Balance as of July 31, 2020	$1,812.9
Goodwill acquired	772.5
Measurement period adjustment	(1.9)
Balance as of January 31, 2021	$2,583.5

Table of Content
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2021 and July 31, 2020 (in millions):

	January 31, 2021			July 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$574.6	$(191.0)	$383.6	$425.9	$(146.6)	$279.3
Customer relationships	172.7	(19.7)	153.0	87.6	(12.4)	75.2
Acquired intellectual property	7.8	(3.5)	4.3	6.3	(3.2)	3.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.8	(2.6)	0.2	3.1	(2.5)	0.6
Total purchased intangible assets	$767.3	$(226.2)	$541.1	$532.3	$(174.1)	$358.2
We recognized amortization expense of $29.7 million and $53.3 million for the three and six months ended January 31, 2021, respectively, and $17.9 million and $34.8 million for the three and six months ended January 31, 2020, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of January 31, 2021 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2021	$62.7
2022	122.1
2023	96.0
2024	86.0
2025	72.3
2026 and thereafter	102.0
Total future amortization expense	$541.1

9. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of January 31, 2021 and July 31, 2020 (in millions):

	January 31, 2021	July 31, 2020
Short-term deferred contract costs	$224.4	$206.0
Long-term deferred contract costs	410.5	422.3
Total deferred contract costs	$634.9	$628.3
We recognized amortization expense for our deferred contract costs of $68.6 million and $134.4 million during the three and six months ended January 31, 2021, respectively, and $55.3 million and $110.9 million during the three and six months ended January 31, 2020, respectively. We did not recognize any impairment losses on our deferred contract costs during the three and six months ended January 31, 2021 or 2020.
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

Table of Content
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
The sale price condition was met for the 2023 Notes during the fiscal quarter ended January 31, 2021, and as a result, holders may convert their 2023 Notes at any time during the fiscal quarter ending April 30, 2021. Accordingly, the net carrying amount of the 2023 Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our condensed consolidated balance sheet as of January 31, 2021. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the 2023 Notes, excluding debt issuance costs.
The sale price condition was not met for the 2025 Notes during the fiscal quarters ended January 31, 2021 and July 31, 2020 and was not met for the 2023 Notes during the fiscal quarter ended July 31, 2020. Since the 2025 Notes for both periods and the 2023 Notes as of July 31, 2020 were not convertible, the associated net carrying amount was classified as a long-term liability and the equity component was included in additional paid-in capital in our condensed consolidated balance sheets.
As of January 31, 2021, all of the Notes remained outstanding.

Table of Content
The following table sets forth the components of the Notes as of January 31, 2021 and July 31, 2020 (in millions):

	January 31, 2021			July 31, 2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,693.0	$2,000.0	$3,693.0	$1,693.0	$2,000.0	$3,693.0
Less: debt discount and debt issuance costs, net of amortization	167.4	370.9	538.3	200.0	408.9	608.9
Net carrying amount	$1,525.6	$1,629.1	$3,154.7	$1,493.0	$1,591.1	$3,084.1
Equity component (including amounts classified as temporary equity)	$315.0	$403.0	$718.0	$315.0	$403.0	$718.0
The total estimated fair value of the Notes was $5.0 billion and $4.1 billion at January 31, 2021 and July 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2021 and July 31, 2020 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on January 31, 2021, the if-converted values of the 2023 Notes and 2025 Notes exceeded their principal amounts by $575.4 million and $398.1 million, respectively.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,					Six Months Ended January 31,
	2021			2020		2021			2020
	2023 Notes	2025 Notes	Total	2023 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	Total
Contractual interest expense	$3.1	$1.9	$5.0	$3.1	$3.1	$6.3	$3.8	$10.1	$6.3	$6.3
Amortization of debt discount	15.7	18.5	34.2	15.2	15.2	31.4	36.7	68.1	30.2	30.2
Amortization of debt issuance costs	0.6	0.7	1.3	0.5	0.5	1.1	1.4	2.5	1.0	1.0
Total interest expense recognized	$19.4	$21.1	$40.5	$18.8	$18.8	$38.8	$41.9	$80.7	$37.5	$37.5
Effective interest rate of the liability component	5.2%	5.4%		5.2%		5.2%	5.4%		5.2%
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

Table of Content
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
As of January 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
Our electronics manufacturing service provider (“EMS provider”) procures components and assembles our products based on our forecasts. These forecasts are based on estimates of demand for our products primarily for the next 12 months, which are in turn based on historical trends and an analysis from our sales and product management organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue non-cancelable orders for products and components to our manufacturing partners or component suppliers. As of January 31, 2021, our purchase commitments under such orders were $157.7 million excluding obligations under contracts that we can cancel without a significant penalty.

Table of Content
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2021 (in millions):

Amount
Fiscal years ending July 31:
Remaining 2021	$—
2022	134.3
2023	227.2
2024	285.7
2025	345.3
2026 and thereafter	551.1
Total other purchase commitments	$1,543.6
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2021, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
12. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. The expiration date of this repurchase authorization was extended to December 31, 2021, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
During the six months ended January 31, 2021, we repurchased and retired 2.1 million shares of our common stock under the authorization for an aggregate purchase price of $500.0 million, including transaction costs, at an average price of $242.44 per share. The total price of the shares repurchased and related transaction costs were reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of January 31, 2021, $1.0 billion remained available for future share repurchases under our current repurchase authorization.
13. Equity Award Plans
Assumed Share-based Compensation Plans
Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan
In connection with our acquisition of Expanse in December 2020, we assumed the Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan (the “Expanse Plan”), under which the assumed Expanse equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Expanse Plan. No additional equity awards will be granted under the Expanse Plan. Refer to Note 7. Acquisitions for more information on our Expanse acquisition and the related equity awards assumed.
Sinefa Group, Inc.2020 Stock Plan
In connection with our acquisition of Sinefa in November 2020, we assumed the Sinefa Group, Inc. 2020 Stock Plan (the “Sinefa Plan”), under which the assumed Sinefa equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Sinefa Plan. No additional equity awards will be granted under the Sinefa Plan. Refer to Note 7. Acquisitions for more information on our Sinefa acquisition and the related equity awards assumed.

Table of Content
The Crypsis Group Stock Incentive Plan
In connection with our acquisition of Crypsis in September 2020, we assumed the Crypsis Group Holdings, LLC 2017 Equity Incentive Plan (the “Crypsis Group Plan”), under which the assumed Crypsis equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Crypsis Group Plan. No additional equity awards will be granted under the Crypsis Group Plan. Refer to Note 7. Acquisitions for more information on our Crypsis acquisition and the related equity awards assumed.
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. The market condition for PSOs granted in the quarter ended January 31, 2021 requires the price of our common stock to equal or exceed $397.00, $496.25, $595.50 and $700.00 during the three-, four-, five-, and six-and-a-half-year periods following the date of grant. To the extent that the market condition has been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. Certain outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our PSOs ranged from six and a half years to seven and a half years from the date of grant, depending on vesting period. During the six months ended January 31, 2021, 0.3 million shares of our PSOs vested as the first stock price target for our PSOs granted in fiscal years 2018 and 2019 was satisfied and the service condition was met.
The following table summarizes the PSO activity under our stock plans during the reporting period (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2020	2.8	$194.14	5.2	$170.9
Granted	0.2	$304.29
Balance—January 31, 2021	3.0	$200.97	4.8	$441.7
Exercisable—January 31, 2021	2.8	$194.14	4.7	$433.2
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
Granted	3.2	$278.45		0.4	$244.15
Vested	(1.4)	$195.08		(0.1)	$204.03
Forfeited	(0.4)	$209.19		0.0	$232.00
Balance—January 31, 2021	8.0	$234.13	$2,805.3	0.9	$238.98	$305.8
Our PSUs generally vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year.

Table of Content
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Cost of product revenue	$1.6	$1.6	$3.1	$2.9
Cost of subscription and support revenue	23.8	20.0	46.0	38.9
Research and development	103.6	67.0	199.0	129.4
Sales and marketing	69.7	54.9	134.6	98.7
General and administrative	42.4	29.4	71.3	54.2
Total share-based compensation	$241.1	$172.9	$454.0	$324.1
During the three and six months ended January 31, 2021, we accelerated the vesting of certain equity awards in connection with our acquisitions; as a result, we recorded $15.5 million and $22.6 million, respectively, of share-based compensation within general and administrative expense in our condensed consolidated statements of operations.
As of January 31, 2021, total compensation cost related to unvested share-based awards not yet recognized was $2.1 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.8 years.
14. Income Taxes
For the three and six months ended January 31, 2021, our provision for income taxes reflects an effective tax rate of negative 9.5% and negative 10.5%, respectively. Our effective tax rate for the six months ended January 31, 2021 was negative as we recorded a provision for income taxes on year-to-date losses primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. For the three months ended January 31, 2021, our foreign income tax and withholding tax were largely offset by the effects of one-time tax benefits of $5.1 million and $8.2 million as a result of our acquisitions of Expanse and Sinefa. Our effective tax rates differ from the U.S. statutory tax rate primarily due to changes in our valuation allowance.

Our provision for income taxes for the three and six months ended January 31, 2020 reflects an effective tax rate of negative 20.6% and negative 15.3%, respectively. Our effective tax rate for the six months ended January 31, 2020 was negative as we recorded a provision for income taxes on year-to-date losses. The provision for income taxes for the six months ended January 31, 2020, is primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rates differ from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Net loss	$(142.3)	$(73.7)	$(234.5)	$(133.3)
Weighted-average shares used to compute net loss per share, basic and diluted	95.9	98.3	95.7	97.5
Net loss per share, basic and diluted	$(1.48)	$(0.75)	$(2.45)	$(1.37)

Table of Content
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2021	2020
Convertible senior notes	13.1	6.4
Warrants related to the issuance of convertible senior notes	13.1	6.4
RSUs and PSUs	8.9	7.2
Options to purchase common stock, including PSOs	3.0	3.1
Restricted stock awards and performance-based stock awards	0.5	0.1
ESPP shares	0.3	0.2
Total	38.9	23.4

16. Other Income (expense), Net
The following table sets forth the components of other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Interest income	$2.3	$13.9	$5.2	$29.7
Foreign currency exchange losses, net	(3.7)	(2.4)	(1.6)	(2.0)
Other	0.9	(0.7)	(1.7)	(0.7)
Total other income (expense), net	$(0.5)	$10.8	$1.9	$27.0

17. Subsequent Events
Business Combination
In February 2021, we entered into a definitive agreement to acquire Bridgecrew Inc. (“Bridgecrew”), a privately-held cloud security company, for total consideration of approximately $200 million, including approximately $156 million in cash, and approximately $44 million in replacement equity awards, subject to adjustment. We expect the acquisition will expand our Prisma Cloud offering to deliver security across the full application lifecycle. The acquisition is expected to close during our third quarter of fiscal 2021.

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies, including closing the proposed Bridgecrew acquisition; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; the timing and amount of sublease income, capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2021 to the three and six months ended January 31, 2020.
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
Intelligent Network Security:
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

Table of Content
and devices across our ML-powered Next-Generation Firewalls, Prisma, and Cortex product lines. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Cloud Security:
•Secure the cloud through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), secures multi- and hybrid-cloud environments and cloud native applications integrating security across the full deployment lifecycle. Prisma SaaS protects SaaS applications. Prisma Access, a comprehensive Secure Access Service Edge (“SASE”) offering, together with CloudGenix SD-WAN, is used to secure remote workforces and enable the cloud-delivered branch. CloudGenix SD-WAN autonomous networking and integrated security is available as a combination of physical, virtual, and cloud-delivered appliances and services. VM-Series and CN-Series enforce in-line network security in multi- and hybrid- cloud environments.
Security Analytics and Operations:
•Secure the future through our Cortex security offerings. These include Cortex XDR for prevention, detection, and response platforms to stop modern security attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Expanse for attack surface management (“ASM”), Autofocus for threat intelligence, and Cortex Data Lake to collect and integrate security data for analytics. These products are delivered as software or SaaS subscriptions. In addition, Crypsis provides incident response, risk management, and digital forensics services to help and protect our customers.
For the second quarter of fiscal 2021 and 2020, total revenue was $1.0 billion and $816.7 million, respectively, representing year-over-year growth of 24.5%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2021, we had end-customers in more than 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $254.7 million, or 25.0% of total revenue, for the second quarter of fiscal 2021, representing year-over-year growth of 3.3%. Product revenue is generated from sales of our appliances, primarily our ML-powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $762.2 million, or 75.0% of total revenue, for the second quarter of fiscal 2021, representing year-over-year growth of 33.7%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, and modern malware prevention capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in December 2020, we acquired Expanse Inc. (“Expanse”), which we expect will enrich our Cortex offerings and provide organizations an integrated view of the enterprise to combine external, internal, and threat data, and in November 2020 we acquired Sinefa Group, Inc. and its wholly owned subsidiaries (“Sinefa”), which we expect to extend our Prisma Access offering.
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

Table of Content
our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Impact of COVID-19 on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has and is expected to result in continued significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our work operations during the second quarter of fiscal 2021. We are conducting business as usual with restrictions to employee travel and have transitioned in-person marketing events to virtual formats, among other modifications. These changes will substantially remain in effect in the third quarter of fiscal 2021, and are likely to extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology to our employees, end-customers, and partners to help them do their best work while remote.
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

	January 31, 2021	July 31, 2020

	(in millions)
Total deferred revenue	$4,162.4	$3,810.2
Cash, cash equivalents, and investments	$4,028.3	$4,302.2

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(dollars in millions)
Total revenue	$1,016.9	$816.7	$1,962.9	$1,588.6
Total revenue year-over-year percentage increase	24.5%	14.8%	23.6%	16.2%
Gross margin	69.8%	71.5%	70.2%	71.6%
Operating loss	$(88.8)	$(52.9)	$(133.3)	$(104.7)
Operating margin	(8.7)%	(6.5)%	(6.8)%	(6.6)%
Billings	1,214.7	$998.9	2,297.5	$1,896.3
Billings year-over-year percentage increase	21.6%	17.2%	21.2%	17.7%
Cash flow provided by operating activities			$899.4	$532.1
Free cash flow (non-GAAP)			$837.7	$435.8
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
•Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business, and believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue,

Table of Content
which is recognized at the time of shipment, provided that all other conditions for revenue recognition have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near-term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in millions)		(in millions)
Billings:
Total revenue	$1,016.9	$816.7	$1,962.9	$1,588.6
Add: change in total deferred revenue, net of acquired deferred revenue	197.8	182.2	334.6	307.7
Billings	$1,214.7	$998.9	$2,297.5	$1,896.3
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

	Six Months Ended January 31,
	2021	2020

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$899.4	$532.1
Less: purchases of property, equipment, and other assets	61.7	96.3
Free cash flow (non-GAAP)	$837.7	$435.8
Net cash provided by (used in) investing activities	$(1,270.6)	$680.9
Net cash used in financing activities	$(469.9)	$(173.2)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$254.7	25.0%	$246.5	30.2%	$492.0	25.1%	$477.7	30.1%
Subscription and support	762.2	75.0%	570.2	69.8%	1,470.9	74.9%	1,110.9	69.9%
Total revenue	1,016.9	100.0%	816.7	100.0%	1,962.9	100.0%	1,588.6	100.0%
Cost of revenue:
Product	75.6	7.4%	68.7	8.4%	137.8	7.0%	133.8	8.4%
Subscription and support	232.0	22.8%	164.4	20.1%	447.6	22.8%	317.0	20.0%
Total cost of revenue(1)	307.6	30.2%	233.1	28.5%	585.4	29.8%	450.8	28.4%
Total gross profit	709.3	69.8%	583.6	71.5%	1,377.5	70.2%	1,137.8	71.6%
Operating expenses:
Research and development	266.7	26.2%	185.4	22.7%	504.1	25.7%	355.9	22.4%
Sales and marketing	427.4	42.1%	374.9	46.0%	816.0	41.6%	740.6	46.6%
General and administrative	104.0	10.2%	76.2	9.3%	190.7	9.7%	146.0	9.2%
Total operating expenses(1)	798.1	78.5%	636.5	78.0%	1,510.8	77.0%	1,242.5	78.2%
Operating loss	(88.8)	(8.7)%	(52.9)	(6.5)%	(133.3)	(6.8)%	(104.7)	(6.6)%
Interest expense	(40.7)	(4.0)%	(19.0)	(2.3)%	(80.9)	(4.1)%	(37.9)	(2.4)%
Other income (expense), net	(0.5)	(0.1)%	10.8	1.3%	1.9	0.1%	27.0	1.7%
Loss before income taxes	(130.0)	(12.8)%	(61.1)	(7.5)%	(212.3)	(10.8)%	(115.6)	(7.3)%
Provision for income taxes	12.3	1.2%	12.6	1.5%	22.2	1.1%	17.7	1.1%
Net loss	$(142.3)	(14.0)%	$(73.7)	(9.0)%	$(234.5)	(11.9)%	$(133.3)	(8.4)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020

	(in millions)
Cost of product revenue	$1.6	$1.6	$3.1	$2.9
Cost of subscription and support revenue	23.8	20.0	46.0	38.9
Research and development	103.6	67.0	199.0	129.4
Sales and marketing	69.7	54.9	134.6	98.7
General and administrative	42.4	29.4	71.3	54.2
Total share-based compensation	$241.1	$172.9	$454.0	$324.1

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

Table of Content
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$254.7	$246.5	$8.2	3.3%	$492.0	$477.7	$14.3	3.0%
The change in product revenue for the three and six months ended January 31, 2021 compared to the same periods in 2020 represented a modest increase in product sales in both periods.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$461.7	$342.6	$119.1	34.8%	$889.7	$661.2	$228.5	34.6%
Support	300.5	227.6	72.9	32.0%	581.2	449.7	131.5	29.2%
Total subscription and support	$762.2	$570.2	$192.0	33.7%	$1,470.9	$1,110.9	$360.0	32.4%
Subscription and support revenue increased for the three and six months ended January 31, 2021 compared to the same periods in 2020. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$690.9	$544.7	$146.2	26.8%	$1,361.2	$1,074.3	$286.9	26.7%
EMEA	205.8	166.2	39.6	23.8%	376.7	313.8	62.9	20.0%
APAC	120.2	105.8	14.4	13.6%	225.0	200.5	24.5	12.2%
Total revenue	$1,016.9	$816.7	$200.2	24.5%	$1,962.9	$1,588.6	$374.3	23.6%
With respect to geographic theaters, the increase in revenue for the three and six months ended January 31, 2021 compared to the same periods in 2020 was driven primarily by the Americas, due to its larger and more established sales force. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three and six months ended January 31, 2021 compared to the same periods in 2020 due to continued investment in our global sales force in order to support our growth and innovation.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.

Table of Content
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$75.6	$68.7	$6.9	10.0%	$137.8	$133.8	$4.0	3.0%
Number of employees at period end	118	111	7	6.3%	118	111	7	6.3%
Cost of product revenue increased for the three months ended January 31, 2021 compared to the same period in 2020 primarily due to an increase in inventory reserve and higher amortization of intellectual property licenses. Cost of product revenue for the six months ended January 31, 2021 was relatively flat compared to the same period in 2020.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$232.0	$164.4	$67.6	41.1%	$447.6	$317.0	$130.6	41.2%
Number of employees at period end	1,697	1,331	366	27.5%	1,697	1,331	366	27.5%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2021 compared to the same periods in 2020, primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support the adoption of our cloud-based subscription offerings, increased $16.7 million for the three months ended January 31, 2021 compared to the same period in 2020, and increased $42.9 million for the six months ended January 31, 2021 compared to the same period in 2020. Personnel costs grew $20.6 million to $100.2 million for the three months ended January 31, 2021 compared to the same period in 2020, and grew $34.3 million to $187.8 million for the six months ended January 31, 2021 compared to the same period in 2020, primarily due to headcount growth. The remaining increase for both the three and six month periods was primarily due to increased outside service costs for global customer support from the expansion of our customer base, and the amortization of intangible assets from our recent acquisitions.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021		2020		2021		2020
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$179.1	70.3%	$177.8	72.1%	$354.2	72.0%	$343.9	72.0%
Subscription and support	530.2	69.6%	405.8	71.2%	1,023.3	69.6%	793.9	71.5%
Total gross profit	$709.3	69.8%	$583.6	71.5%	$1,377.5	70.2%	$1,137.8	71.6%

Table of Content
Product gross margin decreased for the three months ended January 31, 2021 compared to the same period in 2020, primarily due to an increase in inventory reserve and higher amortization of intellectual property licenses. Product gross margin was flat for the six months ended January 31, 2021 compared to the same period in 2020.
Subscription and support gross margin decreased for the three and six months ended January 31, 2021 compared to the same periods in 2020, primarily due to an increase in costs to support our cloud-based offerings in both periods.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. As of January 31, 2021, we expect to recognize approximately $2.1 billion of share-based compensation expense over a weighted-average period of approximately 2.8 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$266.7	$185.4	$81.3	43.9%	$504.1	$355.9	$148.2	41.6%
Number of employees at period end	2,195	1,646	549	33.4%	2,195	1,646	549	33.4%
Research and development expense increased for the three and six months ended January 31, 2021 compared to the same periods in 2020. The increase was primarily due to personnel costs, which grew $72.3 million to $216.0 million for the three months ended January 31, 2021 compared to the same period in 2020, and grew $127.1 million to $404.0 million for the six months ended January 31, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was primarily due to headcount growth. The increase in personnel costs in the six months ended January 31, 2021 was also due to accelerated vesting of certain equity awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$427.4	$374.9	$52.5	14.0%	$816.0	$740.6	$75.4	10.2%
Number of employees at period end	4,065	3,699	366	9.9%	4,065	3,699	366	9.9%
Sales and marketing expense increased for the three and six months ended January 31, 2021 compared to the same periods in 2020, primarily due to personnel costs, which grew $34.9 million to $323.4 million, for the three months ended January 31, 2021 compared to the same period in 2020, and grew $65.2 million to $616.7 million for the six months ended January 31, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was largely due to headcount growth, partially offset by

Table of Content
decreased travel expenses due to COVID-19. In addition, expenses increased in both periods as a result of go-to-market initiatives, including advertising, which were partially offset by a decrease in trade shows and convention expenses as in-person events were replaced with virtual events due to COVID-19.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$104.0	$76.2	$27.8	36.5%	$190.7	$146.0	$44.7	30.6%
Number of employees at period end	963	856	107	12.5%	963	856	107	12.5%
General and administrative expense increased for the three and six months ended January 31, 2021 compared to the same periods in 2020. Personnel costs increased $16.6 million to $72.2 million for the three months ended January 31, 2021 compared to the same period in 2020, and grew $23.8 million to $125.7 million for the six months ended January 31, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was primarily due to the accelerated vesting of certain equity awards in connection with our acquisitions. The remaining increase in both periods was due to acquisition-related costs, and in the six months ended January 31, 2021, increases in credit losses.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$40.7	$19.0	$21.7	114.2%	$80.9	$37.9	$43.0	113.5%
Interest expense increased for the three and six months ended January 31, 2021 compared to the same periods in 2020 primarily due to our 2025 Notes issued in the fourth quarter of fiscal 2020. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Notes.
Other Income (expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended January 31,				Six Months Ended January 31,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income (expense), net	$(0.5)	$10.8	$(11.3)	(104.6)%	$1.9	$27.0	$(25.1)	(93.0)%
The change in other income (expense), net for the three and six months ended January 31, 2021 compared to the same periods in 2020 was primarily due to lower interest income earned on our cash, cash equivalents, and investments balances as a result of lower interest rates for the three and six months ended January 31, 2021 compared to the same periods in 2020.

Table of Content
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

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in millions)
Provision for income taxes	$12.3	$12.6	$(0.3)	(2.4)%	$22.2	$17.7	$4.5	25.4%
Effective tax rate	(9.5)%	(20.6)%			(10.5)%	(15.3)%
We recorded an income tax provision for the three and six months ended January 31, 2021, primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our negative effective tax rate decreased for the three and six months ended January 31, 2021 compared to the same periods in 2020 primarily due to our valuation allowance. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2021	July 31, 2020

	(in millions)
Working capital(1)	$(100.5)	$2,437.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,113.2	$2,958.0
Investments	1,915.1	1,344.2
Total cash, cash equivalents, and investments	$4,028.3	$4,302.2
______________
(1)The net carrying amount of the 2023 Notes was classified in current liabilities in our condensed consolidated balance sheets as of January 31, 2021. Refer to 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of January 31, 2021, our total cash, cash equivalents, and investments of $4.0 billion were held for general corporate purposes, of which approximately $792.2 million was held outside of the United States. As of January 31, 2021, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition was met for the 2023 Notes during the fiscal quarter ended January 31, 2021, and as a result, holders may convert their 2023 Notes at any time during the fiscal quarter ending April 30, 2021. We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2023 Notes during the fiscal quarter ending April 30, 2021. As of January 31, 2021, all of our Notes remained outstanding. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of January 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, and, in December 2020, our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion.

Table of Content
Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase program was extended to December 31, 2021, and our repurchase program may be suspended or discontinued at any time. As of January 31, 2021, $1.0 billion remained available for future share repurchases under this repurchase program. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
The following table summarizes our cash flows for the six months ended January 31, 2021 and 2020:

	Six Months Ended January 31,
	2021	2020

	(in millions)
Net cash provided by operating activities	$899.4	$532.1
Net cash provided by (used in) investing activities	(1,270.6)	680.9
Net cash used in financing activities	(469.9)	(173.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(841.1)	$1,039.8
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
Cash provided by operating activities during the six months ended January 31, 2021 was $899.4 million, an increase of $367.3 million compared to the same period in 2020. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the six months ended January 31, 2021, partially offset by a decrease in cash due to timing of payments.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2021 was $1,270.6 million, a net change of $2.0 billion compared to cash provided by investing activities of $680.9 million during the same period in 2020. The change was primarily due to higher purchases of investments, a decrease in proceeds from maturities of investments, and an increase in net cash payments for business acquisitions during the six months ended January 31, 2021.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2021 was $469.9 million, an increase of $296.7 million compared to the same period in 2020. The increase was primarily due to higher repurchases of our common stock during the six months ended January 31, 2021.
Contractual Obligations and Commitments
Except for those disclosed in Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business to our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Table of Content
Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
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
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the six months ended January 31, 2021 and is expected to continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, as well as progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2020 to the end of the second quarter of fiscal 2021, our headcount increased from 8,014 to 9,038 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.

Table of Content
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

Table of Content
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
•political, economic, and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the expected global economic slowdown and potential global recession caused by the COVID-19 pandemic.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that could lead to a global recession. In addition, the instability in the global credit markets, the recent contraction of China’s economy, falling demand for oil and other commodities, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets could continue to add uncertainty to global economic conditions.
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
We experienced revenue growth rates of 23.6% and 16.2% in the six months ended January 31, 2021 and the six months ended January 31, 2020, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.4 billion as of January 31, 2021. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 74.9% of total revenue in the six months ended January 31, 2021 and 69.9% of total revenue in the six months ended January 31, 2020. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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

Table of Content
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

Table of Content
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in March 2018, we acquired Evident.io, Inc., in April 2018, we acquired Cyber Secdo Ltd. (“Secdo”), in October 2018, we acquired RedLock Inc., in March 2019, we acquired Demisto, Inc., in June 2019, we acquired PureSec Ltd. (“PureSec”), in July 2019, we acquired Twistlock Ltd. (“Twistlock”), in September 2019, we acquired Zingbox, in December 2019, we acquired Aporeto, in April 2020, we acquired CloudGenix Inc (“CloudGenix”), in September 2020, we acquired The Crypsis Group, in November 2020, we acquired Sinefa Group, Inc. and in December 2020, we acquired Expanse Inc. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of

Table of Content
our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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

Table of Content
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

Table of Content
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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, Brexit creates an uncertain political and economic environment in the U.K. and across E.U. member states for the foreseeable future. On January 31, 2020 the U.K. left the European Union. The U.K. continued to participate in the E.U. Customs Union and E.U. Single Market during a transition period that lasted until December 31, 2020, after which point the free movement of persons, goods, services and capital between the U.K. and the E.U. ended, and the E.U. and the U.K. formed two separate markets and two distinct regulatory and legal spaces. The U.K. and E.U. signed the E.U.-U.K. Trade and Cooperation Agreement (i.e. the Brexit deal) on December 24, 2020 that includes provisions on certain aspects of trade and other strategic and political issues and the E.U.-U.K. Trade and Cooperation Agreement came into force on January 1, 2021. At this time, we cannot predict the impact that the Brexit deal and any future agreements will have on our business. Our financial condition and operating results may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees all possibly having a material adverse impact on our business, prospects, financial condition and/or operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $286.5 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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

Table of Content
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
For the six months ended January 31, 2021, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 56.8% of our total revenue. As of January 31, 2021, two distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 42.4% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the six months ended January 31, 2021, failure to do so in the future could have a material adverse effect on our business.
Many larger enterprise, service provider, and government entity end-customers have more complex networks and require higher levels of support than smaller end-customers. If we or our channel partners fail to meet the requirements of these larger end-customers, it may be more difficult to execute on our strategy to increase our coverage with larger end-customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our end-customers, we may be required to provide direct support to such end-customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. As a result, our ability, and the ability of our channel partners to provide adequate and timely support to our end-customers will be negatively impacted, and our end-

Table of Content
customers’ satisfaction with our products and subscriptions will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively impacted, which would harm our revenues. Our failure or our channel partners’ failure to provide and maintain high-quality support services could have a material adverse effect on our business, financial condition, and operating results.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $125.47 to $397.63, as measured through February 12, 2021. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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

Table of Content
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
As of January 31, 2021, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2021 and may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

Table of Content
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

Table of Content
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended January 31, 2021, we issued a total of 10,022 shares of our unregistered common stock in post-closing payouts in connection with our acquisition of Aporeto, Inc., which closed in November 2019 (the “Aporeto Transaction”).
The Aporeto Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the securities pursuant to the Aporeto Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the Aporeto Transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
During the three months ended January 31, 2021, we also issued unregistered shares of our common stock as previously reported on our Current Reports on Form 8-K filed on November 12, 2020 and amended on December 16, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. On December 8, 2020, we announced that our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. The expiration date of this repurchase authorization was extended to December 31, 2021, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. There were no shares repurchased under our share repurchase program during the three months ended January 31, 2021, and $1.0 billion remained available for future share repurchases as of January 31, 2021.
Between November 1, 2020 and November 30, 2020, December 1, 2020 and December 31, 2020 and January 1, 2021 and January 31, 2021, shares of restricted common stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $223.02 per share, $321.27 per share and $370.55 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Addendum to Offer Letter by and between the Registrant and Luis Felipe Visoso, dated December 7, 2020.	8-K	001-35594	10.1	December 8, 2020

10.2*	Sinefa Group, Inc. 2020 Stock Plan.	S-8	333-251423	99.1	December 17, 2020

10.3*	Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan.	S-8	333-251425	99.1	December 17, 2020

10.4*	Offer Letter by and between the Registrant and Dr. Helene D. Gayle, dated February 17, 2021	S-8	001-35594	10.1	February 22, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2021 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ LUIS FELIPE VISOSO
Luis Felipe Visoso
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 22, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)