Form 10-Q
period 2021-04-30
Palo Alto Networks Inc
filed 2021-05-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 13, 2021 was 97,390,878.

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
•We may not have the ability to raise the funds necessary to settle conversions of our convertible senior notes, repurchase our convertible senior notes upon a fundamental change, or repay our convertible senior notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our convertible senior notes.
•Our charter documents and Delaware law, as well as certain provisions contained in the indentures governing our convertible senior notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	April 30, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,886.1	$2,958.0
Short-term investments	1,059.3	789.8
Accounts receivable, net of allowance for credit losses of $9.8 and $2.3 at April 30, 2021 and July 31, 2020, respectively	766.8	1,037.1
Prepaid expenses and other current assets	428.7	344.3
Total current assets	4,140.9	5,129.2
Property and equipment, net	322.7	348.1
Operating lease right-of-use assets	258.7	258.7
Long-term investments	885.4	554.4
Goodwill	2,713.1	1,812.9
Intangible assets, net	530.3	358.2
Other assets	711.0	603.9
Total assets	$9,562.1	$9,065.4
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$71.8	$63.6
Accrued compensation	252.8	322.2
Accrued and other liabilities	261.5	256.8
Deferred revenue	2,421.2	2,049.1
Total current liabilities	3,007.3	2,691.7
Convertible senior notes, net	3,190.6	3,084.1
Long-term deferred revenue	1,953.8	1,761.1
Long-term operating lease liabilities	317.7	336.6
Other long-term liabilities	95.5	90.1
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2021 and July 31, 2020	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 97.4 and 96.3 shares issued and outstanding at April 30, 2021 and July 31, 2020, respectively	2,541.1	2,259.2
Accumulated other comprehensive income	3.6	10.5
Accumulated deficit	(1,547.5)	(1,167.9)
Total stockholders’ equity	997.2	1,101.8
Total liabilities and stockholders’ equity	$9,562.1	$9,065.4

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Revenue:
Product	$288.9	$280.9	$780.9	$758.6
Subscription and support	785.0	588.5	2,255.9	1,699.4
Total revenue	1,073.9	869.4	3,036.8	2,458.0
Cost of revenue:
Product	81.9	73.3	219.7	207.1
Subscription and support	248.7	185.0	696.3	502.0
Total cost of revenue	330.6	258.3	916.0	709.1
Total gross profit	743.3	611.1	2,120.8	1,748.9
Operating expenses:
Research and development	311.0	196.3	815.1	552.2
Sales and marketing	448.0	388.4	1,264.0	1,129.0
General and administrative	94.7	82.9	285.4	228.9
Total operating expenses	853.7	667.6	2,364.5	1,910.1
Operating loss	(110.4)	(56.5)	(243.7)	(161.2)
Interest expense	(41.0)	(19.4)	(121.9)	(57.3)
Other income, net	1.0	8.1	2.9	35.1
Loss before income taxes	(150.4)	(67.8)	(362.7)	(183.4)
Provision for (benefit from) income taxes	(5.3)	7.0	16.9	24.7
Net loss	$(145.1)	$(74.8)	$(379.6)	$(208.1)
Net loss per share, basic and diluted	$(1.50)	$(0.77)	$(3.95)	$(2.14)
Weighted-average shares used to compute net loss per share, basic and diluted	96.9	96.7	96.1	97.2

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net loss	$(145.1)	$(74.8)	$(379.6)	$(208.1)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(0.8)	0.4	(2.4)	2.0
Change in unrealized gains (losses) on cash flow hedges	(5.5)	(0.6)	(4.5)	(0.3)
Other comprehensive income (loss)	(6.3)	(0.2)	(6.9)	1.7
Comprehensive loss	$(151.4)	$(75.0)	$(386.5)	$(206.4)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended April 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3
Net loss	—	—	—	(145.1)	(145.1)
Other comprehensive loss	—	—	(6.3)	—	(6.3)
Issuance of common stock in connection with employee equity incentive plans	1.2	58.0	—	—	58.0
Taxes paid related to net share settlement of equity awards	—	(6.6)	—	—	(6.6)
Share-based compensation for equity-based awards	—	248.7	—	—	248.7
Repurchase and retirement of common stock	(1.0)	(350.0)	—	—	(350.0)
Temporary equity reclassification	—	161.2	—	—	161.2
Balance as of April 30, 2021	97.4	$2,541.1	$3.6	$(1,547.5)	$997.2

	Three Months Ended April 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	99.7	$2,644.5	$(1.8)	$(1,034.2)	$1,608.5
Net loss	—	—	—	(74.8)	(74.8)
Other comprehensive loss	—	—	(0.2)	—	(0.2)
Issuance of common stock in connection with employee equity incentive plans	1.0	46.4	—	—	46.4
Taxes paid related to net share settlement of equity awards	—	(4.8)	—	—	(4.8)
Share-based compensation for equity-based awards	—	169.6	—	—	169.6
Repurchase and retirement of common stock	(4.2)	(1,000.0)	—	—	(1,000.0)
Balance as of April 30, 2020	96.5	$1,855.7	$(2.0)	$(1,109.0)	$744.7

	Nine Months Ended April 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(379.6)	(379.6)
Other comprehensive loss	—	—	(6.9)	—	(6.9)
Issuance of common stock in connection with employee equity incentive plans	2.9	103.7	—	—	103.7
Taxes paid related to net share settlement of equity awards	—	(22.0)	—	—	(22.0)
Share-based compensation for equity-based awards	—	709.5	—	—	709.5
Repurchase and retirement of common stock	(3.1)	(850.0)	—	—	(850.0)
Issuance of common and restricted common stock in connection with acquisition	1.3	340.7	—	—	340.7
Balance as of April 30, 2021	97.4	$2,541.1	$3.6	$(1,547.5)	$997.2

	Nine Months Ended April 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(208.1)	(208.1)
Other comprehensive income	—	—	1.7	—	1.7
Issuance of common stock in connection with employee equity incentive plans	2.8	83.5	—	—	83.5
Taxes paid related to net share settlement of equity awards	—	(16.8)	—	—	(16.8)
Share-based compensation for equity-based awards	—	496.2	—	—	496.2
Repurchase and retirement of common stock	(5.1)	(1,198.1)	—	—	(1,198.1)
Settlement of warrants	2.0	—	—	—	—
Balance as of April 30, 2020	96.5	$1,855.7	$(2.0)	$(1,109.0)	$744.7

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(379.6)	$(208.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	664.5	484.2
Depreciation and amortization	191.6	145.6
Gain related to facility exit	—	(3.1)
Amortization of deferred contract costs	208.3	171.4
Amortization of debt discount and debt issuance costs	106.5	47.0
Amortization of operating lease right-of-use assets	32.6	34.2
Amortization of investment premiums, net of accretion of purchase discounts	9.2	(6.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	301.3	(67.2)
Prepaid expenses and other assets	(370.6)	(208.0)
Accounts payable	3.4	(22.8)
Accrued compensation	(72.7)	(71.6)
Accrued and other liabilities	(64.4)	(47.1)
Deferred revenue	547.1	453.7
Net cash provided by operating activities	1,177.2	702.0
Cash flows from investing activities
Purchases of investments	(1,494.1)	(295.5)
Proceeds from sales of investments	36.7	310.8
Proceeds from maturities of investments	845.1	1,706.4
Business acquisitions, net of cash acquired	(777.3)	(583.5)
Purchases of property, equipment, and other assets	(88.6)	(182.6)
Net cash provided by (used in) investing activities	(1,478.2)	955.6
Cash flows from financing activities
Payments for debt issuance costs	(0.2)	—
Repurchases of common stock	(850.0)	(1,198.1)
Proceeds from sales of shares through employee equity incentive plans	103.7	83.7
Payments for taxes related to net settlement of equity awards	(21.9)	(16.8)
Payments for deferred consideration related to business acquisitions	—	(1.3)
Net cash used in financing activities	(768.4)	(1,132.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,069.4)	525.1
Cash, cash equivalents, and restricted cash - beginning of period	2,961.7	965.0
Cash, cash equivalents, and restricted cash - end of period	$1,892.3	$1,490.1

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,886.1	$1,484.7
Restricted cash included in prepaid expenses and other current assets	5.2	2.7
Restricted cash included in other assets	1.0	2.7
Total cash, cash equivalents, and restricted cash	$1,892.3	$1,490.1

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(365.4)	$(11.0)
See notes to condensed consolidated financial statements.

Table of Content
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), located in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context continuously across all locations.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except for the change in our accounting policies for credit losses due to our adoption of the new credit losses guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the three and nine months ended April 30, 2021 and 2020, the allowance for credit losses activity was not significant.
Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products and services. Payment terms on these financing arrangements are up to five years. We evaluate our allowance for credit losses by assessing the risks and losses inherent in our financing receivables on either an individual or a collective basis. Our assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer’s ability to pay, and forward-looking economic considerations. Financing receivables are written off when they are considered uncollectible, and related outstanding balances are reversed and charged against the allowance for credit losses. Short-term financing receivables are included in prepaid expenses and other current assets, and long-term financing receivables are included in other assets on our condensed consolidated balance sheets. Refer to Note 5. Financing Receivables for additional information.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue:
Americas
United States	$685.4	$553.5	$1,957.8	$1,554.0
Other Americas	49.1	40.7	137.9	114.5
Total Americas	734.5	594.2	2,095.7	1,668.5
Europe, the Middle East, and Africa (“EMEA”)	210.2	171.5	586.9	485.3
Asia Pacific and Japan (“APAC”)	129.2	103.7	354.2	304.2
Total revenue	$1,073.9	$869.4	$3,036.8	$2,458.0

Table of Content
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue:
Product	$288.9	$280.9	$780.9	$758.6
Subscription and support
Subscription	473.8	354.3	1,363.5	1,015.5
Support	311.2	234.2	892.4	683.9
Total subscription and support	785.0	588.5	2,255.9	1,699.4
Total revenue	$1,073.9	$869.4	$3,036.8	$2,458.0
Deferred Revenue
During the nine months ended April 30, 2021 and 2020, we recognized approximately $1.6 billion and $1.3 billion of revenue pertaining to amounts that were deferred as of July 31, 2020 and 2019, respectively.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $4.9 billion as of April 30, 2021, of which we expect to recognize approximately $2.6 billion over the next 12 months and the remainder thereafter.
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

Table of Content
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of April 30, 2021 and July 31, 2020 (in millions):

	April 30, 2021				July 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$265.0	$—	$—	$265.0	$1,589.5	$—	$—	$1,589.5
Certificates of deposit	—	150.2	—	150.2	—	—	—	—
Corporate debt securities	—	2.0	—	2.0	—	—	—	—
U.S. government and agency securities	—	130.0	—	130.0	—	342.0	—	342.0
Total cash equivalents	265.0	282.2	—	547.2	1,589.5	342.0	—	1,931.5
Short-term investments:
Certificates of deposit	—	18.5	—	18.5	—	26.9	—	26.9
Corporate debt securities	—	233.6	—	233.6	—	100.2	—	100.2
U.S. government and agency securities	—	775.3	—	775.3	—	645.6	—	645.6
Non-U.S. government and agency securities		31.9		31.9		17.1		17.1
Total short-term investments	—	1,059.3	—	1,059.3	—	789.8	—	789.8
Long-term investments:
Certificates of deposit	—	5.0	—	5.0	—	5.0	—	5.0
Corporate debt securities	—	156.3	—	156.3	—	91.7	—	91.7
U.S. government and agency securities	—	691.5	—	691.5	—	447.4	—	447.4
Non-U.S. government and agency securities	—	32.6	—	32.6	—	10.3	—	10.3
Total long-term investments	—	885.4	—	885.4	—	554.4	—	554.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	11.3	—	11.3	—	13.6	—	13.6
Total prepaid expenses and other current assets	—	11.3	—	11.3	—	13.6	—	13.6
Other assets:
Foreign currency forward contracts	—	—	—	—	—	1.4	—	1.4
Total other assets:	—	—	—	—	—	1.4	—	1.4
Total assets measured at fair value	$265.0	$2,238.2	$—	$2,503.2	$1,589.5	$1,701.2	$—	$3,290.7

Accrued and other liabilities:
Foreign currency forward contracts	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Total accrued and other liabilities	—	0.1	—	0.1	—	—	—	—
Total liabilities measured at fair value	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Refer to Note 10. Debt for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2021 and July 31, 2020.

Table of Content
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2021 and July 31, 2020 (in millions):

	April 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.2	$—	$—	$150.2
Corporate debt securities	2.0	—	—	2.0
U.S. government and agency securities	130.0	—	—	130.0
Total available-for-sale cash equivalents	$282.2	$—	$—	$282.2
Investments:
Certificates of deposit	$23.5	$—	$—	$23.5
Corporate debt securities	389.4	0.6	(0.1)	389.9
U.S. government and agency securities	1,465.3	1.5	—	1,466.8
Non-U.S. government and agency securities	64.5	—	—	64.5
Total available-for-sale investments	$1,942.7	$2.1	$(0.1)	$1,944.7

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. government and agency securities	$342.0	$—	$—	$342.0
Total available-for-sale cash equivalents	$342.0	$—	$—	$342.0
Investments:
Certificates of deposit	$31.9	$—	$—	$31.9
Corporate debt securities	190.1	1.8	—	191.9
U.S. government and agency securities	1,090.3	2.8	(0.1)	1,093.0
Non-U.S. government and agency securities	27.4	—	—	27.4
Total available-for-sale investments	$1,339.7	$4.6	$(0.1)	$1,344.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended April 30, 2021.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2021, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,340.5	$1,341.5
Due between one and three years	884.4	885.4
Total	$2,224.9	$2,226.9
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of April 30, 2021 and July 31, 2020, the carrying values of our marketable equity securities were $265.0 million and $1.6 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2021 and 2020.

Table of Content
5. Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products and services. The following table summarizes our short-term and long-term financing receivables as of April 30, 2021 (in millions):

Amount
Short-term financing receivables, gross	$32.1
Allowance for credit losses	(0.7)
Short-term financing receivables, net	$31.4
Long-term financing receivables, gross	$68.9
Allowance for credit losses	(1.5)
Long-term financing receivables, net	$67.4
Through July 31, 2020, financing receivables were not significant to our condensed consolidated balance sheet. There was no significant activity in allowance for credit losses during the three and nine months ended April 30, 2021. Past due amounts on financing receivables were immaterial as of April 30, 2021 and July 31, 2020.
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
As of April 30, 2021 and July 31, 2020, the total notional amount of our outstanding foreign currency forward contracts was $186.8 million and $443.6 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2021.
During the three and nine months ended April 30, 2021 and 2020, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of April 30, 2021 and 2020 were not material.
7. Acquisitions
Bridgecrew Inc.
On March 2, 2021, we completed our acquisition of Bridgecrew Inc. (“Bridgecrew”), a privately-held cloud security company. We expect the acquisition will expand our Prisma Cloud offering to deliver security across the full application lifecycle. The total purchase consideration for the acquisition of Bridgecrew was $156.9 million, which consisted of the following (in millions):

Amount
Cash	$155.9
Fair value of replacement awards	1.0
Total	$156.9
As part of the acquisition, we issued $42.5 million of replacement awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$129.6
Identified intangible assets	21.6
Cash	9.0
Net liabilities assumed	(3.3)
Total	$156.9

Table of Content
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Bridgecrew technology into our platforms. The goodwill is not deductible for income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$21.6	6 years
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
Sinefa Group, Inc.
On November 24, 2020, we completed our acquisition of Sinefa Group, Inc. and its wholly owned subsidiaries (“Sinefa”), a privately-held digital experience monitoring company. We expect the acquisition will extend our Prisma Access offering. The total purchase consideration for the acquisition of Sinefa was $27.0 million, which consisted of the following (in millions):

Amount
Cash	$26.9
Fair value of replacement awards	0.1
Total	$27.0

Table of Content
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

Table of Content
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
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2021 (in millions):

Amount
Balance as of July 31, 2020	$1,812.9
Goodwill acquired	902.1
Measurement period adjustment	(1.9)
Balance as of April 30, 2021	$2,713.1
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2021 and July 31, 2020 (in millions):

	April 30, 2021			July 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$596.2	$(217.7)	$378.5	$425.9	$(146.6)	$279.3
Customer relationships	172.7	(25.1)	147.6	87.6	(12.4)	75.2
Acquired intellectual property	7.9	(3.7)	4.2	6.3	(3.2)	3.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	2.8	(2.8)	—	3.1	(2.5)	0.6
Total purchased intangible assets	$789.0	$(258.7)	$530.3	$532.3	$(174.1)	$358.2
We recognized amortization expense of $32.8 million and $86.1 million for the three and nine months ended April 30, 2021, respectively, and $19.3 million and $54.1 million for the three and nine months ended April 30, 2020, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of April 30, 2021 (in millions):

	Total	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter
Future amortization expense	$530.3	$31.7	$125.7	$99.6	$89.6	$75.9	$107.8

9. Deferred Contract Costs
The following table presents details of our short-term and long-term deferred contract costs as of April 30, 2021 and July 31, 2020 (in millions):

	April 30, 2021	July 31, 2020
Short-term deferred contract costs	$235.0	$206.0
Long-term deferred contract costs	420.1	422.3
Total deferred contract costs	$655.1	$628.3
We recognized amortization expense for our deferred contract costs of $73.9 million and $208.3 million during the three and nine months ended April 30, 2021, respectively, and $60.5 million and $171.4 million during the three and nine months ended

Table of Content
April 30, 2020, respectively. We did not recognize any impairment losses on our deferred contract costs during the three and nine months ended April 30, 2021 or 2020.
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
The sale price condition was not met for the Notes during the fiscal quarters ended April 30, 2021 and July 31, 2020. Since the Notes were not convertible, the net carrying amount of the Notes was classified as a long-term liability and the equity component was

Table of Content
included in additional paid-in capital in our condensed consolidated balance sheets in the periods presented. As of April 30, 2021, all of the Notes remained outstanding.
The following table sets forth the components of the Notes as of April 30, 2021 and July 31, 2020 (in millions):

	April 30, 2021			July 31, 2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,693.0	$2,000.0	$3,693.0	$1,693.0	$2,000.0	$3,693.0
Less: debt discount and debt issuance costs, net of amortization	150.9	351.5	502.4	200.0	408.9	608.9
Net carrying amount	$1,542.1	$1,648.5	$3,190.6	$1,493.0	$1,591.1	$3,084.1
Equity component	$315.0	$403.0	$718.0	$315.0	$403.0	$718.0
The total estimated fair value of the Notes was $5.0 billion and $4.1 billion at April 30, 2021 and July 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2021 and July 31, 2020 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on April 30, 2021, the if-converted values of the 2023 Notes and 2025 Notes exceeded their principal amounts by $488.4 million and $305.7 million, respectively.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended April 30,					Nine Months Ended April 30,
	2021			2020		2021			2020
	2023 Notes	2025 Notes	Total	2023 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	Total
Contractual interest expense	$3.2	$1.8	$5.0	$3.2	$3.2	$9.5	$5.6	$15.1	$9.5	$9.5
Amortization of debt discount	16.0	18.6	34.6	15.3	15.3	47.4	55.3	102.7	45.5	45.5
Amortization of debt issuance costs	0.6	0.7	1.3	0.5	0.5	1.7	2.1	3.8	1.5	1.5
Total interest expense recognized	$19.8	$21.1	$40.9	$19.0	$19.0	$58.6	$63.0	$121.6	$56.5	$56.5
Effective interest rate of the liability component	5.2%	5.4%		5.2%		5.2%	5.4%		5.2%
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
As of April 30, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
11. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. We are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future purchase commitments under these arrangements excluding obligations under contracts that we can cancel without a significant penalty as of April 30, 2021 (in millions):

	Total	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter
Manufacturing purchase commitments	$317.5	$47.0	$135.5	$30.0	$30.0	$35.0	$40.0

Table of Content
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2021 (in millions):

	Total	Remaining 2021	2022	2023	2024	2025	2026 and Thereafter
Other purchase commitments	$1,504.8	$—	$95.5	$227.2	$285.7	$345.3	$551.1
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2021, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
During the three months ended April 30, 2021, we repurchased and retired 1.0 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $350.0 million, including transaction costs, at an average price of $321.97 per share. During the nine months ended April 30, 2021, we repurchased and retired 3.1 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $850.0 million, including transaction costs, at an average price of $269.89 per share. The total price of the shares repurchased and related transaction costs were reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of April 30, 2021, $651.9 million remained available for future share repurchases under our current repurchase authorization.
13. Equity Award Plans
Assumed Share-based Compensation Plans
In connection with our acquisition of Bridgecrew in March 2021, we assumed the Bridgecrew, Inc. 2019 Stock Incentive Plan (the “Bridgecrew Plan”), under which the assumed Bridgecrew equity awards were granted. In connection with our acquisition of Expanse in December 2020, we assumed the Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan (the “Expanse Plan”), under which the assumed Expanse equity awards were granted. In connection with our acquisition of Sinefa in November 2020, we assumed the Sinefa Group, Inc. 2020 Stock Plan (the “Sinefa Plan”), under which the assumed Sinefa equity awards were granted. In connection with our acquisition of Crypsis in September 2020, we assumed the Crypsis Group Holdings, LLC 2017 Equity Incentive Plan (the “Crypsis Group Plan”), under which the assumed Crypsis equity awards were granted. In aggregate, the assumed plans are referenced as “the Assumed Plans.”
The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted; forfeited awards will not be returned to the Assumed Plans. No additional equity awards will be granted under the Assumed Plans. Refer to Note 7. Acquisitions for more information on our acquisitions and the related equity awards assumed.
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. The market condition for PSOs granted in the nine months ended April 30, 2021 requires the price of our common stock to equal or exceed $397.00, $496.25, $595.50 and $700.00 based on the average closing price for 30 consecutive trading days during the three-, four-, five-, and six-and-a-half-year periods following

Table of Content
the date of grant. To the extent that the market condition has been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. Certain outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our PSOs ranged from six and a half years to seven and a half years from the date of grant, depending on vesting period. During the nine months ended April 30, 2021, 0.3 million shares of our PSOs vested as the first stock price target for our PSOs granted in fiscal years 2018 and 2019 was satisfied and the service condition was met.
The following table summarizes the PSO activity under our stock plans during the reporting period (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2020	2.8	$194.14	5.2	$170.9
Granted	0.2	$304.29
Forfeited	(0.2)	$304.29
Balance—April 30, 2021	2.8	$194.14	4.4	$440.5
Exercisable—April 30, 2021	2.8	$194.14	4.4	$440.5
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
Granted	3.6	$288.90		0.4	$255.43
Vested	(2.2)	$197.44		(0.1)	$199.27
Forfeited	(0.6)	$218.33		0.0	$232.85
Balance—April 30, 2021	7.4	$246.00	$2,622.8	0.9	$245.62	$314.1
Our PSUs generally vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year.
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Cost of product revenue	$1.6	$1.4	$4.7	$4.2
Cost of subscription and support revenue	23.3	18.8	69.3	57.6
Research and development	118.2	67.7	317.2	197.4
Sales and marketing	69.2	55.5	203.8	155.0
General and administrative	30.6	22.7	101.9	76.0
Total share-based compensation	$242.9	$166.1	$696.9	$490.2
During the three and nine months ended April 30, 2021, we accelerated the vesting of certain equity awards in connection with our acquisitions; as a result, we recorded $9.8 million and $32.4 million, respectively, of share-based compensation within general and administrative expense in our condensed consolidated statements of operations.

Table of Content
As of April 30, 2021, total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years.
14. Income Taxes
For the three and nine months ended April 30, 2021, our provision for income taxes reflects an effective tax rate of 3.5% and negative 4.7%, respectively. Our taxes are primarily due to foreign income tax and withholding tax that are partially offset by tax benefits as a result of our acquisitions and acquisition-related activities. Our effective tax rates differ from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
Our provision for income taxes for the three and nine months ended April 30, 2020 reflects an effective tax rate of negative 10.3% and negative 13.5%, respectively. Our effective tax rate for the nine months ended April 30, 2020 was negative as we recorded a provision for income taxes on year-to-date losses. The provision for income taxes for the nine months ended April 30, 2020 was primarily due to income taxes in profitable foreign jurisdictions, U.S. state taxes, and withholding taxes. Our effective tax rates differ from the U.S. statutory tax rate primarily due to deductibility of our share-based compensation, foreign income at other than U.S. tax rates, and changes in our valuation allowance.
15. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net loss	$(145.1)	$(74.8)	$(379.6)	$(208.1)
Weighted-average shares used to compute net loss per share, basic and diluted	96.9	96.7	96.1	97.2
Net loss per share, basic and diluted	$(1.50)	$(0.77)	$(3.95)	$(2.14)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2021	2020
Convertible senior notes	13.1	6.4
Warrants related to the issuance of convertible senior notes	13.1	6.4
RSUs and PSUs	8.3	7.3
Options to purchase common stock, including PSOs	2.8	3.1
Restricted stock awards and performance-based stock awards	0.4	0.1
ESPP shares	0.1	0.1
Total	37.8	23.4

16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Interest income	$1.8	$8.3	$7.0	$38.0
Foreign currency exchange losses, net	(0.9)	0.2	(2.5)	(1.8)
Other	0.1	(0.4)	(1.6)	(1.1)
Total other income, net	$1.0	$8.1	$2.9	$35.1

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash and investments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2021 to the three and nine months ended April 30, 2020.
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
Overview
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context continuously across all locations. We deliver cybersecurity products covering a broad range of use cases, enabling our end-customers to secure their networks, remote workforce, access to the service edge, branch locations, public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers advanced prevention and security, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in four fundamental areas:
Intelligent Network Security:
•Enabling zero trust network security through our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service. This also includes our add-on Cloud-delivered Security Services (“Security Services”), such as Threat Prevention, WildFire, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, Enterprise Data Loss Prevention, and SaaS Security that secure applications, users, and devices across our ML-Powered Next-Generation Firewalls, Prisma, and

Table of Content
Cortex product lines. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Cloud Security:
•Enabling cloud security through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), secures multi- and hybrid-cloud environments and cloud native applications integrating security across the full deployment lifecycle. Prisma SaaS protects SaaS applications. Prisma Access, the industry’s most complete cloud-delivered security platform, together with Prisma SD-WAN (formerly Cloudgenix SD-WAN), the industry’s only next-generation SD-WAN solution, provide a comprehensive Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch. VM-Series and CN-Series enforce in-line network security in multi- and hybrid- cloud environments.
Security Analytics and Automation:
•Enabling security operations through our Cortex security offerings. These include Cortex XDR for prevention, detection, and response platforms to stop modern security attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Expanse for attack surface management (“ASM”). These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting:
•Enabling security teams with up to date threat intelligence and deep cybersecurity expertise; before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory and proactive cybersecurity assessment services.
For the third quarter of fiscal 2021 and 2020, total revenue was $1.1 billion and $869.4 million, respectively, representing year-over-year growth of 23.5%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2021, we had end-customers in more than 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $288.9 million, or 26.9% of total revenue, for the third quarter of fiscal 2021, representing year-over-year growth of 2.8%. Product revenue is generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-220, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $785.0 million, or 73.1% of total revenue, for the third quarter of fiscal 2021, representing year-over-year growth of 33.4%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and SaaS security capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our platforms, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in March 2021, we acquired Bridgecrew Inc. (“Bridgecrew”), which we expect will expand our Prisma Cloud offering to deliver security across the full application lifecycle.
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
Impact of COVID-19 on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has and is expected to result in continued significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our work operations during the third quarter of fiscal 2021. We are conducting business as usual with restrictions to employee travel, and we have transitioned in-person marketing events to virtual formats, among other modifications. We expect these changes will substantially remain in effect in the fourth quarter of fiscal 2021, and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, there continues to be uncertainty regarding the business outlook due to COVID-19, which may curtail our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “Results of Operations.”

	April 30, 2021	July 31, 2020

	(in millions)
Total deferred revenue	$4,375.0	$3,810.2
Cash, cash equivalents, and investments	$3,830.8	$4,302.2

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(dollars in millions)
Total revenue	$1,073.9	$869.4	$3,036.8	$2,458.0
Total revenue year-over-year percentage increase	23.5%	19.7%	23.5%	17.4%
Gross margin	69.2%	70.3%	69.8%	71.2%
Operating loss	$(110.4)	$(56.5)	$(243.7)	$(161.2)
Operating margin	(10.3)%	(6.5)%	(8.0)%	(6.6)%
Billings	$1,286.4	$1,015.4	$3,583.9	$2,911.7
Billings year-over-year percentage increase	26.7%	23.5%	23.1%	19.7%
Cash flow provided by operating activities			$1,177.2	$702.0
Free cash flow (non-GAAP)			$1,088.6	$519.4
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Billings:
Total revenue	$1,073.9	$869.4	$3,036.8	$2,458.0
Add: change in total deferred revenue, net of acquired deferred revenue	212.5	146.0	547.1	453.7
Billings	$1,286.4	$1,015.4	$3,583.9	$2,911.7
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

	Nine Months Ended April 30,
	2021	2020

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,177.2	$702.0
Less: purchases of property, equipment, and other assets	88.6	182.6
Free cash flow (non-GAAP)	$1,088.6	$519.4
Net cash provided by (used in) investing activities	$(1,478.2)	$955.6
Net cash used in financing activities	$(768.4)	$(1,132.5)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$288.9	26.9%	$280.9	32.3%	$780.9	25.7%	$758.6	30.9%
Subscription and support	785.0	73.1%	588.5	67.7%	2,255.9	74.3%	1,699.4	69.1%
Total revenue	1,073.9	100.0%	869.4	100.0%	3,036.8	100.0%	2,458.0	100.0%
Cost of revenue:
Product	81.9	7.6%	73.3	8.4%	219.7	7.2%	207.1	8.4%
Subscription and support	248.7	23.2%	185.0	21.3%	696.3	23.0%	502.0	20.4%
Total cost of revenue(1)	330.6	30.8%	258.3	29.7%	916.0	30.2%	709.1	28.8%
Total gross profit	743.3	69.2%	611.1	70.3%	2,120.8	69.8%	1,748.9	71.2%
Operating expenses:
Research and development	311.0	29.0%	196.3	22.6%	815.1	26.8%	552.2	22.5%
Sales and marketing	448.0	41.7%	388.4	44.7%	1,264.0	41.6%	1,129.0	46.0%
General and administrative	94.7	8.8%	82.9	9.5%	285.4	9.4%	228.9	9.3%
Total operating expenses(1)	853.7	79.5%	667.6	76.8%	2,364.5	77.8%	1,910.1	77.8%
Operating loss	(110.4)	(10.3)%	(56.5)	(6.5)%	(243.7)	(8.0)%	(161.2)	(6.6)%
Interest expense	(41.0)	(3.8)%	(19.4)	(2.2)%	(121.9)	(4.0)%	(57.3)	(2.3)%
Other income, net	1.0	0.1%	8.1	0.9%	2.9	0.1%	35.1	1.4%
Loss before income taxes	(150.4)	(14.0)%	(67.8)	(7.8)%	(362.7)	(11.9)%	(183.4)	(7.5)%
Provision for (benefit from) income taxes	(5.3)	(0.5)%	7.0	0.8%	16.9	0.6%	24.7	1.0%
Net loss	$(145.1)	(13.5)%	$(74.8)	(8.6)%	$(379.6)	(12.5)%	$(208.1)	(8.5)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020

	(in millions)
Cost of product revenue	$1.6	$1.4	$4.7	$4.2
Cost of subscription and support revenue	23.3	18.8	69.3	57.6
Research and development	118.2	67.7	317.2	197.4
Sales and marketing	69.2	55.5	203.8	155.0
General and administrative	30.6	22.7	101.9	76.0
Total share-based compensation	$242.9	$166.1	$696.9	$490.2

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$288.9	$280.9	$8.0	2.8%	$780.9	$758.6	$22.3	2.9%
The change in product revenue for the three and nine months ended April 30, 2021 compared to the same periods in 2020 represented a modest increase in product sales in both periods.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$473.8	$354.3	$119.5	33.7%	$1,363.5	$1,015.5	$348.0	34.3%
Support	311.2	234.2	77.0	32.9%	892.4	683.9	208.5	30.5%
Total subscription and support	$785.0	$588.5	$196.5	33.4%	$2,255.9	$1,699.4	$556.5	32.7%
Subscription and support revenue increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020. The increase in both periods was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers. The change in subscription and support revenue due to changes in pricing was not significant for either period.
Revenue by Geographic Theater

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$734.5	$594.2	$140.3	23.6%	$2,095.7	$1,668.5	$427.2	25.6%
EMEA	210.2	171.5	38.7	22.6%	586.9	485.3	101.6	20.9%
APAC	129.2	103.7	25.5	24.6%	354.2	304.2	50.0	16.4%
Total revenue	$1,073.9	$869.4	$204.5	23.5%	$3,036.8	$2,458.0	$578.8	23.5%
With respect to geographic theaters, the increase in revenue for the three and nine months ended April 30, 2021 compared to the same periods in 2020 was driven primarily by the Americas, due to its larger and more established sales force. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020 due to continued investment in our global sales force in order to support our growth and innovation.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$81.9	$73.3	$8.6	11.7%	$219.7	$207.1	$12.6	6.1%
Number of employees at period end	129	118	11	9.3%	129	118	11	9.3%
Cost of product revenue increased for the three months ended April 30, 2021 compared to the same period in 2020, primarily due to product mix and an increase in product volume. The increase in the nine months ended April 30, 2021 compared to the same period in 2020 was due to an increase in product volume and higher amortization of intellectual property licenses.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$248.7	$185.0	$63.7	34.4%	$696.3	$502.0	$194.3	38.7%
Number of employees at period end	1,871	1,403	468	33.4%	1,871	1,403	468	33.4%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020, primarily due to increased costs to support the growth of our subscription and support offerings. Personnel costs grew $26.4 million to $107.9 million for the three months ended April 30, 2021 compared to the same period in 2020, and grew $60.8 million to $295.7 million for the nine months ended April 30, 2021 compared to the same period in 2020, primarily due to headcount growth. Cloud hosting service costs, which support the adoption of our cloud-based subscription offerings, increased $4.7 million for the three months ended April 30, 2021 compared to the same period in 2020, and increased $47.6 million for the nine months ended April 30, 2021 compared to the same period in 2020. The remaining increase for both the three and nine month periods was primarily due to increased outside service costs for global customer support from the expansion of our customer base, and the amortization of intangible assets from our recent acquisitions.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021		2020		2021		2020
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$207.0	71.7%	$207.6	73.9%	$561.2	71.9%	$551.5	72.7%
Subscription and support	536.3	68.3%	403.5	68.6%	1,559.6	69.1%	1,197.4	70.5%
Total gross profit	$743.3	69.2%	$611.1	70.3%	$2,120.8	69.8%	$1,748.9	71.2%

Table of Content
Product gross margin decreased for the three months ended April 30, 2021 compared to the same period in 2020, primarily due to product mix. The decrease in the nine months ended April 30, 2021 compared to the same period in 2020 was primarily due to higher amortization of intellectual property licenses, as well as increased fulfillment cost partially related to COVID-19.
Subscription and support gross margin for the three months ended April 30, 2021 compared to the same period in 2020 was relatively flat. The decrease in the nine months ended April 30, 2021 compared to the same period in 2020 was primarily due to an increase in costs to support our cloud-based offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. As of April 30, 2021, we expect to recognize approximately $2.0 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$311.0	$196.3	$114.7	58.4%	$815.1	$552.2	$262.9	47.6%
Number of employees at period end	2,425	1,789	636	35.6%	2,425	1,789	636	35.6%
Research and development expense increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020. The increase was primarily due to personnel costs, which grew $99.6 million to $251.9 million for the three months ended April 30, 2021 compared to the same period in 2020, and grew $226.7 million to $655.9 million for the nine months ended April 30, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was primarily due to headcount growth.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and allocated costs. We continue to thoughtfully invest in headcount and have substantially grown our international sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to increase touch points with end-customers and to expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$448.0	$388.4	$59.6	15.3%	$1,264.0	$1,129.0	$135.0	12.0%
Number of employees at period end	4,237	3,853	384	10.0%	4,237	3,853	384	10.0%
Sales and marketing expense increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020, primarily due to personnel costs, which grew $51.5 million to $342.1 million for the three months ended April 30, 2021 compared to the same period in 2020, and grew $116.6 million to $958.8 million for the nine months ended April 30, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was largely due to headcount growth, partially offset by decreased travel expenses due to COVID-19. In addition, expenses increased in both periods as a result of go-to-market initiatives,

Table of Content
including advertising, which were partially offset by a decrease in trade shows and convention expenses as in-person events were replaced with virtual events due to COVID-19.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$94.7	$82.9	$11.8	14.2%	$285.4	$228.9	$56.5	24.7%
Number of employees at period end	1,053	886	167	18.8%	1,053	886	167	18.8%
General and administrative expense increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020, primarily due to personnel costs, which increased $6.2 million to $58.3 million for the three months ended April 30, 2021 compared to the same period in 2020, and grew $29.9 million to $184.0 million for the nine months ended April 30, 2021 compared to the same period in 2020. The increase in personnel costs in both periods was primarily due to the accelerated vesting of certain equity awards in connection with our acquisitions. Other increases in both periods included increased professional services expense to support our business growth.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$41.0	$19.4	$21.6	111.3%	$121.9	$57.3	$64.6	112.7%
Interest expense increased for the three and nine months ended April 30, 2021 compared to the same periods in 2020 primarily due to our 2025 Notes issued in the fourth quarter of fiscal 2020. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2021	2020	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$1.0	$8.1	$(7.1)	(87.7)%	$2.9	$35.1	$(32.2)	(91.7)%
The change in other income, net for the three and nine months ended April 30, 2021 compared to the same periods in 2020 was primarily due to lower interest income earned on our cash, cash equivalent, and investment balances as a result of lower interest rates for the three and nine months ended April 30, 2021 compared to the same periods in 2020.

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

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$(5.3)	$7.0	$(12.3)	(175.7)%	$16.9	$24.7	$(7.8)	(31.6)%
Effective tax rate	3.5%	(10.3)%			(4.7)%	(13.5)%
We recorded an income tax benefit for the three months ended April 30, 2021 and income tax provision for the nine months ended April 30, 2021. Our income taxes are primarily due to foreign income taxes in profitable jurisdictions and withholding taxes. Our effective tax rate varied for the three and nine months ended April 30, 2021 compared to the same periods in 2020 primarily due to our valuation allowance. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	April 30, 2021	July 31, 2020

	(in millions)
Working capital	$1,133.6	$2,437.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,886.1	$2,958.0
Investments	1,944.7	1,344.2
Total cash, cash equivalents, and investments	$3,830.8	$4,302.2
As of April 30, 2021, our total cash, cash equivalents, and investments of $3.8 billion were held for general corporate purposes, of which approximately $785.7 million was held outside of the United States. As of April 30, 2021, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. As of April 30, 2021, all of our Notes remained outstanding. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of April 30, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, and, in December 2020, our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. Repurchases are funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase program was extended to December 31, 2021, and our repurchase program may be suspended or discontinued at any time. As of April 30, 2021, $651.9 million remained available for future share repurchases under this repurchase program. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.

Table of Content
The following table summarizes our cash flows for the nine months ended April 30, 2021 and 2020:

	Nine Months Ended April 30,
	2021	2020

	(in millions)
Net cash provided by operating activities	$1,177.2	$702.0
Net cash provided by (used in) investing activities	(1,478.2)	955.6
Net cash used in financing activities	(768.4)	(1,132.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,069.4)	$525.1
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
Cash provided by operating activities during the nine months ended April 30, 2021 was $1,177.2 million, an increase of $475.2 million compared to the same period in 2020. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the nine months ended April 30, 2021, partially offset by a decrease in cash due to timing of payments.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2021 was $1,478.2 million, a net change of $2.4 billion compared to cash provided by investing activities of $955.6 million during the same period in 2020. The change was primarily due to higher purchases of investments, a decrease in proceeds from maturities and sales of investments, and an increase in net cash payments for business acquisitions during the nine months ended April 30, 2021.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the nine months ended April 30, 2021 was $768.4 million, a decrease of $364.1 million compared to the same period in 2020. The decrease was primarily due to lower repurchases of our common stock during the nine months ended April 30, 2021.
Contractual Obligations and Commitments
Except for those disclosed in Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business to our contractual obligations and commitments disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Table of Content
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the nine months ended April 30, 2021 and we expect will continue into the fourth quarter of fiscal 2021 and may continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
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
More generally, the outbreak has not only significantly and adversely increased economic and demand uncertainty, but it has caused a global economic slowdown, and continuing global economic uncertainty which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2020 to the end of the third quarter of fiscal 2021, our headcount increased from 8,014 to 9,715 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.

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
•political, economic, and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets, that could impact some or all regions where we operate, including the expected global economic slowdown, increased risk of inflation, and potential global recession caused by the COVID-19 pandemic.
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
The ongoing global economic downturn could have an adverse effect on our business and operating results.
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that could lead to a global recession. In addition, the instability in the global credit markets, falling demand for oil and other commodities, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets could continue to add uncertainty to global economic conditions.
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
We experienced revenue growth rates of 23.5% and 17.4% in the nine months ended April 30, 2021 and the nine months ended April 30, 2020, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.5 billion as of April 30, 2021. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

Table of Content
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

Table of Content
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud-deployed enterprise and customer facing environments and the information they store and process. The incidence of cybersecurity breaches have increased. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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

Table of Content
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 74.3% of total revenue in the nine months ended April 30, 2021 and 69.1% of total revenue in the nine months ended April 30, 2020. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
Defects, errors, or vulnerabilities in our products, subscriptions, or support offerings, the failure of our products or subscriptions to block a virus or prevent a security breach or incident, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
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

Table of Content
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

Table of Content
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in fiscal 2018, we acquired Evident.io, Inc. and Cyber Secdo Ltd. (“Secdo”); in fiscal 2019, RedLock Inc., Demisto, Inc., PureSec Ltd. (“PureSec”) and Twistlock Ltd. (“Twistlock”); in fiscal 2020, Zingbox, Inc., Aporeto, Inc. and CloudGenix Inc.; in fiscal 2021, The Crypsis Group, Sinefa Group, Inc., and Expanse Inc.; and in March 2021, we acquired Bridgecrew. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy; we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
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

Table of Content
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
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast, we provide to our manufacturing partners, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels, including due to the recent global shortage of semiconductors, may lead to shortages that result in delayed product revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.
Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end-customers and may result in the loss of sales and end-customers.
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or health risks, such as epidemics and pandemics like COVID-19, and as a result could impair the volume of components that we are able to obtain. Lead times for components may also be adversely impacted by factors outside of our control including COVID-19 and the recent global shortage of semiconductors.

Table of Content
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

Table of Content
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of April 30, 2021, the total notional amount of our outstanding foreign currency forward contracts was $186.8 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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

Table of Content
For the nine months ended April 30, 2021, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 56.4% of our total revenue. As of April 30, 2021, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 47.0% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the nine months ended April 30, 2021, failure to do so in the future could have a material adverse effect on our business.
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

Table of Content
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

Table of Content
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

Table of Content
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
California enacted the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General, which could be subject to additional modifications. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters, and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
As a result of various of our acquisitions, including Secdo, PureSec and Twistlock, we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. There has been a significant increase in hostilities and political unrest between Hamas and Israel recently. The effects of these hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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

Table of Content
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

Table of Content
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for or benefit from income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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

Table of Content
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
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of our Notes, repurchase our Notes upon a fundamental change, or repay our Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our Notes.
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

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $211.89 to $403.00, as measured through May 13, 2021. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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
•actual or anticipated changes in the expectations of securities analysts or investors, whether as a result of our forward-looking statements, our failure to meet such expectations or otherwise;
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

Table of Content
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
As of April 30, 2021, we had $651.9 million available under our share repurchase program which will expire on December 31, 2021 and may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

Table of Content
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

Table of Content
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended April 30, 2021, we issued a total of 43,522 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisition of Cloudgenix, Inc. (the “Cloudgenix Transaction”).
The Cloudgenix Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Cloudgenix Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2021 to February 28, 2021(2)	0.0	$387.51	0.0	$1,001.9
March 1, 2021 to March 31, 2021(1)(2)	1.0	$322.00	1.0	$651.9
April 1, 2021 to April 30, 2021(2)	0.0	$360.00	0.0	$651.9
Total	1.0	$322.37	1.0
_______________________
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

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Addendum to Offer Letter by and between the Registrant and Jean Compeau, dated March 17, 2021.

10.2*	Addendum to Offer Letter by and between the Registrant and Dipak Golechha, dated March 17, 2021.	8-K	001-35594	10.1	March 19, 2021

10.3*	Bridgecrew, Inc. 2019 Stock Incentive Plan	S-8	333-254042	99.1	March 9, 2021

10.4*	Offer Letter between the Registrant and Dr. Helene D. Gayle, dated February 17, 2021.	8-K	001-35594	10.1	February 22, 2021

10.5*	Offer Letter by and between the Registrant and Aparna Bawa dated May 13, 2021.	8-K	001-35594	10.1	May 14, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2021 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 20, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 20, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ JEAN COMPEAU
Jean Compeau
Deputy Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)