Form 10-K
period 2021-07-31
Palo Alto Networks Inc
filed 2021-09-03
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $33,296,058,434 as of January 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the New York Stock Exchange on such date). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 23, 2021, 97,406,113 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2021.

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
•our expectations regarding the future results of our People Strategy;
•our expectation that we will increase our customer financing activities;
•the sufficiency of our cash flow from operations with existing cash and cash equivalents to meet our cash needs for the foreseeable future;
•future investments in product development, subscriptions, or technologies, and any related delays in the development or release of new product and subscription offerings;
•our ability to successfully acquire and integrate companies and assets;
•expectations and intentions with respect to the products and technologies that we acquire and introduce;
•our ability to obtain adequate supply of our products from our third-party manufacturing partners;
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
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context continuously across all locations. We deliver cybersecurity products covering a broad range of use cases, enabling our end-customers to secure their networks, remote and hybrid workforces, branch locations, and public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers advanced prevention and security, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in five fundamental areas:
Zero Trust Network Security:
•Enabling zero trust network security through our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service. This also includes our add-on Cloud-Delivered Security Services, such as Threat Prevention, WildFire, URL Filtering, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), SaaS Security API and SaaS Security Inline that secure content, applications, users, and devices across our ML-Powered Next-Generation Firewalls, Prisma, and Cortex product lines, to enable best-in-class security across a broad range of applications. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Cloud Security:
•Enabling cloud security through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), secures multi- and hybrid-cloud environments and cloud native applications, integrating security across the full deployment lifecycle. VM-Series and CN-Series enforce in-line network security in multi- and hybrid-cloud environments.
Secure Access Service Edge:
•Prisma Access, the industry’s most complete cloud-delivered security platform, together with Prisma SD-WAN, SaaS Security API and SaaS Security Inline, provide a comprehensive Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch.
Security Analytics and Automation:
•Delivering the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response platform Cortex XDR to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Cortex Xpanse for attack surface management (“ASM”) and Cortex Data Lake allowing our customers to collect and analyze large amounts of context-rich data across endpoints, networks, and clouds. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•Enabling security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory and proactive cybersecurity assessment services.
Impact of COVID-19 on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in, and is expected to continue to result in significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, which has been modified to provide employees with the choice to work in certain of our offices when and as they feel comfortable, we did not incur significant disruptions in our work operations during fiscal 2021. We are conducting business as usual with restrictions to employee travel, and we have transitioned in-person marketing events to virtual formats, among other modifications. We expect these changes will substantially remain in effect in the first quarter of fiscal 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities and that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 has affected our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
Product, Subscription, and Support Offerings
Our products are available in the form of the product, subscription, and support offerings described below.
Products
Firewall Appliances and Software. All of our firewall appliances and software incorporate our PAN-OS operating system and come with the same rich set of features ensuring consistent operation across our entire product line. These features include: App-ID, User-ID, Content-ID, Device-ID, site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. Our firewall appliances come in a physical form factor, and in a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Google, Inc. (“Google”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments, as well as in a containerized form factor, called CN-Series.
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on an end-customer’s network, as well as in their instances in public or private cloud environments, as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy-based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, virtual and containerized systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, SD-WAN, dynamic content updates, and software licenses. Panorama offers network security monitoring through the ability to view logs and run reports from all managed appliances and software in one location without the need to forward the logs and reliably expands log storage for long-term event investigation and analysis.
Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider end-customers.
Subscriptions
We offer a number of subscriptions as part of our portfolio. Of these subscription offerings, cloud-delivered security services like Threat Prevention, WildFire, URL Filtering, Advanced URL Filtering, DNS Security, IoT Security, SaaS Security Inline, GlobalProtect, SD-WAN and Enterprise DLP are sold as options to our firewall appliances and software, whereas Prisma Cloud (formerly Redlock Inc. (“RedLock”), Twistlock Ltd. (“Twistlock”), PureSec Ltd. (“PureSec”), Aporeto Inc. (“Aporeto”)), Prisma Access, Prisma SD-WAN (formerly CloudGenix SD-WAN), SaaS Security API (formerly Prisma SaaS), Cortex XDR (formerly Traps), Cortex XSOAR (formerly Demisto Inc. (“Demisto”)), Cortex Xpanse and Cortex Data Lake are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:
Zero Trust Network Security:
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
•WildFire. This cloud-based or appliance-based subscription provides protection against targeted malware and advanced persistent threats and provides a near real-time analysis engine for detecting previously unseen malware while resisting attacker evasion techniques. The core component of this subscription goes beyond traditional sandbox environments and can operate on an end-customers’ local environment, private cloud or our public cloud. WildFire combines dynamic and static analysis, recursive analysis, and a custom-built analysis environment with network traffic profiling and fileless attack detection to discover even the most sophisticated and evasive threats. A machine learning module derived from the cloud sandbox environment is now delivered in-line on the ML-Powered Next-Generation Firewalls to identify the majority of unknown threats without cloud connectivity. Once identified, whether in the cloud or in-line, preventive measures are automatically generated and delivered in seconds or less across networks, clouds, endpoints, or wherever WildFire-enabled sensors are deployed. By providing this as a cloud-based subscription, all of our end-customers benefit from malware found on any of our end-customers’ networks.
•URL Filtering. This subscription provides the uniform resource locator (“URL”) filtering capabilities of our portfolio. Our cloud-based URL filtering database consists of millions of URLs across many categories and is designed to analyze web traffic and prevent web-based threats such as phishing, malware, and command-and-control. The curated on-appliance URL database can be augmented to suit the traffic patterns of the local user community with a custom URL database. Native integration with our ML-Powered Next-Generation Firewalls eliminates the need for customers to deploy and manage their web security separately from network security.
•Advanced URL Filtering. This subscription builds on all of the capabilities of URL Filtering, adding the industry’s first in-line ML-powered web protection engine. It delivers real-time detection and prevention of unknown, evasive, and targeted web-based threats such as phishing, malware, and command-and-control. While many vendors use machine learning to categorize web content or prevent malware downloads, Advanced URL Filtering is the first offering to protect patient zero from unknown fileless and file-based web attacks in real-time.
•DNS Security. This cloud-based subscription uses machine learning to proactively block malicious domains and stops attacks in progress. Unlike other solutions, it does not require endpoint routing configurations to be maintained and therefore cannot be bypassed. It allows firewalls access to DNS signatures that are generated using advanced predictive analysis, machine learning, and malicious domain data from a growing threat intelligence sharing community of which we are a part. Expanded categorization of DNS traffic and comprehensive analytics allow deep insights into threats, empowering security personnel with the context to optimize their security posture. It includes industry-first protections against multiple emerging DNS-based network attacks.
•IoT Security. IoT Security is a new subscription on our ML-Powered Next-Generation Firewalls with backward compatibility to older versions of PAN-OS. Using machine learning and our App-ID technology, it can accurately identify and classify various IoT and operational technology (“OT”) devices, including never-been-seen-before devices, mission critical OT devices and unmanaged legacy systems. It uses machine learning to baseline normal behavior, identify anomalous activity, assess risk, and provide policy recommendations to allow trusted behavior with a new Device-ID policy construct on our ML-Powered Next-Generation Firewalls. Our existing subscription-based security services have also been enhanced with IoT context to prevent threats on various devices, including IoT and OT devices.
•SaaS Security API. SaaS Security API (formerly Prisma SaaS) is a multi-mode, cloud access security broker service that helps govern sanctioned SaaS application usage across all users and helps prevent breaches and non-compliance. Specifically, the service enables the discovery and classification of data stored across the supported SaaS applications, protects sensitive data from accidental exposure, identifies and protects against known and unknown malware, and performs user activity monitoring to identify potential misuse or data exfiltration. It delivers complete visibility and granular enforcement across all user, folder, and file activity within sanctioned SaaS applications, and can be combined with SaaS Security Inline for a complete integrated cloud access security broker (“CASB”).
•SaaS Security Inline. SaaS Security Inline is a new subscription on our ML-Powered Next Generation Firewalls that adds an in-line service to automatically gain visibility and control over the tens of thousands of known and new sanctioned, unsanctioned and tolerated SaaS applications in use within organizations today. It provides enterprise data protection and compliance across all SaaS applications and prevents cloud threats in real time with best-in-class security. The solution is easy to deploy being natively integrated on our range of ML-Powered Next-Generation Firewalls, eliminating the architectural complexity of traditional CASB products, while offering the lowest total cost of ownership. It can be combined with SaaS Security API (formerly Prisma SaaS) as a complete integrated CASB.
•GlobalProtect. This appliance-based subscription provides protection for users of both traditional laptop and mobile devices. It expands the boundaries of the end-users’ physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. When a remote user logs into the device, GlobalProtect automatically determines the closest gateway available to the roaming device and establishes a secure connection. Regardless of the operating systems, laptops, tablets and phones will stay connected to the corporate network when they are on a network of any kind and, as a result, are protected as if they never left the corporate campus. GlobalProtect ensures that the same secure application enablement policies that protect users at the corporate site are enforced for all users, independent of their location.
•SD-WAN. Our SD-WAN subscription is now integrated with PAN-OS, so that our end-customers can get the security features of our PAN-OS ML-Powered Next-Generation Firewall together with SD-WAN functionality. The SD-WAN overlay supports dynamic, intelligent path selection based on the applications, services and conditions of the links that each application or service is allowed to use, allowing applications to be prioritized based on criteria such as whether the application is mission-critical, latency-sensitive, or meets certain health criteria.
•Enterprise DLP. Our data loss prevention service is a cloud service that provides consistent, reliable protection of sensitive data, such as personally identifiable information (“PII”) and intellectual property, for all traffic types, applications, and users. Native integration with our products makes it simple to deploy, and advanced machine learning minimizes management complexity. Enterprise DLP allows organizations to consistently discover, classify, monitor, and protect sensitive data, wherever it may reside. It helps minimize the risk of a data breach both on-premises and in the cloud—such as in Office/Microsoft 365™, Salesforce®, and Box—and assists in meeting stringent data privacy and compliance regulations, including GDPR, CCPA, PCI DSS, HIPAA, and others.
Cloud Security:
•Prisma Cloud. Prisma Cloud is the industry’s most comprehensive CNSP, securing public clouds and cloud native applications. Prisma Cloud delivers cloud security posture management, cloud workload protection platform, cloud network security, and cloud infrastructure entitlement management capabilities that provide comprehensive visibility and protection across an organization’s hybrid, multi-cloud infrastructure.
Secure Access Service Edge:
•Prisma Access. Prisma Access consolidates more point-products into a single converged cloud-delivered platform than any competing solution, transforming network security and allowing organizations to enable secure hybrid workforces. Unlike competing platforms, only Prisma Access protects all application traffic with complete, best-in-class security while ensuring an exceptional user experience with industry-leading service-level agreements (“SLA”s).
•Prisma SD-WAN. Our Prisma SD-WAN solution is a next-generation SD-WAN solution that makes the secure cloud-delivered branch possible. Unlike legacy SD-WAN solutions that introduce cost and complexity, our Prisma SD-WAN ensures exceptional user experience with application-defined policies and simplifies network and security operations using machine learning and automation.
Security Analytics and Automation:
•Cortex XDR. This cloud-based subscription enables organizations to collect telemetry from endpoint, network, identity and cloud data sources and apply advanced analytics and machine learning across all data, to quickly find and stop targeted attacks, insider abuse, and compromised endpoints. Cortex XDR has two product tiers: XDR Prevent and XDR Pro. XDR Prevent delivers enterprise-class endpoint security focused on preventing attacks. XDR Pro extends endpoint detection and response (“EDR”) to include cross-data analytics, including network, cloud and identity data. These capabilities build on each other such that a customer can start with XDR Prevent, then upgrade to XDR Pro for EDR or XDR Pro for cross-data analytics.
•Cortex XSOAR. Available as a cloud-based subscription or an on-premises appliance, Cortex XSOAR is the industry’s most comprehensive SOAR offering that unifies playbook automation, case management, real-time collaboration, and threat intelligence management to serve security teams across the incident lifecycle. With Cortex XSOAR, security teams can standardize processes, automate repeatable tasks and manage incidents across their security product stack to improve response time and analyst productivity. It learns from the real-life analyst interactions and past investigations to help SOC teams with analyst assignment suggestions, playbook enhancements, and best next steps for investigations.
•Cortex Xpanse. This cloud-based subscription provides attack surface management, which is the ability for an organization to identify what an attacker would see amongst all of its sanctioned and unsanctioned Internet-facing assets. In addition, Cortex Xpanse detects risky or out-of-policy communications between Internet-connected assets that can be exploited for data breaches or ransomware attacks. Finally, Cortex Xpanse continuously identifies Internet assets, risky services or misconfigurations in third parties to help secure a supply chain or identify risks for mergers and acquisitions due diligence.
•Cortex Data Lake. This cloud-based subscription allows our customers to collect and analyze large amounts of context-rich network security data. This includes collection of enhanced network logs generated by our security offerings, including those of our ML-Powered Next-Generation Firewalls and Prisma Access subscription, eliminating the need to plan for local data storage.
Support
Customer Support. We offer Standard Support, Premium Support, Four-Hour Premium Support and Platinum Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (“ASC”) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer a service offering called Focused Services that includes Service Account

Management (“SAM”) to provide support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for hardware, software and certain cloud offerings in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Threat Intelligence and Cyber Security Consulting. Unit 42 brings together our world-renowned threat researchers with an elite team of security consultants (formerly Crypsis) to create an intelligence-driven, response-ready organization. The Unit 42 Threat Intelligence team provides threat research that enables security teams to understand adversary intent and attribution, while enhancing protections offered by our products and services to stop advanced attacks. As threats escalate, Unit 42 is available to advise customers on the latest risks, assess their readiness, and help them recover when they are victim of a cybersecurity breach. Unit 42 Security Consultants serve as a trusted partner with state-of-the-art cyber risk expertise and incident response capabilities, helping customers focus on their business before, during, and after a breach.
Professional Services. Professional services are delivered directly by us and through our authorized channel partners to our end-customers and include on-location and remote, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include architecture design and planning, implementation, configuration, and firewall migrations, as well as Prisma and Cortex deployments. Customers can also purchase on-going technical experts to be part of customer’s security teams to aid in the implementation and operation of their Palo Alto Networks capabilities. Our education services include certifications, as well as online and in-classroom training, which are primarily delivered through our authorized training partners.
Technology
We provide comprehensive and integrated cybersecurity solutions with a portfolio that eliminates the need for siloed security products.
ML-Powered Next-Generation Firewall. Our ML-Powered Next-Generation Firewalls embed machine learning in the core of the firewall, empowering our customers to stay ahead of new emerging threats, see and secure their entire enterprise, including IoT, and support speed and error reduction with automatic policy recommendations. Our ML-Powered Next-Generation Firewalls extend visibility and security to all devices connecting to an end-user’s network, including unmanaged IoT devices without the need to deploy additional sensors. Our ML-Powered Next-Generation Firewalls inspect all traffic defined by the end-users policies, including all applications, threats, and content, and tie that traffic to the user, regardless of location or device type. The user, application, devices and content—the elements that run a business—become integral components of an enterprise’s security policy via our User-ID, App-ID, Device-ID and Content-ID technology. As a result, security aligns with business policies, as well as writes rules that are easy to understand and maintain. Our ML-Powered Next-Generation Firewalls can be deployed in multiple form factors, including hardware, software and cloud service, all managed centrally.
Prisma Access. Prisma Access is a SASE technology that helps organizations deliver consistent security to remote networks and mobile users. Located in more than 100 locations around the world in 77 countries, Prisma Access consistently inspects all traffic across all ports and provides bidirectional networking to enable branch-to-branch and branch-to-headquarter traffic.
Delivering protection at scale, Prisma Access provides global coverage so teams do not have to worry about sizing and deploying hardware firewalls at the branch. Prisma Access uses Cortex Data Lake for centralized analysis, reporting, and forensics.
Prisma SD-WAN. Prisma SD-WAN is the industry’s first next-generation SD-WAN solution that makes the secure cloud-delivered branch possible, delivering an ROI of up to 243%. Unlike legacy SD-WAN solutions that introduce cost and complexity, Prisma SD-WAN ensures exceptional user experience with application-defined policies and simplifies network and security operations using machine learning and AI.
Prisma Cloud. Prisma Cloud is a unified CNSP with broad security and compliance coverage for the entire cloud across hybrid and multi-cloud environments. Prisma Cloud protects cloud native applications spanning hosts, containers, serverless architectures and other platform as a service (“PaaS”) offerings across cloud platforms. It dynamically discovers public cloud resources as they are deployed and correlates data cloud services (resource configurations, flow logs, audit logs, host and container logs, etc.) to provide security and compliance insights for cloud applications. It uses machine learning to profile user, workload, and application behaviors to identify and prevent advanced threats.
Prisma Cloud integrates with continuous integration and continuous development (“CI/CD”) tool chains to provide full lifecycle vulnerability management, compliance, infrastructure-as-code scanning, and runtime defense. With a comprehensive library of compliance frameworks, it vastly simplifies the task of maintaining compliance. Prisma Cloud provides this through deep context-sharing that spans infrastructure, PaaS, users, development platforms, data, and application workloads. Seamless integration with security orchestration tools ensures rapid remediation of vulnerabilities and security issues.

SaaS Security. SaaS Security enables safe cloud adoption by providing visibility, compliance controls, and security for cloud applications and sensitive data. It helps minimize the use of shadow IT, secure access to corporate SaaS applications and mitigate the risk of a data breach in the cloud. SaaS Security is an integrated CASB and includes SaaS Security API and SaaS Security Inline.
Cortex XDR. Cortex XDR is an industry-recognized extended detection and response offering that integrates endpoint, network, and cloud data to stop sophisticated attacks. Going beyond EDR, Cortex XDR detects the most complex threats using analytics across key data sources and reveals the root cause, reducing investigation time by 88% compared to manual processes.
Cortex XSOAR. Cortex XSOAR improves SOC efficiency with an industry-recognized extended SOAR offering. Security leaders can transform every aspect of their operations with a comprehensive, unified approach to case management, automation, real-time collaboration, and threat intelligence management. Cortex XSOAR enables security teams to manage alerts across all sources, standardize any processes with playbooks, take action on threat intelligence, and automate response for every security use case, and use of which has resulted, for many of our customers, in significantly faster SOC response times and a significant reduction in alerts to the SOC which require human intervention.
Cortex Xpanse. Cortex Xpanse is an attack surface management platform that provides an attacker’s view of your enterprise. Cortex Xpanse gives a complete and accurate inventory of an organization’s global Internet-facing assets and misconfigurations, allowing them to continuously discover, evaluate, and mitigate an external attack surface, flag risky communications, evaluate supplier risk or assess the security of merger and acquisition targets. With Cortex Xpanse, enterprises are armed with complete asset inventories in order to reduce risk from vulnerabilities and improve mean time to discover and respond. Audit and Compliance teams use Cortex Xpanse to improve their audit processes and stay in compliance by assessing their access controls against regulatory frameworks.
Certifications. Many of our products have been awarded Federal Information Processing Standard (“FIPS”) 140-2 Level 2, Common Criteria/National Information Assurance Partnership (“NIAP”) Evaluation Assurance Level (“EAL”) 2, Common Criteria/NIAP EAL4+, Network Equipment-Building System (“NEBS”), and ICSA Firewall certifications.
Research and Development
Our research and development efforts are focused on developing new hardware and software and on enhancing and improving our existing product and subscription offerings. We believe that hardware and software are both critical to expanding our leadership in the enterprise security industry. Our engineering team has deep networking, endpoint, and security expertise and works closely with end-customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into applications and threats, which allows us to respond to the rapidly changing application and threat landscape. We supplement our own research and development efforts with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2021, we introduced several new offerings, including: Cortex XDR 2.5, Next Generation SD-WAN, Prisma Cloud 2.0, Enterprise DLP, 5G Security, IoT Healthcare Security, Prisma Access 2.0 and Complete Zero Trust Network Security. Additionally, we acquired productive investments that fit well within our long-term strategy. For example, we acquired the Crypsis Group (“Crypsis”), which we expect will expand our incident response capabilities and strengthen our Cortex strategy; we acquired Sinefa Group, Inc. (“Sinefa”), which we expect will extend our Prisma Access offering; we acquired Expanse Inc. (“Expanse”), which we expect will enrich our Cortex offerings and provide organizations an integrated view of the enterprise to combine external, internal, and threat data; and we acquired Bridgecrew Inc. (“Bridgecrew”), which we expect will expand our Prisma Cloud offering to deliver security across the full application lifecycle.
We plan to continue to significantly invest in our research and development efforts as we evolve and extend the capabilities of our portfolio.
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
Government Regulation
We are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters. Like other companies in the technology industry, we face scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results. For additional information about government regulation applicable to our business, see Part I, Item 1A “Risk Factors” in this Form 10-K.
Competition
We operate in the intensely competitive enterprise security industry that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into five categories:
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
•startups and single-vertical vendors that offer independent or emerging solutions across various areas of security;
•public cloud vendors and startups that offer solutions for cloud security (private, public and hybrid cloud); and
•large and small companies, such as Crowdstrike, Inc (“Crowdstrike”) that offer solutions for security operations and endpoint security.
As our market grows, it will attract more highly specialized vendors, as well as larger vendors that may continue to acquire or bundle their products more effectively.
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
Sales, Customer Support and Marketing
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our portfolio of products for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. No single end-customer accounted for more than 10% of our total revenue in fiscal 2021, 2020, or 2019.

Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30 to 90 days written notice prior to the renewal date, and payment to us from the channel partner within 30 to 45 calendar days of the date we issue an invoice for such sales. For fiscal 2021, 56.0% of our total revenue was derived from sales to three distributors.
We also sell our VM-Series virtual firewalls directly to end-customers through Amazon’s AWS Marketplace, Microsoft’s Azure Marketplace, and Google’s Cloud Platform Marketplace under a usage-based licensing model.
Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between our end-customers and our marketing and product development organizations. We expect to continue to grow our sales headcount to expand our reach in all key growth sectors.
Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To promote optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2021, we had more than 5,900 channel partners.
Customer Support. Our customer support organization is responsible for delivering support, professional, and educational services directly to our channel partners and to end-customers. We leverage the capabilities of our channel partners and train them in the delivery of support, professional, and educational services to enable these services to be locally delivered. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven experience to provide those services.
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our portfolio and driving pipeline and end-customer demand. Our marketing team consists primarily of product marketing, brand, demand, field, communications, including analyst relations and digital and analytics functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate website and partner portal, trade shows and conferences, analyst relationships, customer advocacy, and customer awareness. Every year we organize our end-customer conference “Ignite.” We also publish threat intelligence research such as the Unit 42 Cloud Threat Report and the Unit 42 IoT Threat Report, which are based on data from our global threat intelligence team, Unit 42. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
Backlog. Orders for subscription and support offerings for multiple years are generally billed upfront shortly after fulfillment and are included in deferred revenue. Timing of revenue recognition for subscription and support offerings may vary depending on the contractual period or when the subscription and support offerings are rendered. Products are shipped and billed shortly after receipt of an order. However, insufficient supply and inventory may delay our product shipments. The majority of our product revenue comes from orders that are received and shipped in the same quarter. As such, we do not believe that our product backlog at any particular time is meaningful and it is not necessarily indicative of our future operating results.
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

Human Capital
We believe our ongoing success depends on our employees. Development and investment in our people have always been central to who we are, and will continue to be so. Our People Strategy is a comprehensive approach to source, hire, onboard, integrate, develop, engage and reward employees. With a global workforce of 10,473 (as of July 31, 2021), we take our People Strategy seriously and manage it as a critical element of our overall company strategy.
Source & Hire. Sourcing and hiring diverse talent and setting them free to create and execute is central to our approach to our people. Our talent acquisition team utilizes a number of methods to find subject experts in their respective fields, including the use of a variety of channels that focus on reaching diverse and underserved communities. Our university relations team partners with hundreds of academic institutions, including colleges and universities that focus on serving underrepresented populations, to provide career pathways for early-in-career candidates. We also encourage current employees to provide qualified referrals. Through our License-to-Hire program, we ensure that hiring managers are trained to recruit, that they are made aware of potential unconscious biases and interview for the values and competencies that we believe enhance our culture. We have diverse interview panels to deliver a quality interview experience to a diverse slate of candidates.
Onboard & Integrate. We believe that a positive onboarding experience is foundational to positive employee engagement and rapid productivity. During the COVID-19 pandemic, we built and utilized virtual learning platforms and employee communication channels to provide new employees with inspirational, often personalized, onboarding experiences. Onboarding is a journey of integration that extends through the first year at Palo Alto Networks for every employee. In addition, we have built specialist learning tracks for interns and new graduates that have been recognized as best in class externally. As part of our merger and acquisition strategy, we have also established a robust integration program with the goal to enable individuals joining our teams to feel part of our culture at speed.
Develop & Motivate. FLEXLearn is our unique approach to personalized employee development. FLEXLearn is a learning experience platform that provides employees with a path based on their needs, interests, style, and career journey. Development information about core business elements, professional skill sets, working in a distributed environment, as well as required compliance training, such as Code of Conduct, anti-discrimination, anti-harassment, and anti-bribery training, is also deployed through the FLEXLearn platform. In addition, FLEXLearn provides employees with events and activities that motivate and spark critical thinking, on topics ranging from inclusion, to well-being and collaboration. As of July 31, 2021, 99.5% of our employees had completed Code of Conduct and Business Ethics training. On average, employees had completed 12 hours of development through the FLEXLearn platform during fiscal 2021.
Engage & Reward. We conduct weekly executive listening sessions and frequent “pulse surveys” to better understand employee engagement, sentiment well-being, and latterly, the agility to transition to a distributed work model. Many of these sessions have informed our holistic People Strategy through programs like FLEXWORK, Inclusion and Diversity, and Internal Mobility.
Employee sentiment has continued to be highly positive. In February 2021, we conducted an anonymous global employee engagement survey. The response rate was 92% representing all functions and geographies. The overall engagement score was 81%. Employees indicated a strong sense of belonging, confidence in leadership, and an understanding of how their work contributes to the Company’s goals. Outcomes from the survey are being used to develop company-wide and function-specific action plans.
In addition to a comprehensive compensation and diverse benefits program, we believe in an always-on feedback and rewards philosophy. From recurring 1:1 sessions and quarterly performance feedback to use of our Cheers for Peers peer recognition program, employees get continuous input about the value they bring to the organization.
Inclusion & Diversity. We are intentional about including diverse points of view, perspectives, experiences, backgrounds and ideas in our decision-making processes. We deeply believe that true diversity exists when we have representation of all ethnicities, genders, orientations and identities, and cultures in our workforce. Our Inclusion and Diversity (“I&D”) programs continue to advance those visions. The diversity of our board of directors, with women representing 33% of our board (as of July 31, 2021), is an example of that vision in action. We have eight employee network groups (“ENG”s) which are employee-led groups that play a vital role in building understanding and awareness. Over 25% of our global workforce was involved in at least one ENG as of July 31, 2021. Our ENGs are provided with a budget to fund activities for their communities, we involve our ENGs in listening sessions with executive teams and we work in partnership to develop our annual I&D plans, because we believe involvement is critical. Our I&D philosophy is fully embedded in our talent acquisition, learning and development and rewards and recognition programs.
FLEXWORK. Throughout the COVID-19 pandemic, while prioritizing the health and safety of our employees, we have learned how to collaborate in a distributed work reality and to create opportunities for employees to maintain a sense of belonging and focus on well-being. The pivot to a distributed work model presented an opportunity to re-examine how and where we work going forward past the pandemic. Moving into the future we aim to disrupt the nature of work. Our philosophy is simple: place our employees at the center of their working life by providing employees flexibility, personalization, and choice regarding how they work, the benefits they choose, the way they consume learning and, where possible, where they work. We truly believe that the more our employees have choice, the more engaged they will be. This theory has proven out in both the productivity and positive sentiment achieved across the months of the pandemic.
FLEXWORK adds even more opportunity to scale our efforts to improve Inclusion and Diversity. It further enables us to recognize each individual as unique, with their own priorities and needs, and gives the employee greater agency to personalize their decisions and utilize our programs and initiatives to meet those interests and desires.
The change to the nature of work won’t happen in isolation as other organizations must make similar transitions. We created the FLEXWORK Coalition, a group of over 800 companies that have joined discussion sessions about the nature of work. Our company leads these conversations, bringing in expert speakers and case studies to guide other company transformations.
Environmental, Social & Governance
We recognize our duty to address environmental, social and governance (“ESG”) practices. From our Climate Commitment and our social impact programs to our Supplier Responsibility initiatives and Code of Business Conduct and Ethics, we value the opportunity to have meaningful outcomes that reinforce our intention to respect our planet, uplift our communities and advance our industry.
Environmental. We recognize climate change is a global crisis and are committed to doing our part to reduce environmental impacts by setting clear goals, engaging in coalitions and collaborating across our value chain. In February 2021, we declared a set of climate commitments. Aligned to the Paris Agreement, we set a goal to be carbon neutral by 2030 and outlined three strategies to reach that goal: utilize 100% renewable energy, reduce our greenhouse gas (“GHG”) emissions using guidance established by the Science Based Targets initiative and to offset remaining emissions by investing in quality carbon offset programs. We committed to being transparent about our progress over time through annual reporting.
Social. In addition to our FLEXWORK People Strategy described in the section titled “Human Capital” above, we prioritized the health and safety of our employees during the COVID-19 pandemic. Through the deployment of our Global Supplier Code of Conduct, we continued to reach across our supply chain to communicate our expectations regarding labor standards, business practices and workplace health and safety conditions. During fiscal 2021, we became an affiliate member of the Responsible Business Alliance and published a Supplier Diversity statement to advance our supplier responsibility programs. We value our role as a good corporate citizen and scaled our social impact programs in fiscal 2021, focusing on helping colleagues and communities impacted by the COVID-19 pandemic through charitable donations, employee giving and volunteer programs. We also expanded our cybersecurity education programs to help youth protect their digital way of life and to prepare diverse adults for careers in cybersecurity.
Governance. Integrity is one of our core values. Our corporate behavior and leadership practices model ethical decision making. Employees and suppliers are informed about our governance expectations through our Codes of Conduct, compliance training programs and ongoing communications. As of July 31, 2021, 99.5% of our employees had completed Code of Conduct and Business Ethics training. Reinforcing the importance of our ESG performance, the charter of the Nominating and Governance Committee of the board of directors includes the primary oversight of ESG.
Available Information
Our website is located at www.paloaltonetworks.com, and our investor relations website is located at investors.paloaltonetworks.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership-related filings.
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
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
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
•Ongoing global economic uncertainty could have an adverse effect on our business and operating results.
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
•If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security industry, our competitive position and prospects will be harmed.
•Our current research and development efforts may not produce successful products, subscriptions, or features that result in significant revenue, cost savings or other benefits in the near future, if at all.

•We may acquire other businesses, which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, and adversely affect our operating results, may not result in the expected benefits of such acquisitions and may dilute stockholder value.
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
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the fiscal year ended July 31, 2021, and may continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap; and delays or possible disruptions in our supply chain. As a result, we may experience extended sales cycles; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2020 to the end of fiscal 2021, our headcount increased from 8,014 to 10,473 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
•changes in the growth rate of the enterprise security industry;
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
•political, economic and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the expected global economic slowdown, increased risk of inflation, and potential global recession caused by the COVID-19 pandemic.
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
Ongoing global economic uncertainty could have an adverse effect on our business and operating results.
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that continues to cause economic uncertainty. In addition, the instability in the global credit markets, falling demand for oil and other commodities, uncertainties regarding the effects of Brexit, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions.
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
We have experienced revenue growth rates of 24.9% and 17.5% in fiscal 2021 and fiscal 2020, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.7 billion as of July 31, 2021. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
The industry for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into five categories:
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
•startups and single-vertical vendors that offer independent or emerging solutions across various areas of security;
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
Organizations that use legacy products and services may believe that these products and services are sufficient to meet their security needs or that our offerings only serve the needs of a portion of the enterprise security industry. Accordingly, these organizations may continue allocating their information technology budgets for legacy products and services and may not adopt our security offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking and security products. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier such as us, regardless of product performance, features, or greater services offerings or may be more willing to incrementally add solutions to their existing security infrastructure from existing suppliers than to replace it wholesale with our solutions.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud-deployed enterprise and customer-facing environments and the information they store and process. The incidence of cybersecurity breaches have increased. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of network security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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
Further, we believe that a critical contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, inclusion, teamwork, passion for end-customers, focus on execution, and the facilitation of critical knowledge transfer and knowledge sharing. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. While we are taking steps to develop a more inclusive and diverse workforce, there is no guarantee that we will be able to do so. Any failure to preserve our culture as we grow could limit our ability to innovate and could negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 73.7% of total revenue in fiscal 2021, 68.8% of total revenue in fiscal 2020, and 62.2% of total revenue in fiscal 2019. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security industry, our competitive position and prospects will be harmed.
The enterprise security industry has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. In 2019, we announced our new cloud security offerings for securing access to the cloud (Prisma), and our security offerings for securing the future of security operations (Cortex). While we have historically been successful in developing, acquiring, and marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so, and there can be no assurance that our new or future offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. In addition, COVID-19 and the resulting increase in customer demand for work-from-home technologies and other technologies have caused us to reprioritize our engineering and R&D efforts and there can be no assurance that any product enhancements or new features will be successful or address our end-customer needs.
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
Additionally, we must commit significant resources to developing new features and new cloud security, AI/analytics and other offerings before knowing whether our investments will result in products, subscriptions, and features the market will accept. The success of new features depends on several factors, including appropriate new product definition, differentiation of new products, subscriptions, and features from those of our competitors, and market acceptance of these products, services and features. Moreover, successful new product introduction and transition depends on a number of factors, including our ability to manage the risks associated with new product production ramp-up issues, the availability of application software for new products, the effective management of purchase commitments and inventory, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies, especially in the early stages of introduction. There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner, or achieve market acceptance of our products and subscriptions, including our product enhancement efforts in connection with COVID-19, or that products, subscriptions, and technologies developed by others will not render our products, subscriptions, or technologies obsolete or noncompetitive.
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
We may acquire other businesses, which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions and may dilute stockholder value.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces.
If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions.
Our completed or future acquisitions may not ultimately strengthen our competitive position or achieve our goals and business strategy. We may find that the acquired businesses, products, or technologies do not further our business strategy as we expected. Our acquisitions may be viewed negatively by our customers, financial markets, or investors. We may experience difficulty integrating the operations and personnel of the acquired business, and we may have difficulty retaining the key personnel of the acquired business. We may have difficulty integrating the acquired technologies or products with our existing product lines and we may have difficulty maintaining uniform standards, controls, procedures, and policies across diverse or expanding geographic locations.
We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. See the risk factors entitled “Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and subscriptions could reduce our ability to compete and could harm our business.” and “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The occurrence of any of these risks could harm our business, operating results, and financial condition.
Risks Related to our Supply Chain
Because we depend on manufacturing partners to build and ship our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end-customers.
We depend on manufacturing partners, primarily our EMS provider, Flex, as our sole source manufacturers for our product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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
Our manufacturing partners typically fulfill our supply requirements on the basis of individual purchase orders. We do not have long-term contracts with these manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements and the prices we pay for manufacturing services could be increased on short notice. Our contract with Flex permits them to terminate the agreement for their convenience, subject to prior notice requirements. If we are required to change manufacturing partners, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. COVID-19 and the global semiconductor shortage have in certain cases caused delays and challenges in obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. Any production interruptions for any reason, such as a natural disaster, epidemic or pandemic such as COVID-19, capacity shortages, or quality problems at one of our manufacturing partners would negatively affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business and operating results.
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
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or health risks, such as epidemics and pandemics like COVID-19, and as a result have impaired, and could impair in the future, the volume of components that we are able to obtain. Lead times for components have also been adversely impacted by factors outside of our control, including COVID-19 and the recent global shortage of semiconductors. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor market, which could reduce our flexibility to react to product mix changes and unforecasted orders.
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
Risks Related to Sales of our Products, Subscriptions and Support Offerings
The sales prices of our products, subscriptions and support offerings may decrease, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products, subscriptions and support offerings may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products, subscriptions and support offerings, anticipation of the introduction of new products, subscriptions or support offerings, or promotional programs or pricing pressures as a result of the economic downturn resulting from COVID-19. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products, subscriptions and support offerings worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products could decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our products, subscriptions and support offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, Brexit creates an uncertain political and economic environment in the United Kingdom (“U.K.”) and across European Union (“E.U.”) member states for the foreseeable future. On January 31, 2020 the U.K. left the E.U. The rules governing the new relationship between the E.U. and the U.K. were set out in the E.U.-U.K. Trade and Cooperation Agreement (i.e., the Brexit deal) and came into force on January 1, 2021. At this time, we cannot predict the impact that the Brexit deal and any future agreements will have on our business. Our financial condition and operating results may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees all possibly having a material adverse impact on our business, prospects, financial condition and/or operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $531.9 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We are exposed to the credit and liquidity risk of some of our channel partners and end-customers, and to credit exposure in weakened markets, which could result in material losses.
Most of our sales are made on an open credit basis. Beyond our open credit arrangements, we have also experienced demands for customer financing due to COVID-19 and our competitors’ offerings. The majority of these demands are currently facilitated by leasing and other financing arrangements provided by our distributors and resellers. To respond to this demand, our customer financing activities may increase in the future. We also provide financings to certain end-customers. We monitor customer payment capability in granting such financing arrangements, seek to limit such open credit to amounts we believe the end-customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts to mitigate credit risks of these end-customers. However, there can be no assurance that these programs will be effective in reducing our credit risks.
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
For fiscal 2021, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 56.0% of our total revenue. As of July 31, 2021, four distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 56.6% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in fiscal 2021, failure to do so in the future could have a material adverse effect on our business.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. For example, in December 2011, Juniper, one of our competitors, filed a lawsuit against us alleging patent infringement. In September 2013, we filed a lawsuit against Juniper alleging patent infringement. In May 2014, we entered into a Settlement, Release and Cross-License Agreement with Juniper to resolve all pending disputes between Juniper and us, including dismissal of all pending litigation.
Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products and subscriptions infringe the intellectual property rights of third parties. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products and subscriptions. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. While we intend to increase the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, litigation has involved and will likely continue to involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. A successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties, or other fees. Any of these events could seriously harm our business, financial condition, and operating results.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny, as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly.
For example, the E.U. General Data Protection Regulation (“E.U. GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, provides for greater penalties for noncompliance than E.U. laws that previously applied (up to the greater of €20 million or 4% of the total worldwide annual turnover), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the E.U. GDPR. The E.U. GDPR requires, among other things, that personal data only be transferred outside of the E.U. to the United States and other jurisdictions that the European Commission has not yet recognized as having “adequate” data protection laws (a “third country”), unless a data transfer mechanism under the E.U. GDPR has been put in place. Historically, we have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers (also referred to as standard contractual clauses or SCCs). In July 2020, the Court of Justice of the European Union in its “Schrems II” decision invalidated the E.U.-U.S. Privacy Shield for purposes of transfers to the U.S. and imposed a requirement for companies to carry out an assessment of the laws and practices governing access to personal data in the third country to ensure an essentially equivalent level of data protection to that afforded in the E.U. We are dealing with the recent “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms. The effects of this decision are highly uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens, putting in place any additional data transfer mechanisms to ensure compliance with the E.U. GDPR and the “Schrems II” decision and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
Following the withdrawal of the U.K. from the E.U. (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the E.U. GDPR has been implemented in the U.K. (as the “U.K. GDPR”). The U.K. GDPR sits alongside the U.K. Data Protection Act 2018, which implements certain derogations in the E.U. GDPR into English law. The requirements of the U.K. GDPR, which are (at this time) largely aligned with those under the E.U. GDPR, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of total worldwide annual turnover.
In the United States, companies that do business in California are subject to the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, afford such consumers certain rights regarding their personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and the California Attorney General has issued initial and revised regulations that also govern the CCPA, which could be subject to additional modifications. It remains unclear what, if any, additional modifications will be made to this legislation or how it will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state-based privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes the California Privacy Rights Act (“CPRA”) which was approved by California voters, and significantly modifies the CCPA.
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make payments.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $406.92 to $219.34 per share, as measured through August 23, 2021. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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
As of July 31, 2021, we had $323.9 million available under our share repurchase program. On August 17, 2021, our board of directors authorized another $676.1 million increase to this share repurchase program, bringing the total authorization to $2.4 billion, with $1.0 billion remaining, and extended the expiration date to December 31, 2022. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features to enhance our portfolio, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. Any conversion of the outstanding Notes into common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such Notes. See the risk factor entitled “The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, the conversion of our Notes or exercise of the related Warrants, or otherwise will dilute all other stockholders.” The holders of our Notes have priority over holders of our common stock, and if we engage in future debt financings, the holders of such additional debt would also have priority over the holders of our common stock. Current and future indebtedness may also contain terms that, among other things, restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and would require us to maintain specified liquidity or other ratios, any of which could harm our business, operating results, and financial condition. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
While we were able to determine in our management’s report for fiscal 2021 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease space for personnel in Israel. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 11. Leases in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases. Additionally, we own 5.8 acres of land adjacent to our headquarters in Santa Clara, California, which we intend to develop to accommodate future expansion, the speed of which development has been slowed due to the current environment.
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
Holders of Record
As of August 23, 2021, there were 229 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
In June 2021, we issued a total of 11,114 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisition of Aporeto, Inc. (the “Aporeto Transaction”).

The Aporeto Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Aporeto Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended July 31, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2021 to May 31, 2021(1)(2)	0.0	$353.17	0.0	$651.9
June 1, 2021 to June 30, 2021(1)(2)	0.0	$361.83	0.0	$651.9
July 1, 2021 to July 31, 2021(1)(2)	0.9	$387.98	0.9	$323.9
Total	0.9	$387.63	0.9
______________
(1)    On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. On December 8, 2020, we announced that our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. On August 17, 2021, our board of directors authorized another $676.1 million increase to this share repurchase program, bringing the total authorization to $2.4 billion, with $1.0 billion remaining. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
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
This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2021. This performance graph assumes $100 was invested on July 31, 2016, in each of the common stock of Palo Alto Networks, Inc., the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Palo Alto Networks, Inc. Comparison of Total Return Performance
350
300
250
200
150
100
50
Index Value
Jul 16
Jul 17
Jul 18
Jul 19
Jul 20
Jul 21
Period Ending
PANW
NYSE Composite Index
NYSE Arca Tech 100 Index

Company/Index	7/31/2016	7/31/2017	7/31/2018	7/31/2019	7/31/2020	7/31/2021
Palo Alto Networks, Inc.	$100.00	$100.68	$151.47	$173.08	$195.52	$304.87
NYSE Composite Index	$100.00	$110.96	$120.19	$121.15	$115.57	$153.93
NYSE Arca Tech 100 Index	$100.00	$123.34	$154.01	$165.71	$191.39	$265.46

ITEM 6.    [RESERVED]

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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2021 to fiscal 2020. For discussion and analysis related to our financial results comparing fiscal 2020 to 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2020, which was filed with the Securities and Exchange Commission on September 4, 2020.
•Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.
•Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2021, including expected payment schedules.
•Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.
•Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context continuously across all locations. We deliver cybersecurity products covering a broad range of use cases, enabling our end-customers to secure their networks, remote and hybrid workforces, branch locations, and public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers advanced prevention and security, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in five fundamental areas:
Zero Trust Network Security:
•Enabling zero trust network security through our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service. This also includes our add-on Cloud-Delivered Security Services, such as Threat Prevention, WildFire, URL Filtering, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), SaaS Security API and SaaS Security Inline that secure content, applications, users, and devices across our ML-Powered Next-Generation Firewalls, Prisma, and Cortex product lines, to enable best-in-class security across a broad range of applications. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Cloud Security:
•Enabling cloud security through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Security Platform (“CNSP”), secures multi- and hybrid-cloud environments and cloud native applications, integrating security across the full deployment lifecycle. VM-Series and CN-Series enforce in-line network security in multi- and hybrid-cloud environments.

Secure Access Service Edge:
•Prisma Access, the industry’s most complete cloud-delivered security platform, together with Prisma SD-WAN, SaaS Security API and SaaS Security Inline, provide a comprehensive Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch.
Security Analytics and Automation:
•Delivering the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response platform Cortex XDR to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Cortex Xpanse for attack surface management (“ASM”) and Cortex Data Lake allowing our customers to collect and analyze large amounts of context-rich data across endpoints, networks, and clouds. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•Enabling security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory and proactive cybersecurity assessment services.
For fiscal 2021 and 2020, total revenue was $4.3 billion and $3.4 billion, respectively, representing year-over-year growth of 24.9%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of July 31, 2021, we had end-customers in over 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include some of the largest Fortune 100 and Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $1.1 billion or 26.3% of total revenue for fiscal 2021, representing year-over-year growth of 5.3%. Product revenue is generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $3.1 billion or 73.7% of total revenue for fiscal 2021, representing year-over-year growth of 33.8%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation and acquire businesses as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2021, we introduced several new offerings, including: Cortex XDR 2.5, Next Generation SD-WAN, Prisma Cloud 2.0, Enterprise DLP, 5G Security, IoT Healthcare Security, Prisma Access 2.0 and Complete Zero Trust Network Security. Additionally, we acquired productive investments that we believe fit well within our long-term strategy. For example, in September 2020, we acquired Crypsis, which we expect will expand our incident response capabilities and strengthen our Cortex strategy; in November 2020, we acquired Sinefa, which we expect will extend our Prisma Access offering; in December 2020, we acquired Expanse, which we expect will enrich our Cortex offerings and provide organizations an integrated view of the enterprise to combine external, internal, and threat data; and in March 2021, we acquired Bridgecrew, which we expect will expand our Prisma Cloud offering to deliver security across the full application lifecycle.
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
Impact of COVID-19 on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in and is expected to continue to result in continued significant global, social, and business disruption. As described in “Impacts of COVID-19 on our Business” included in Part I, Item 1 Business in this Annual Report, we have made some changes to our business including instituting a global work-from-home policy beginning in March 2020 and adopting our FLEXWORK initiative in fiscal 2021, which did not incur significant disruptions in our work operations during fiscal 2020 and fiscal 2021. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while remote.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, there continues to be uncertainty regarding the business outlook due to COVID-19, which may curtail our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus (including variants), impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of COVID-19 on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “Results of Operations.”

	July 31,
	2021	2020

	(in millions)
Total deferred revenue	$5,024.0	$3,810.2
Cash, cash equivalents, and investments	$3,789.4	$4,302.2

	Year Ended July 31,
	2021	2020	2019

	(dollars in millions)
Total revenue	$4,256.1	$3,408.4	$2,899.6
Total revenue year-over-year percentage increase	24.9%	17.5%	27.5%
Gross margin	70.0%	70.7%	72.1%
Operating loss	$(304.1)	$(179.0)	$(54.1)
Operating margin	(7.1)%	(5.3)%	(1.9)%
Billings	$5,452.2	$4,301.7	$3,489.8
Billings year-over-year percentage increase	26.7%	23.3%	22.2%
Cash flow provided by operating activities	$1,503.0	$1,035.7	$1,055.6
Free cash flow (non-GAAP)	$1,387.0	$821.3	$924.4

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

	Year Ended July 31,
	2021	2020	2019

	(in millions)
Billings:
Total revenue	$4,256.1	$3,408.4	$2,899.6
Add: change in total deferred revenue, net of acquired deferred revenue	1,196.1	893.3	590.2
Billings	$5,452.2	$4,301.7	$3,489.8
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

	Year Ended July 31,
	2021	2020	2019

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,503.0	$1,035.7	$1,055.6
Less: purchases of property, equipment, and other assets	116.0	214.4	131.2
Free cash flow (non-GAAP)	$1,387.0	$821.3	$924.4
Net cash provided by (used in) investing activities	$(1,480.6)	$288.0	$(1,825.9)
Net cash provided by (used in) financing activities	$(1,104.0)	$673.0	$(773.9)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2021		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$1,120.3	26.3%	$1,064.2	31.2%	$1,096.2	37.8%
Subscription and support	3,135.8	73.7%	2,344.2	68.8%	1,803.4	62.2%
Total revenue	4,256.1	100.0%	3,408.4	100.0%	2,899.6	100.0%
Cost of revenue:
Product	308.5	7.2%	294.4	8.6%	315.9	10.9%
Subscription and support	966.4	22.8%	705.1	20.7%	492.5	17.0%
Total cost of revenue(1)	1,274.9	30.0%	999.5	29.3%	808.4	27.9%
Total gross profit	2,981.2	70.0%	2,408.9	70.7%	2,091.2	72.1%
Operating expenses:
Research and development	1,140.4	26.8%	768.1	22.5%	539.5	18.6%
Sales and marketing	1,753.8	41.1%	1,520.2	44.7%	1,344.0	46.4%
General and administrative	391.1	9.2%	299.6	8.8%	261.8	9.0%
Total operating expenses(1)	3,285.3	77.1%	2,587.9	76.0%	2,145.3	74.0%
Operating loss	(304.1)	(7.1)%	(179.0)	(5.3)%	(54.1)	(1.9)%
Interest expense	(163.3)	(3.8)%	(88.7)	(2.6)%	(83.9)	(2.9)%
Other income, net	2.4	0.0%	35.9	1.1%	63.4	2.2%
Loss before income taxes	(465.0)	(10.9)%	(231.8)	(6.8)%	(74.6)	(2.6)%
Provision for income taxes	33.9	0.8%	35.2	1.0%	7.3	0.2%
Net loss	$(498.9)	(11.7)%	$(267.0)	(7.8)%	$(81.9)	(2.8)%
______________
(1)Includes share-based compensation as follows:

	Year Ended July 31,
	2021	2020	2019

	(in millions)
Cost of product revenue	$6.2	$5.7	$5.6
Cost of subscription and support revenue	93.0	77.7	71.3
Research and development	428.9	274.6	186.8
Sales and marketing	269.9	214.5	221.9
General and administrative	128.9	92.0	102.1
Total share-based compensation	$926.9	$664.5	$587.7

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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$1,120.3	$1,064.2	$56.1	5.3%	$1,064.2	$1,096.2	$(32.0)	(2.9)%
Product revenue increased for fiscal 2021 compared to fiscal 2020, largely driven by increases in software sales, reflecting increased demand for our products.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,898.8	$1,405.3	$493.5	35.1%	$1,405.3	$1,032.7	$372.6	36.1%
Support	1,237.0	938.9	298.1	31.7%	938.9	770.7	168.2	21.8%
Total subscription and support	$3,135.8	$2,344.2	$791.6	33.8%	$2,344.2	$1,803.4	$540.8	30.0%
Subscription and support revenue increased year-over-year for fiscal 2021 due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will vary over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$2,937.5	$2,318.0	$619.5	26.7%	$2,318.0	$1,977.0	$341.0	17.2%
EMEA	817.3	671.9	145.4	21.6%	671.9	568.6	103.3	18.2%
APAC	501.3	418.5	82.8	19.8%	418.5	354.0	64.5	18.2%
Total revenue	$4,256.1	$3,408.4	$847.7	24.9%	$3,408.4	$2,899.6	$508.8	17.5%
With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for fiscal 2021 due to its larger and more established sales force compared to our other theaters. Revenue from both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased year-over-year for fiscal 2021 due to our increasing investment in global sales force in order to support our growth and innovation.

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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$308.5	$294.4	$14.1	4.8%	$294.4	$315.9	$(21.5)	(6.8)%
Number of employees at period end	127	117	10	8.5%	117	102	15	14.7%
Cost of product revenue increased for fiscal 2021 compared to fiscal 2020 primarily due to an increase in the volume of product sold, partially offset by product mix. The remaining increase was largely due to increased overhead costs to support the growth of our product revenue.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$966.4	$705.1	$261.3	37.1%	$705.1	$492.5	$212.6	43.2%
Number of employees at period end	2,108	1,402	706	50.4%	1,402	1,219	183	15.0%
Cost of subscription and support revenue increased for fiscal 2021 compared to fiscal 2020 primarily due to increased costs to support the growth of our subscription and support offerings. Personnel costs grew $97.1 million to $412.4 million for fiscal 2021 compared to fiscal 2020 primarily due to headcount growth. Cloud hosting service costs, which support the adoption of our cloud-based subscription offerings increased $45.6 million for fiscal 2021 compared to fiscal 2020. The remaining increase was primarily due to increased outside service costs for global customer support resulting from the expansions of our customer base and product portfolio, as well as the amortization of intangible assets from our recent acquisitions.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, tariff costs, the average sales price of our products, cloud hosting service costs, personnel costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to vary over time depending on the factors described above.

	Year Ended July 31,
	2021		2020		2019
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$811.8	72.5%	$769.8	72.3%	$780.3	71.2%
Subscription and support	2,169.4	69.2%	1,639.1	69.9%	1,310.9	72.7%
Total gross profit	$2,981.2	70.0%	$2,408.9	70.7%	$2,091.2	72.1%

Product gross margin was relatively flat for fiscal 2021 compared to fiscal 2020.
Subscription and support gross margin decreased for fiscal 2021 compared to fiscal 2020, primarily due to increased costs to fulfill professional services arrangements.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include allocated costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. In response to COVID-19, we instituted a global work-from-home policy, which has been modified to provide employees with the choice to work in certain of our offices when and as they feel comfortable, and limited employee travel beginning in March 2020. Further, we have canceled in-person events and either replaced them with virtual events or postponed them to future periods. As of July 31, 2021, we expect to recognize approximately $2.0 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$1,140.4	$768.1	$372.3	48.5%	$768.1	$539.5	$228.6	42.4%
Number of employees at period end	2,595	1,821	774	42.5%	1,821	1,507	314	20.8%
Research and development expense increased for fiscal 2021 compared to fiscal 2020 due to an increase in personnel costs, which grew $321.2 million to $911.0 million for fiscal 2021 compared to fiscal 2020. The increase in personnel costs was primarily due to headcount growth.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$1,753.8	$1,520.2	$233.6	15.4%	$1,520.2	$1,344.0	$176.2	13.1%
Number of employees at period end	4,493	3,800	693	18.2%	3,800	3,382	418	12.4%
Sales and marketing expense increased for fiscal 2021 compared to fiscal 2020 primarily due to an increase in personnel costs, which grew $186.9 million to $1.3 billion for fiscal 2021 compared to fiscal 2020. The increase in personnel costs was largely due to headcount growth, partially offset by decreased travel expenses due to COVID-19. In addition, expenses increased as a result of go-to-market initiatives, including advertising, which were partially offset by a decrease in trade shows and convention expenses as in-person events were replaced with virtual events due to COVID-19.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$391.1	$299.6	$91.5	30.5%	$299.6	$261.8	$37.8	14.4%
Number of employees at period end	1,150	874	276	31.6%	874	804	70	8.7%
General and administrative expenses increased for fiscal 2021 compared to fiscal 2020 primarily due to personnel costs, which grew $48.9 million to $244.0 million for fiscal 2021 compared to fiscal 2020, due primarily to an increase in share-based compensation expense related to accelerated vesting of certain equity awards in connection with our acquisitions and headcount growth. Other increases included increased professional services expense to support our business growth.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$163.3	$88.7	$74.6	84.1%	$88.7	$83.9	$4.8	5.7%
Interest expense increased for fiscal 2021 compared to fiscal 2020 due to the issuance of our 2025 Notes in the fourth quarter of fiscal 2020. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on our series of convertible senior notes.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$2.4	$35.9	$(33.5)	(93.3)%	$35.9	$63.4	$(27.5)	(43.4)%
Other income, net decreased for fiscal 2021 compared to fiscal 2020 primarily due to lower interest income earned on our cash, cash equivalent, and investment balances as a result of lower interest rates for fiscal 2021 compared to fiscal 2020.
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

	Year Ended July 31,				Year Ended July 31,
	2021	2020	Change		2020	2019	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$33.9	$35.2	$(1.3)	(3.7)%	$35.2	$7.3	$27.9	382.2%
Effective tax rate	(7.3)%	(15.2)%			(15.2)%	(9.8)%
We recorded an income tax provision for fiscal 2021. The provision for income taxes for fiscal 2021 was primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our provision for income taxes slightly decreased for fiscal 2021 compared to fiscal 2020, primarily due to changes in our valuation allowances. Refer to Note 15. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

	July 31,
	2021	2020

	(in millions)
Working capital	$(469.4)	$2,437.5
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,874.2	$2,958.0
Investments	1,915.2	1,344.2
Total cash, cash equivalents, and investments	$3,789.4	$4,302.2
As of July 31, 2021, our total cash, cash equivalents, and investments of $3.8 billion were held for general corporate purposes, of which approximately $942.3 million was held outside of the United States. As of July 31, 2021, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
In June 2014, we issued the 2019 Notes with an aggregate principal amount of $575.0 million. The 2019 Notes were converted prior to or settled on the maturity date of July 1, 2019. During fiscal 2019, we repaid in cash $575.0 million in aggregate principal amount of the 2019 Notes and issued 2.5 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2019 Notes converted, which were fully offset by shares received from our exercise of the associated note hedges. In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition was met for the 2023 Notes during the fiscal quarter ended July 31, 2021, and as a result, holders may convert their 2023 Notes at any time during the fiscal quarter ending October 31, 2021. We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2023 Notes during the fiscal quarter ending October 31, 2021. As of July 31, 2021, substantially all of our 2023 Notes and 2025 Notes remained outstanding. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility by up to an additional $350.0 million, subject to certain conditions. As of July 31, 2021, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, and, in December 2020, our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion (our “current authorization”). As of July 31, 2021, $323.9 million remained available for future share repurchases under this current authorization. On August 17, 2021, our board of directors authorized another $676.1 million increase to our current authorization, bringing the total remaining authorization for future share repurchases to $1.0 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of our current authorization was extended to December 31, 2022, and this program may be suspended or discontinued at any time. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which was in addition to our current authorization. During fiscal 2020, we completed the ASR transaction with an aggregate of 5.2 million shares of our common stock repurchased and retired. Refer to Note 13. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on these repurchase programs.

The following table summarizes our cash flows for the years ended July 31, 2021, 2020, and 2019:

	Year Ended July 31,
	2021	2020	2019

	(in millions)
Net cash provided by operating activities	$1,503.0	$1,035.7	$1,055.6
Net cash provided by (used in) investing activities	(1,480.6)	288.0	(1,825.9)
Net cash provided by (used in) financing activities	(1,104.0)	673.0	(773.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,081.6)	$1,996.7	$(1,544.2)
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A “Risk Factors” in this Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the investments in our new corporate headquarters, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during fiscal 2021 was $1.5 billion, an increase of $467.3 million compared to fiscal 2020. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during fiscal 2021, partially offset by higher cash expenditure to support our business growth.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2021 was $1.5 billion, a net change of $1.8 billion compared to cash provided by investing activities of $288.0 million in fiscal 2020. The change was primarily due to a decrease in proceeds from maturities and sales of investments and higher purchases of investments during fiscal 2021.
Financing Activities
Our financing activities have consisted of proceeds from sales of shares through employee equity incentive plans, cash used to repurchase shares of our common stock, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during fiscal 2021 was $1.1 billion, a net change of $1.8 billion compared to cash provided by financing activities of 673.0 million in fiscal 2020. The change was primarily due to net proceeds of $1.8 billion from the issuance of our 2025 Notes, issuance of warrants, and purchase of note hedges during fiscal 2020.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of July 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in millions)
0.75% Convertible Senior Notes due 2023	$1,692.0	$—	$1,692.0	$—	$—
0.375% Convertible Senior Notes due 2025	2,000.0	—	—	2,000.0	—
Operating lease obligations	426.6	78.8	134.2	116.1	97.5
Purchase obligations(1)	1,831.7	251.3	609.0	971.4	—
Total(2)	$5,950.3	$330.1	$2,435.2	$3,087.5	$97.5
______________
(1)    Consists of minimum purchase commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
(2)    No amounts related to income taxes are included. As of July 31, 2021, we had approximately $80.6 million of tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, Israeli shekel, British pound, Singapore dollar, Australian dollar, and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2021 would not be material to our financial condition or results of operations. As of July 31, 2021, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. We enter into foreign currency derivative contracts with maturities of 16 months or less which we designate as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio. The effect of an immediate 10% change in interest rates at July 31, 2021 would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
Market Risk and Market Interest Risk
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of either series of Notes, when the market price of our common stock fluctuates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 3, 2021 expressed an unqualified opinion thereon.
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

Auditing the Company’s revenue recognition was complex, including the identification and determination of distinct performance obligations and the timing of revenue recognition. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

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

Business Combinations
Description of the Matter	As described in Note 7 to the consolidated financial statements, the Company completed an acquisition of Expanse Inc. for net consideration of $797.2 million in the year ended July 31, 2021. The Company accounted for this acquisition as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of developed technology of $123.4 million and customer relationships of $36.9 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates and technology migration curves. These significant assumptions were forward-looking and could be affected by future economic and market conditions.
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

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, reading the underlying agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. For example, we compared the revenue growth rates and technology migration curves to current industry, market and economic trends. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Jose, California
September 3, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2021, and the related notes and our report dated September 3, 2021 expressed an unqualified opinion thereon.
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
September 3, 2021

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company’s Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021.

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,874.2	$2,958.0
Short-term investments	1,026.9	789.8
Accounts receivable, net of allowance for credit losses of $11.2 and $2.3 at July 31, 2021 and July 31, 2020, respectively	1,240.4	1,037.1
Short-term deferred contract costs	276.5	206.0
Prepaid expenses and other current assets	229.3	138.3
Total current assets	4,647.3	5,129.2
Property and equipment, net	318.4	348.1
Operating lease right-of-use assets	262.9	258.7
Long-term investments	888.3	554.4
Long-term deferred contract costs	494.6	422.3
Goodwill	2,710.1	1,812.9
Intangible assets, net	498.6	358.2
Other assets	421.4	181.6
Total assets	$10,241.6	$9,065.4
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$56.9	$63.6
Accrued compensation	430.6	322.2
Accrued and other liabilities	329.4	256.8
Deferred revenue	2,741.9	2,049.1
Convertible senior notes, net	1,557.9	—
Total current liabilities	5,116.7	2,691.7
Convertible senior notes, net	1,668.1	3,084.1
Long-term deferred revenue	2,282.1	1,761.1
Long-term operating lease liabilities	313.4	336.6
Other long-term liabilities	97.7	90.1
Commitments and contingencies (Note 12)
Temporary equity	129.1	—
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2021 and July 31, 2020	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 97.3 and 96.3 shares issued and outstanding at July 31, 2021 and July 31, 2020, respectively	2,311.2	2,259.2
Accumulated other comprehensive income (loss)	(9.9)	10.5
Accumulated deficit	(1,666.8)	(1,167.9)
Total stockholders’ equity	634.5	1,101.8
Total liabilities, temporary equity and stockholders’ equity	$10,241.6	$9,065.4

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2021	2020	2019

Revenue:
Product	$1,120.3	$1,064.2	$1,096.2
Subscription and support	3,135.8	2,344.2	1,803.4
Total revenue	4,256.1	3,408.4	2,899.6
Cost of revenue:
Product	308.5	294.4	315.9
Subscription and support	966.4	705.1	492.5
Total cost of revenue	1,274.9	999.5	808.4
Total gross profit	2,981.2	2,408.9	2,091.2
Operating expenses:
Research and development	1,140.4	768.1	539.5
Sales and marketing	1,753.8	1,520.2	1,344.0
General and administrative	391.1	299.6	261.8
Total operating expenses	3,285.3	2,587.9	2,145.3
Operating loss	(304.1)	(179.0)	(54.1)
Interest expense	(163.3)	(88.7)	(83.9)
Other income, net	2.4	35.9	63.4
Loss before income taxes	(465.0)	(231.8)	(74.6)
Provision for income taxes	33.9	35.2	7.3
Net loss	$(498.9)	$(267.0)	$(81.9)
Net loss per share, basic and diluted	$(5.18)	$(2.76)	$(0.87)
Weighted-average shares used to compute net loss per share, basic and diluted	96.4	96.9	94.5

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2021	2020	2019

Net loss	$(498.9)	$(267.0)	$(81.9)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(3.0)	1.0	10.4
Change in unrealized gains (losses) on cash flow hedges	(17.4)	13.2	2.3
Other comprehensive income (loss)	(20.4)	14.2	12.7
Comprehensive loss	$(519.3)	$(252.8)	$(69.2)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 31, 2018	93.6	$1,967.4	$(16.4)	$(790.7)	$1,160.3
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	(28.3)	(28.3)
Net loss	—	—	—	(81.9)	(81.9)
Other comprehensive income	—	—	12.7	—	12.7
Issuance of common stock in connection with employee equity incentive plans	3.8	72.0	—	—	72.0
Taxes paid related to net share settlement of equity awards	—	(33.2)	—	—	(33.2)
Share-based compensation for equity-based awards	—	575.5	—	—	575.5
Repurchase and retirement of common stock	(1.9)	(330.0)	—	—	(330.0)
Temporary equity reclassification	—	21.9	—	—	21.9
Settlement of convertible notes	2.5	(12.2)	—	—	(12.2)
Common stock received from exercise of note hedges	(2.5)	—	—	—	—
Issuance of common and restricted common stock in connection with acquisitions	1.3	229.5	—	—	229.5
Balance as of July 31, 2019	96.8	2,490.9	(3.7)	(900.9)	1,586.3
Net loss	—	—	—	(267.0)	(267.0)
Other comprehensive income	—	—	14.2	—	14.2
Issuance of common stock in connection with employee equity incentive plans	3.6	84.0	—	—	84.0
Taxes paid related to net share settlement of equity awards	—	(22.7)	—	—	(22.7)
Share-based compensation for equity-based awards	—	674.4	—	—	674.4
Repurchase and retirement of common stock	(6.1)	(1,198.1)	—	—	(1,198.1)
Settlement of warrants	2.0	—	—	—	—
Equity component of convertible senior notes, net	—	398.7	—	—	398.7
Issuance of warrants	—	202.8	—	—	202.8
Purchase of note hedges	—	(370.8)	—	—	(370.8)
Balance as of July 31, 2020	96.3	2,259.2	10.5	(1,167.9)	1,101.8
Net loss	—	—	—	(498.9)	(498.9)
Other comprehensive loss	—	—	(20.4)	—	(20.4)
Issuance of common stock in connection with employee equity incentive plans	3.7	104.0	—	—	104.0
Taxes paid related to net share settlement of equity awards	—	(28.9)	—	—	(28.9)
Share-based compensation for equity-based awards	—	943.4	—	—	943.4
Repurchase and retirement of common stock	(4.0)	(1,178.1)	—	—	(1,178.1)
Issuance of common and restricted common stock in connection with acquisitions	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(129.1)	—	—	(129.1)
Balance as of July 31, 2021	97.3	$2,311.2	$(9.9)	$(1,666.8)	$634.5

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(498.9)	$(267.0)	$(81.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	894.5	658.4	567.7
Depreciation and amortization	260.4	206.1	153.8
(Gain) loss related to facility exit	—	(3.1)	7.0
Amortization of deferred contract costs	298.0	254.4	223.8
Amortization of debt discount and debt issuance costs	142.9	73.9	70.2
Amortization of operating lease right-of-use assets	44.5	47.4	—
Amortization of investment premiums, net of accretion of purchase discounts	13.1	(6.2)	(17.5)
Loss on conversions of convertible senior notes	—	—	2.6
Repayments of convertible senior notes attributable to debt discount	(0.1)	—	(97.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(172.4)	(435.6)	(108.7)
Deferred contract costs	(440.8)	(407.4)	(361.1)
Prepaid expenses and other assets	(299.1)	(1.6)	28.6
Accounts payable	(11.8)	(12.8)	32.3
Accrued compensation	105.1	75.7	66.8
Accrued and other liabilities	(28.5)	(39.8)	(20.6)
Deferred revenue	1,196.1	893.3	590.2
Net cash provided by operating activities	1,503.0	1,035.7	1,055.6
Cash flows from investing activities
Purchases of investments	(1,958.9)	(1,180.8)	(2,984.6)
Proceeds from sales of investments	131.1	314.0	6.5
Proceeds from maturities of investments	1,240.5	1,952.7	2,057.1
Business acquisitions, net of cash acquired	(777.3)	(583.5)	(773.7)
Purchases of property, equipment, and other assets	(116.0)	(214.4)	(131.2)
Net cash provided by (used in) investing activities	(1,480.6)	288.0	(1,825.9)
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal and equity component	(0.9)	—	(477.4)
Payments for debt issuance costs	(0.2)	—	(3.7)
Proceeds from borrowings on convertible senior notes, net	—	1,979.1	—
Proceeds from issuance of warrants	—	202.8	—
Purchase of note hedges	—	(370.8)	—
Repurchases of common stock	(1,178.1)	(1,198.1)	(330.0)
Proceeds from sales of shares through employee equity incentive plans	104.0	84.0	71.7
Payments for taxes related to net share settlement of equity awards	(28.8)	(22.7)	(33.2)
Payment of deferred consideration related to prior year business acquisition	—	(1.3)	(1.3)
Net cash provided by (used in) financing activities	(1,104.0)	673.0	(773.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,081.6)	1,996.7	(1,544.2)
Cash, cash equivalents, and restricted cash—beginning of period	2,961.7	965.0	2,509.2
Cash, cash equivalents, and restricted cash—end of period	$1,880.1	$2,961.7	$965.0
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$1,874.2	$2,958.0	$961.4
Restricted cash included in prepaid expenses and other current assets	5.4	2.8	1.9
Restricted cash included in other assets	0.5	0.9	1.7
Total cash, cash equivalents, and restricted cash	$1,880.1	$2,961.7	$965.0

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(365.4)	$(11.0)	$(229.5)
Supplemental disclosures of cash flow information
Cash paid for income taxes	$24.9	$17.2	$22.0
Cash paid for contractual interest	$20.0	$13.5	$13.5
See notes to consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context, continuously, across all locations.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, identified intangibles and goodwill, valuation allowance against deferred tax assets, manufacturing partner and supplier liabilities, fair value of debt component of convertible notes, interest rate for operating lease liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of COVID-19.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative contracts, accounts receivable and financing receivables.
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
Our accounts receivable are primarily derived from our distributors in various geographical locations. Our financing receivables are with certain qualified end-customers. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable or financing receivables.
As of July 31, 2021, four distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 56.6% of our gross accounts receivable. As of July 31, 2021, four end-customers represented 10% or more of our gross financing receivables, and in aggregate represented 67.0% of our gross financing receivables.
For fiscal 2021, three distributors represented 10% or more of our total revenue, representing 33.2%, 12.2%, and 10.6%, respectively. No single end-customer accounted for more than 10% of our total revenue in fiscal 2021, 2020, or 2019.
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
Cash, Cash Equivalents, and Investments
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Investments not considered cash equivalents, and with maturities of one year or less from the consolidated balance sheet date, are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.
We classify our investments in marketable debt securities as available-for-sale at the time of purchase. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in our consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. For the years ended July 31, 2021 and 2020, the allowance for credit losses activity was not significant.
Financing Receivables
We provide financing arrangements, primarily loans, for certain qualified end-user customers to purchase our products and services. Payment terms on these financing arrangements are up to five years. We evaluate our allowance for credit losses by assessing the risks and losses inherent in our financing receivables on either an individual or a collective basis. Our assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer’s ability to pay, and forward-looking economic considerations. Financing receivables are written off when they are considered uncollectible, and related outstanding balances are reversed and charged against the allowance for credit losses. Short-term financing receivables are included in prepaid expenses and other current assets, and long-term financing receivables are included in other assets on our consolidated balance sheets. For the years ended July 31, 2021 and 2020, the allowance for credit losses activity was not significant. Refer to Note 5. Financing Receivables for additional information.
Derivatives
As a global business, we are exposed to currency exchange rate risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 16 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange rate risk associated with these expenditures.
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities in our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of AOCI in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations. Gains or losses related to non-designated derivative instruments are recognized in other income, net in our consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
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
We did not recognize any impairment losses on our goodwill, intangible assets, or other long-lived assets during the years ended July 31, 2021, 2020, and 2019.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we could be contractually obligated to purchase manufactured products and components, we generally do not own the manufactured products and components. Product title transfers from our EMS provider to us and immediately to our customers upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2021, we have not accrued any significant costs associated with this exposure.
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
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of operations. Deferred contract costs are periodically reviewed for impairment. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2021, 2020, or 2019.
Software Development Costs
Internally developed software includes security software developed to meet our internal needs to provide cloud-based subscription offerings to our end-customers and business software that we customize to meet our specific operational needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three to five years. As of July 31, 2021 and 2020, we capitalized as other assets on our consolidated balance sheets $114.8 million and $90.1 million in costs, respectively, net of accumulated amortization, for security software developed to meet our internal needs to provide our cloud-based subscription offerings. We recognized amortization expense of $47.8 million, $31.3 million, and $12.9 million related to these capitalized costs as cost of subscription and support revenue in our consolidated statements of operations during the years ended July 31, 2021, 2020, and 2019, respectively.
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
Leases
We determine if an arrangement is a lease at inception. We evaluate the classification of leases at commencement and, as necessary, at modification. Operating leases are included in operating lease right-of-use assets, accrued and other liabilities, and long-term operating lease liabilities on our consolidated balance sheets. We did not have any material finance leases in any of the periods presented.
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
Recently Adopted Accounting Pronouncements
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on the accounting for credit losses on most financial assets and certain financial instruments. The standard replaces the incurred loss model with an expected credit loss model for off-balance sheet credit exposures and financial assets measured at amortized cost, including trade accounts receivables and financing receivables. Credit losses on available-for-sale debt securities are required to be recorded through an allowance rather than as a write-down.
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
We intend to early adopt this standard in our first quarter of fiscal 2022 using the modified-retrospective approach, under which, financial results reported in periods prior to fiscal 2022 will not be adjusted. We expect the adoption of this standard to result in a decrease to accumulated deficit of $266.6 million, a decrease to additional paid-in capital of $711.0 million, and an increase to convertible senior notes, net of $444.4 million. Interest expense recognized in future periods will be reduced as a result of accounting for our convertible debt instrument as a single liability measured at its amortized cost.

2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2021	2020	2019
Revenue:
Americas
United States	$2,747.8	$2,157.6	$1,824.2
Other Americas	189.7	160.4	152.8
Total Americas	2,937.5	2,318.0	1,977.0
Europe, the Middle East, and Africa (“EMEA”)	817.3	671.9	568.6
Asia Pacific and Japan (“APAC”)	501.3	418.5	354.0
Total revenue	$4,256.1	$3,408.4	$2,899.6
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2021	2020	2019
Revenue:
Product	$1,120.3	$1,064.2	$1,096.2
Subscription and support
Subscription	1,898.8	1,405.3	1032.7
Support	1,237.0	938.9	770.7
Total subscription and support	3,135.8	2,344.2	1,803.4
Total revenue	$4,256.1	$3,408.4	$2,899.6
Deferred Revenue
During the years ended July 31, 2021 and July 31, 2020, we recognized approximately $2.0 billion and $1.5 billion of revenue pertaining to amounts that were deferred as of July 31, 2020 and July 31, 2019, respectively.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $5.9 billion as of July 31, 2021, of which we expect to recognize approximately $3.1 billion over the next 12 months and the remainder thereafter.
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

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of July 31, 2021 and July 31, 2020 (in millions):

	July 31, 2021				July 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$124.2	$—	$—	$124.2	$1,589.5	$—	$—	$1,589.5
Certificates of deposit	—	150.4	—	150.4	—	—	—	—
Corporate debt securities	—	1.0	—	1.0	—	—	—	—
U.S. government and agency securities	—	116.3	—	116.3	—	342.0	—	342.0
Total cash equivalents	124.2	267.7	—	391.9	1,589.5	342.0	—	1,931.5
Short-term investments:
Certificates of deposit	—	12.4	—	12.4	—	26.9	—	26.9
Corporate debt securities	—	208.9	—	208.9	—	100.2	—	100.2
U.S. government and agency securities	—	762.1	—	762.1	—	645.6	—	645.6
Non-U.S. government and agency securities	—	43.5	—	43.5	—	17.1	—	17.1
Total short-term investments	—	1,026.9	—	1,026.9	—	789.8	—	789.8
Long-term investments:
Certificates of deposit	—	5.0	—	5.0	—	5.0	—	5.0
Corporate debt securities	—	180.7	—	180.7	—	91.7	—	91.7
U.S. government and agency securities	—	674.1	—	674.1	—	447.4	—	447.4
Non-U.S. government and agency securities	—	28.5	—	28.5	—	10.3	—	10.3
Total long-term investments	—	888.3	—	888.3	—	554.4	—	554.4
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	4.1	—	4.1	—	13.6	—	13.6
Total prepaid expenses and other current assets	—	4.1	—	4.1	—	13.6	—	13.6
Other assets:
Foreign currency forward contracts	—	0.1	—	0.1	—	1.4	—	1.4
Total other assets	—	0.1	—	0.1	—	1.4	—	1.4
Total assets measured at fair value	$124.2	$2,187.1	$—	$2,311.3	$1,589.5	$1,701.2	$—	$3,290.7

Accrued and other liabilities:
Foreign currency forward contracts	$—	$6.4	$—	$6.4	$—	$—	$—	$—
Total accrued and other liabilities	—	6.4	—	6.4	—	—	—	—
Other long-term liabilities:
Foreign currency forward contracts	—	0.5	—	0.5	—	—	—	—
Total other long-term liabilities	—	0.5	—	0.5	—	—	—	—
Total liabilities measured at fair value	$—	$6.9	$—	$6.9	$—	$—	$—	$—

Refer to Note 10. Debt, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2021 and July 31, 2020.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of July 31, 2021 and July 31, 2020 (in millions):

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.4	$—	$—	$150.4
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	116.3	—	—	116.3
Total available-for-sale cash equivalents	$267.7	$—	$—	$267.7

Investments:
Certificates of deposit	$17.4	$—	$—	$17.4
Corporate debt securities	389.2	0.5	(0.1)	389.6
U.S. government and agency securities	1,435.1	1.1	—	1,436.2
Non-U.S. government and agency securities	72.0	—	—	72.0
Total available-for-sale investments	$1,913.7	$1.6	$(0.1)	$1,915.2

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. government and agency securities	$342.0	$—	$—	$342.0
Total available-for-sale cash equivalents	$342.0	$—	$—	$342.0

Investments:
Certificates of deposit	$31.9	$—	$—	$31.9
Corporate debt securities	190.1	1.8	—	191.9
U.S. government and agency securities	1,090.3	2.8	(0.1)	1,093.0
Non-U.S. government and agent securities	27.4	—	—	27.4
Total available-for-sale investments	$1,339.7	$4.6	$(0.1)	$1,344.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the year ended July 31, 2021, and there were no other-than-temporary impairments for these securities during the year ended July 31, 2020.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2021, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,293.3	$1,294.6
Due between one and three years	888.1	888.3
Total	$2,181.4	$2,182.9
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents in our consolidated balance sheets. As of July 31, 2021 and 2020, the carrying value of our marketable equity securities were $124.2 million and $1.6 billion, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2021, 2020, and 2019.

5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of July 31, 2021 (in millions):

Amount
Short-term financing receivables, gross	$80.0
Allowance for credit losses	(1.0)
Short-term financing receivables, net	$79.0
Long-term financing receivables, gross	$198.6
Allowance for credit losses	(4.3)
Long-term financing receivables, net	$194.3
There was no significant activity in allowance for credit losses during the year ended July 31, 2021. Past due amounts on financing receivables were immaterial as of July 31, 2021. Through July 31, 2020, financing receivables were not significant to our consolidated balance sheet.
6. Derivative Instruments
As of July 31, 2021 and 2020, the total notional amount of our outstanding foreign currency forward contracts was $531.9 million and $443.6 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2021.
During the years ended July 31, 2021, 2020, and 2019, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of July 31, 2021 and July 31, 2020 were not material.
7. Acquisitions
Fiscal 2021
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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$598.2
Identified intangible assets	160.3
Cash	51.1
Net liabilities assumed	(12.4)
Total	$797.2
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

Fiscal 2020
CloudGenix Inc.
On April 21, 2020, we completed our acquisition of CloudGenix, Inc. (“CloudGenix”), a privately-held company. We believe the acquisition will strengthen our secure access service edge (“SASE”) offering. The total purchase consideration for the acquisition of CloudGenix was $402.7 million, which consisted of the following (in millions):

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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$24.4
Identified intangible assets	7.4
Cash	4.0
Net assets acquired	1.0
Total	$36.8
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-

acquisition synergies from integrating PureSec’s product into our platform. The goodwill is deductible for U.S. income tax purposes.
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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on estimated fair values, as presented in the following table (in millions):

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
Additional information related to our acquisitions completed in fiscal 2021, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.

8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2021 (in millions):

Amount
Balance as of July 31, 2020	$1,812.9
Goodwill acquired	899.1
Measurement period adjustment	(1.9)
Balance as of July 31, 2021	$2,710.1
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of July 31, 2021 and July 31, 2020 (in millions):

	July 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$596.2	$(243.8)	$352.4	$425.9	$(146.6)	$279.3
Customer relationships	172.7	(30.6)	142.1	87.6	(12.4)	75.2
Acquired intellectual property	7.9	(3.8)	4.1	6.3	(3.2)	3.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	1.8	(1.8)	—	3.1	(2.5)	0.6
Total purchased intangible assets	$788.0	$(289.4)	$498.6	$532.3	$(174.1)	$358.2
We recognized amortization expense of $117.8 million, $77.3 million, and $53.6 million for the years ended July 31, 2021, 2020, and 2019, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of July 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Future amortization expense	$498.6	$125.7	$99.6	$89.6	$75.9	$54.3	$53.5

9. Property and Equipment
The following table presents details of our property and equipment, net as of July 31, 2021 and July 31, 2020 (in millions):

	July 31,
	2021	2020
Computers, equipment, and software	$352.1	$306.8
Leasehold improvements	231.6	229.5
Land	49.6	49.6
Demonstration units	43.8	43.3
Furniture and fixtures	40.3	39.9
Total property and equipment, gross	717.4	669.1
Less: accumulated depreciation	(399.0)	(321.0)
Total property and equipment, net	$318.4	$348.1
We recognized depreciation expense of $94.2 million, $96.0 million, and $86.2 million related to property and equipment during the years ended July 31, 2021, 2020, and 2019, respectively.

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
The sale price condition was met for the 2023 Notes during the fiscal quarter ended July 31, 2021, and as a result, holders may convert their 2023 Notes at any time during the fiscal quarter ending October 31, 2021. Accordingly, the net carrying amount of the 2023 Notes was reclassified into current liabilities and the portion of the equity component representing the conversion option was reclassified into temporary equity in our consolidated balance sheet as of July 31, 2021.

The sale price condition was not met for the 2025 Notes during the fiscal quarters ended July 31, 2021 or July 31, 2020, and was not met for the 2023 Notes during the fiscal quarter ended July 31, 2020. Since the 2025 Notes for both periods and the 2023 Notes as of July 31, 2020 were not convertible, the associated net carrying amount was classified as a long-term liability and the equity component was included in additional paid-in capital in our consolidated balance sheets.
During the year ended July 31, 2019, we repaid $575.0 million in aggregate principal amount of the 2019 Notes and issued 2.5 million shares of common stock to the holders of the 2019 Notes for the conversion value in excess of the principal amount. These shares were fully offset by shares received from the corresponding exercise of the associated note hedges.
The following table sets forth the components of the Notes as of July 31, 2021 and July 31, 2020 (in millions):

	July 31, 2021			July 31, 2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,692.0	$2,000.0	$3,692.0	$1,693.0	$2,000.0	$3,693.0
Less: debt discount and debt issuance costs, net of amortization	(134.1)	(331.9)	(466.0)	(200.0)	(408.9)	(608.9)
Net carrying amount	$1,557.9	$1,668.1	$3,226.0	$1,493.0	$1,591.1	$3,084.1

Equity component (including amounts classified as temporary equity)	$315.0	$403.0	$718.0	$315.0	$403.0	$718.0
The total estimated fair value of the Notes was $5.5 billion and $4.1 billion at July 31, 2021 and July 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2021 and July 31, 2020 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock on July 31, 2021, the if-converted values of the 2023 Notes and 2025 Notes exceeded their principal amounts by $754.4 million and $587.8 million, respectively.
The following table sets forth interest expense recognized related to our convertible senior notes (dollars in millions):

	Year Ended July 31, 2021			Year Ended July 31, 2020			Year Ended July 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2019 Notes	2023 Notes	Total
Contractual interest expense	$12.7	$7.5	$20.2	$12.7	$1.1	$13.8	$—	$12.7	$12.7
Amortization of debt discount	63.5	74.3	137.8	60.9	10.5	71.4	8.7	58.5	67.2
Amortization of debt issuance costs	2.3	2.8	5.1	2.1	0.4	2.5	1.1	1.9	3.0
Total interest expense recognized	$78.5	$84.6	$163.1	$75.7	$12.0	$87.7	$9.8	$73.1	$82.9

Effective interest rate of the liability component	5.2%	5.4%		5.2%	5.4%		4.8%	5.2%
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
The following table presents details of our Warrants (in millions, except per share data):

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
As of July 31, 2021, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement.
11. Leases
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028, with the most significant leases relating to corporate headquarters in Santa Clara.
In May 2015 and October 2015, we entered into a total of three lease agreements for approximately 941,000 square feet of corporate office space in Santa Clara, California, which serves as our current corporate headquarters. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended beyond their expiration dates of July 2028 through July 2046. Rental payments under the three lease agreements are approximately $412.0 million over the lease term.
In September 2012, we entered into two lease agreements for a total of approximately 300,000 square feet of space in Santa Clara, California, which served as our previous corporate headquarters through August 2017, when we relocated to our current corporate campus. The leases contain rent holiday periods and two separate five-year options to extend the lease term beyond their expiration dates of July 2023. Rental payments under these lease agreements are approximately $94.3 million over the lease term. In August 2017, we exited our previous corporate headquarter facilities and relocated to our new corporate campus, which resulted in the recognition of a cease-use loss of $39.2 million during the year ended July 31, 2018. Due to changes in market conditions, and the resulting changes to the amount and timing of estimated cash flows from sublease rentals that could be reasonably obtained, we recognized an additional cease-use loss of $7.0 million as general and administrative expense in our consolidated statements of operations during the year ended July 31, 2019. In December 2019, we terminated these leases prior to their expiration date. The early termination fee is $25.0 million, payable in equal quarterly installments from April 2020 through July 2023. Upon termination, we recorded a decrease of $13.6 million in operating lease liabilities based on the payment schedule of the early termination fee discounted by the incremental borrowing rate for the remaining payment term. We also decreased right-of-use assets by $8.7 million upon surrendering possession of the properties. As a result, during the year ended July 31, 2020, we recorded a gain of $3.1 million net of other related fees of $1.8 million in general and administrative expense in our consolidated statements of operations.
During the years ended July 31, 2021 and July 31, 2020, our net cost for operating leases was $75.2 million and $80.4 million, respectively, primarily consisting of operating lease costs of $59.3 million and $63.5 million, respectively. Our net cost for operating leases also included variable lease costs, short-term lease costs and sublease income in both periods. We recognized rent expense of $43.0 million for the year ended July 31, 2019, prior to our adoption of the new lease guidance.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

	Year Ended July 31,
	2021	2020
Operating cash flows used in payments of operating lease liabilities	$81.7	$78.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$48.6	$28.4

	July 31, 2021	July 31, 2020
Weighted-average remaining lease term	6.1 years	7.0 years
Weighted-average discount rate	3.8%	3.9%
The following table presents maturities of operating lease liabilities as of July 31, 2021 (in millions):

Amount
Fiscal years ending July 31:
2022	$78.8
2023	72.6
2024	61.6
2025	58.7
2026	57.4
2027 and thereafter	97.5
Total operating lease payments	426.6
Less: imputed interest	(47.4)
Present value of operating lease liabilities	$379.2
Current portion of operating lease liabilities(1)	$65.8
Long-term operating lease liabilities	$313.4
________________________
(1)    Current portion of operating lease liabilities is included in accrued and other liabilities on our consolidated balance sheet.
12. Commitments and Contingencies
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. We are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future purchase commitments under these arrangements excluding obligations under contracts that we can cancel without a significant penalty as of July 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	2022	2023	2024	2025	2026
Manufacturing purchase commitments	$359.9	$219.3	$35.6	$30.0	$35.0	$40.0

Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases through the year ending July 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	2022	2023	2024	2025	2026
Other purchase commitments	$1,471.8	$32.0	$241.3	$302.1	$345.3	$551.1
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2021, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
13. Stockholders’ Equity
Share Repurchase Program
In August 2016, our board of directors authorized a $500.0 million share repurchase program and in February 2017 authorized a $500.0 million increase to the repurchase program, bringing the total authorization to $1.0 billion (our “original authorization”). This repurchase program expired on December 31, 2018. In February 2019, our board of directors authorized a $1.0 billion share repurchase program and in December 2020 authorized a $700.0 million increase to this share repurchase program, bringing the total authorization to $1.7 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2021, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
During the year ended July 31, 2019, we repurchased and retired 1.9 million shares of our common stock under our original authorization for an aggregate purchase price of $330.0 million and an average price per share of $177.64, including transaction costs.
During the years ended July 31, 2021 and 2020, we repurchased and retired 4.0 million shares and 0.9 million shares of our common stock under our current authorization for an aggregate purchase price of $1.2 billion and $198.1 million, and an average price per share of $294.87 and $209.12, respectively, including transaction costs. As of July 31, 2021, we have $323.9 million remaining for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets.
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
14. Equity Award Plans
Share-Based Compensation Plans
2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (our “2012 Plan”) was adopted by our board of directors and approved by the stockholders on June 5, 2012 and was effective one business day prior to the effectiveness of our registration statement for our initial public offering (“IPO”). Our 2012 Plan replaced our 2005 Equity Incentive Plan (our “2005 Plan”), which terminated upon the completion of our IPO, however, awards that were outstanding upon termination remained outstanding pursuant to their original terms. Our 2012 Plan provides for the granting of stock options, restricted stock award (“RSA”), restricted stock unit (“RSU”), stock appreciation rights, performance shares (“PSAs”), performance-based stock units (“PSUs”) and performance stock options (“PSOs”) to our employees, directors, and consultants.
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
We have also granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. The market condition for PSOs granted in the fiscal year 2021 requires the price of our common stock to equal or exceed $397.00, $496.25, $595.50 and $700.00 based on the average closing price for 30 consecutive trading days during the three-, four-, five-, and six-and-a-half-year periods following the date of grant. To the extent that the market condition has been met, one-fourth of the PSOs will vest on the anniversary date of the grant date for such PSOs, subject to continued service. Certain outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our PSOs ranged from six and a half years to seven and a half years from the date of grant, depending on vesting period. During the fiscal year ended July 31, 2021, 0.4 million shares of our PSOs vested as the first stock price target for our PSOs granted in fiscal years 2018 and 2019 was satisfied and the service condition was met.
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
A total of 21.9 million shares of our common stock are reserved for issuance pursuant to our 2012 Plan as of July 31, 2021. This includes shares that are (i) reserved but unissued under our 2005 Plan on the effective date of our 2012 Plan or (ii) returned to our 2005 Plan as a result of expiration or termination of options. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our IPO. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year. Shares purchased under our 2012 ESPP during the fiscal years ended July 31, 2021, 2020 and 2019 were 0.6 million, 0.6 million and 0.5 million, at an average exercise price of $161.07 per share, $146.90 per share and $128.81 per share respectively.
A total of 4.6 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2021. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Acquisition-related Activities
Assumed Share-based Compensation Plans
In connection with our acquisitions of Bridgecrew, Expanse, Sinefa and Crypsis during the year ended July 31, 2021, we assumed the Bridgecrew, Inc. 2019 Stock Incentive Plan, the Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan, the Sinefa Group, Inc. 2020 Stock Plan, and the Crypsis Group Holdings, LLC 2017 Equity Incentive Plan (together, the “2021 assumed Plans”). In connection with our acquisitions of CloudGenix, Aporeto, and Zingbox during the year ended July 31, 2020, we assumed CloudGenix’s 2013 Equity Incentive Plan, Aporeto’s Amended and Restated 2015 Stock Option and Grant Plan and Zingbox’s Stock Incentive Plan, as amended and restated (together, the “2020 assumed Plans”). In connection with our acquisitions of RedLock, Demisto, and Twistlock during the year ended July 31, 2019, we assumed RedLock’s 2015 Stock Plan, as amended, Demisto’s 2015 Stock Option Plan, as amended, and Twistlock’s 2015 Share Option Plan, as amended and restated (together, the “2019 assumed Plans”). In aggregate, the 2021 assumed Plans, the 2020 assumed Plans and the 2019 assumed plans are referenced as “the Assumed Plans.”
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
Restricted Stock Issuances
In connection with our acquisitions of Expanse and Sinefa during the year ended July 31, 2021, we issued a total of 0.3 million shares of restricted common stock as replacement equity awards which are subject to additional time-based vesting requirements and continued service by the award holder.
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

Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2021, 2020, and 2019 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2018	1.0	$13.28	3.1	$199.8	1.2	$198.50	7.0	$—
Granted	—	$—			2.6	$191.97
Exercised	(0.7)	$12.61			—	$—
Forfeited	0.0	$1.24			(0.1)	$193.51
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.2)	$11.46			—	$—
Forfeited	—	$—			(0.9)	$193.51
Balance—July 31, 2020	0.1	$19.59	1.5	$34.2	2.8	$194.14	5.2	$170.9
Granted	—	$—			0.2	$304.29
Exercised	0.0	$12.82			—	$—
Forfeited	0.0	$7.84			(0.2)	$304.29
Balance—July 31, 2021	0.1	$26.20	0.8	$27.4	2.8	$194.14	4.2	$566.8
Exercisable—July 31, 2021	0.1	$26.20	0.8	$27.4	2.8	$194.14	4.2	$566.8
The weighted-average grant-date fair value of PSOs granted during the years ended July 31, 2021 and 2019 was $82.12 and $59.11, per share, respectively. The intrinsic value of options exercised during the years ended July 31, 2021, 2020, and 2019 was $22.2 million, $50.2 million and $139.5 million, respectively.

RSA and PSA Activities
The following table summarizes the RSA and PSA activity under our stock plans during the years ended July 31, 2021, 2020, and 2019 (in millions, except per share amounts):

	RSAs Outstanding		PSAs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Balance—July 31, 2018	0.2	$163.14	0.1	$148.54
Vested	(0.2)	$166.83	0.0	$148.54
Forfeited	0.0	$152.09	0.0	$148.54
Balance—July 31, 2019	0.0	$148.54	0.1	$148.54
Vested	0.0	$148.54	0.0	$148.54
Forfeited	0.0	$148.54	0.0	$148.54
Balance—July 31, 2020	0.0	$148.54	0.1	$148.54
Vested	0.0	$148.54	(0.1)	$148.54
Forfeited	0.0	$148.54	0.0	$148.54
Balance—July 31, 2021	—	$—	—	$—
The aggregate fair value, as of respective vesting dates, of RSAs vested during the years ended July 31, 2021, 2020 and 2019, was $1.6 million, $7.0 million and $41.1 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSAs vested during the years ended July 31, 2021, 2020, and 2019 was $0.8 million, $3.8 million and $4.5 million, respectively.
RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2021, 2020, and 2019 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2018	6.5	$160.70	$1,291.4	0.2	$149.73	$43.7
Granted(1)(2)	3.9	$210.14		0.2	$215.64
Vested(3)	(2.7)	$160.87		(0.1)	$149.73
Forfeited	(0.8)	$162.73		0.0	$155.38
Balance—July 31, 2019	6.9	$188.16	$1,554.0	0.3	$197.86	$67.0
Granted(1)(2)	3.5	$211.38		0.4	$248.55
Vested(3)	(2.8)	$181.19		(0.1)	$166.90
Forfeited	(1.0)	$188.18		0.0	$175.88
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
Granted(1)(2)	4.1	$297.89		0.8	$321.45
Vested(3)	(2.9)	$200.91		(0.1)	$195.60
Forfeited	(0.9)	$226.79		0.0	$235.98
Balance—July 31, 2021	6.9	$257.56	$2,760.2	1.3	$292.93	$498.4
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)    Includes 0.4 million RSUs assumed in connection with the acquisitions of Crypsis, Sinefa, Expanse and Bridgecrew, with weighted-average grant-date fair value of $241.43, $297.17, $317.45, $354.66, respectively, for the year ended July 31, 2021 and 0.1 million RSUs assumed in connection with the acquisitions of Zingbox, Aporeto and CloudGenix, with weighted-average grant-date fair value of $208.25, $231.30 and $181.48, respectively, for the year ended July 31, 2020. It also includes 0.4 million RSUs assumed and 0.1 million replacement RSUs granted in connection with the acquisitions of RedLock, Demisto, PureSec, and Twistlock, with weighted-average grant-date fair values of $218.69 and $224.31 per share, respectively, for the year ended July 31, 2019.
(3)    Includes time-based vesting for PSUs.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2021, 2020, and 2019 was $986.4 million, $615.7 million, and $566.4 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the year ended July 31, 2021, 2020 and 2019 was $20.8 million, $11.9 million and $17.2 million, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of July 31, 2021 (in millions):

Number of shares
Balance—July 31, 2020	10.5
Authorized	4.7
PSOs, RSUs, and PSUs granted	(5.1)
Options, PSOs, RSAs, PSAs, RSUs, and PSUs forfeited	1.1
Shares withheld for taxes	0.1
Balance—July 31, 2021	11.3
Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs, PSUs, RSAs, and PSAs is based on the closing market price of our common stock on the date of grant.
The fair value of PSOs is estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the options midway between the vesting term and the contractual term. No PSOs were granted during the year ended July 31, 2020. The following table summarizes the assumptions used and the resulting grant-date fair values of our PSOs granted during the years ended July 31, 2021 and 2019:

	Year Ended July 31,
	2021	2019
Volatility	35.9%	35.6% - 36.5%
Dividend yield	—%	—%
Risk-free interest rate	0.6%	3.1% - 3.2%
Weighted-average grant-date fair value per share	$82.12	$59.11
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
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended July 31,
	2021	2020	2019
Volatility	34.9% - 42.6%	31.0% - 35.7%	30.0% - 34.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	—%
Risk-free interest rate	0.1%	0.9% - 1.9%	2.3% - 2.6%
Grant-date fair value per share	$69.48 - $129.05	$46.75 - $66.47	$55.03 - $87.04
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
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2021	2020	2019
Cost of product revenue	$6.2	$5.7	$5.6
Cost of subscription and support revenue	93.0	77.7	71.3
Research and development	428.9	274.6	186.8
Sales and marketing	269.9	214.5	221.9
General and administrative	128.9	92.0	102.1
Total share-based compensation	$926.9	$664.5	$587.7
During the year ended July 31, 2021, we accelerated the vesting of certain equity awards in connection with our acquisitions of Bridgecrew, Expanse, Sinefa and Crypsis and recorded $9.8 million, $5.7 million, $9.8 million and $7.1 million, respectively. During the year ended July 31, 2020, we accelerated the vesting of certain equity awards in connection with our acquisitions of Zingbox, Aporeto and CloudGenix and recorded $1.3 million, $4.4 million and $0.3 million, respectively, and during the year ended July 31, 2019, we accelerated the vesting of certain equity awards in connection with our acquisitions of RedLock and Twistlock and recorded $14.2 million and $5.8 million, respectively, of share-based compensation within general and administrative expense.
As of July 31, 2021, total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
15. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2021	2020	2019
United States	$(482.2)	$(56.1)	$(198.1)
Foreign	17.2	(175.7)	123.5
Total	$(465.0)	$(231.8)	$(74.6)
The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2021	2020	2019
Federal:
Current	$3.3	$3.8	$(1.3)
Deferred	(5.9)	(1.3)	(11.3)
State:
Current	1.7	1.3	(0.9)
Deferred	0.1	0.1	(3.0)
Foreign:
Current	41.3	39.2	27.5
Deferred	(6.6)	(7.9)	(3.7)
Total	$33.9	$35.2	$7.3
For the year ended July 31, 2021, our provision for income taxes decreased slightly compared to the year ended July 31, 2020, primarily due to tax benefits from changes in our valuation allowances.
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

The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	1.3	3.0	7.9
Effects of non-U.S. operations	(3.1)	667.5	89.3
Change in valuation allowance	(40.7)	(714.1)	(196.9)
Effect of U.S. tax law change	—	—	0.6
Share-based compensation	5.0	(5.1)	44.9
Tax credits	9.9	17.9	35.0
Non-deductible expenses	(1.3)	(3.9)	(11.5)
Other, net	0.6	(1.5)	(0.1)
Total	(7.3)%	(15.2)%	(9.8)%
In fiscal 2020, we transferred certain intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. The tax benefit from an increase in the tax basis of intellectual property rights resulted in an increase in effects of non-U.S. operations and was fully offset by a full valuation.
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2021 and July 31, 2020 (in millions):

	July 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$125.0	$116.5
Deferred revenue	364.9	272.5
Net operating loss carryforwards	575.9	348.0
Tax credits	230.8	179.6
Share-based compensation	53.9	33.7
Fixed assets and intangible assets	1,789.6	1,458.8
Gross deferred tax assets	3,140.1	2,409.1
Valuation allowance	(2,933.3)	(2,240.4)
Total deferred tax assets	206.8	168.7
Deferred tax liabilities:
Deferred commissions	(165.4)	(130.8)
Other deferred tax liabilities	(32.3)	(28.9)
Total deferred tax liabilities	(197.7)	(159.7)
Net deferred tax assets	$9.1	$9.0
Our increase in deferred tax assets relating to net operating losses and fixed assets and intangible assets is largely due to an impact from the United Kingdom tax rate increase from 19% to 25% effective April 1, 2023. As of July 31, 2021, it is not more likely than not that our deferred tax assets will be realizable, and therefore, are offset by a full valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2021, we have provided a valuation allowance for our federal, state, United Kingdom and certain other foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by $0.7 billion from the year ended July 31, 2020 to the year ended July 31, 2021, primarily due to a change in the United Kingdom tax rate as discussed above and an increase in our operations.
As of July 31, 2021, we had federal, state, and foreign NOL carryforwards of approximately $1.8 billion, $0.9 billion, and $1.1 billion, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2034 and July 31, 2022, respectively. Our foreign NOL will carry forward indefinitely.
As of July 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $172.8 million and $144.7 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2021, we had foreign tax credit carryforwards of $3.6 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2022.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
As of July 31, 2021, we had $372.9 million of unrecognized tax benefits, $68.7 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2020, we had $326.4 million of unrecognized tax benefits, $63.9 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2021, our federal, state, and foreign returns for the tax years 2009 through the current period remain subject to adjustment due to current and future examinations. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in earlier years, which have been carried forward and may be audited in subsequent years when utilized. We do not expect the amount of unrecognized tax benefits as of July 31, 2021 to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2021, 2020, and 2019, we recognized income tax expense related to interest and penalties of $3.5 million, $1.6 million, and $2.3 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $15.7 million and $12.2 million as of July 31, 2021 and 2020, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of the period	$326.4	$314.5	$337.7
Additions for tax positions taken in prior years	26.5	3.2	0.3
Reductions for tax positions taken in prior years	(2.5)	(1.6)	(33.4)
Additions for tax positions taken in the current year	22.5	10.3	9.9
Unrecognized tax benefits at the end of the period	$372.9	$326.4	$314.5
During the year ended July 31, 2021, our additions for tax positions taken in the given year were primarily attributable to uncertain tax positions related to tax credits.
During the year ended July 31, 2020 and July 31, 2019, our additions for tax positions taken in the given year were primarily attributable to intercompany transactions.
As of July 31, 2021, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
16. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.

The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2021	2020	2019
Net loss	$(498.9)	$(267.0)	$(81.9)
Weighted-average shares used to compute net loss per share, basic and diluted	96.4	96.9	94.5
Net loss per share, basic and diluted	$(5.18)	$(2.76)	$(0.87)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2021	2020	2019
Convertible senior notes	13.1	13.1	6.4
Warrants related to the issuance of convertible senior notes	13.1	13.1	11.6
RSUs and PSUs	8.2	7.2	7.2
Options to purchase common stock, including PSOs	2.9	2.9	4.0
RSAs and PSAs	0.3	0.1	0.1
ESPP shares	0.3	0.3	0.2
Total	37.9	36.7	29.5
17. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2021	2020	2019
Interest income	$8.5	$41.4	$69.8
Foreign currency exchange gains (losses), net	(5.4)	(6.7)	(3.5)
Other	(0.7)	1.2	(2.9)
Total other income, net	$2.4	$35.9	$63.4
18. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We make matching contributions based upon the amount of employees’ contributions, subject to certain limitations. Our matching contributions to the plan were immaterial for the years ended July 31, 2021, 2020, and 2019.
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

The following table presents our long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic region (in millions):

	Year Ended July 31,
	2021	2020
Long-lived assets:
United States	$461.1	$502.3
Israel	61.9	52.1
Other countries	58.3	52.4
Total long-lived assets	$581.3	$606.8
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2021, 2020, and 2019.
20. Related Party Transactions
Certain members of our board of directors are affiliated with Greylock Partners (“Greylock”), a venture capital firm. Entities affiliated with Greylock owned a portion of the outstanding shares of Demisto immediately prior to completion of our acquisition of Demisto on March 28, 2019 and, as a result, received purchase consideration valued at $85.6 million during the year ended July 31, 2019. Refer to Note 7. Acquisitions for more information on our acquisition of Demisto.
21. Subsequent Events
Share Repurchase
On August 17, 2021, our board of directors authorized a $676.1 million increase to our share repurchase program under the current authorization, bringing the total remaining authorization for future share repurchases to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2022, and may be suspended or discontinued at any time.
Business Combination
On August 11, 2021, we completed our acquisition of Gamma Networks, Inc. (“Gamma”), a privately-held AI powered company, for total consideration of approximately $36 million, subject to adjustment. We expect the acquisition will expand our data loss prevention offerings. We will complete the initial accounting for the acquisition of Gamma, including the allocation of purchase consideration, during our first quarter of fiscal 2022.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. However there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2021, and is incorporated in this report by reference.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-35594	3.2	February 25, 2020

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of July 12, 2018.	8-K	001-35594	4.1	July 13, 2018

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 8, 2020.	8-K	001-35594	4.1	June 8, 2020

4.3	Form of Global 0.75% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-35594	4.2	July 13, 2018

4.4	Form of Global 0.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-35594	4.2	June 8, 2020

4.5	Description of Registrant’s Securities.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2005 Equity Incentive Plan and related form agreements under 2005 Equity Incentive Plan.	S-1/A	333-180620	10.2	July 9, 2012

10.3*	2012 Equity Incentive Plan and related form agreements under 2012 Equity Incentive Plan, as amended.	10-Q	001-35594	10.2	November 26, 2019

10.4*	2012 Employee Stock Purchase Plan and related form agreements under 2012 Employee Stock Purchase Plan, as amended and restated.	10-K	001-35594	10.4	September 7, 2017

10.5*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.6*	Demisto, Inc. 2015 Stock Option Plan, as amended.	S-8	333-230663	99.1	April 1, 2019

10.7*	Twistlock Ltd. Amended and Restated 2015 Share Option Plan.	S-8	333-232672	99.1	July 16, 2019

10.8*	Zingbox, Inc. Stock Incentive Plan, as amended and restated.	S-8	333-234059	99.1	October 2, 2019

10.9*	Aporeto, Inc. Amended and Restated 2015 Stock Option and Grant Plan.	S-8	333-235854	99.1	January 8, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10*	CloudGenix Inc. 2013 Equity Incentive Plan.	S-8	333-238014	99.1	May 5, 2020

10.11*	Crypsis Group Holdings, LLC 2017 Equity Incentive Plan.	S-8	333-249387	99.1	October 8, 2020

10.12*	Sinefa Group, Inc. 2020 Stock Plan.	S-8	333-251423	99.1	December 17, 2020

10.13*	Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan.	S-8	333-251425	99.1	December 17, 2020

10.14*	Bridgecrew, Inc. 2019 Stock Incentive Plan.	S-8	333-254042	99.1	March 9, 2021
10.15*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.16*	Clawback Policy, adopted as of August 29, 2017.	10-Q	001-35594	10.3	November 21, 2017

10.17*	Executive Incentive Plan effective December 8, 2017.	10-Q	001-35594	10.2	February 27, 2018

10.18*	Employment Agreement between Palo Alto Networks (Israel Analytics) Ltd. and Nir Zuk, dated August 18, 2020.	10-Q	001-35594	10.1	November 19, 2020

10.19*	Offer Letter between the Registrant and Jean Compeau, dated February 22, 2018.	8-K	001-35594	10.1	February 26, 2018

10.20*	Addendum to Offer Letter by and between the Registrant and Jean Compeau, dated March 17, 2021.	10-Q	001-35594	10.1	May 21, 2021

10.21*	New Offer Letter between the Registrant and Mark D. McLaughlin, dated May 31, 2018.	8-K	001-35594	10.1	June 4, 2018

10.22*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.23*	Offer Letter between the Registrant and Amit K. Singh, dated October 11, 2018.	8-K	001-35594	10.1	October 15, 2018

10.24*	Confirmatory Employment Letter between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.25*	Addendum to Offer Letter by and between the Registrant and Dipak Golechha, dated March 17, 2021.	8-K	001-35594	10.1	March 19, 2021

10.26*	Offer Letter between the Registrant and William “BJ” Jenkins dated July 27, 2021.	8-K	001-35594	10.1	August 12, 2021

10.27*	Form of Offer Letter between the Registrant and its directors.

10.28**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.29	Vendor Information Security Terms between the Registrant and Flextronics Telecom Systems Ltd. dated July 30, 2021

10.30	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.31	Purchase Agreement, dated July 10, 2018, by and among the Registrant and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	July 13, 2018

10.32	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	July 13, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.33	Form of Warrant Confirmation.	8-K	001-35594	10.3	July 13, 2018

10.34	Purchase Agreement, dated June 3, 2020, by and among the Registrant and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	June 8, 2020

10.35	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 8, 2020

10.36	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 8, 2020

10.37	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.38	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.39	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.40	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K/A	001-35594	10.1	October 19, 2015

10.41	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.42	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.43	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.44	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.45	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.46	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.47	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.48	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.49	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.50	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.51	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.52	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.53	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.54	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.55	Credit Agreement, dated as of September 4, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.	8-K	001-35594	10.1	September 6, 2018

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2021.

PALO ALTO NETWORKS, INC.
By:	/s/ NIKESH ARORA
Nikesh Arora
Chairman and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikesh Arora, Dipak Golechha, and Jean Compeau, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2021
Nikesh Arora

/s/ DIPAK GOLECHHA	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	September 3, 2021
Dipak Golechha

/s/ JEAN COMPEAU	Deputy Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)	September 3, 2021
Jean Compeau

/s/ MARK D. MCLAUGHLIN	Vice Chairman and Director	September 3, 2021
Mark D. McLaughlin

/s/ NIR ZUK	Chief Technology Officer and Director	September 3, 2021
Nir Zuk

/s/ APARNA BAWA	Director	September 3, 2021
Aparna Bawa

/s/ ASHEEM CHANDNA	Director	September 3, 2021
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 3, 2021
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 3, 2021
Carl Eschenbach

/s/ DR. HELENE D. GAYLE	Director	September 3, 2021
Dr. Helene D. Gayle

/s/ JAMES J. GOETZ	Director	September 3, 2021
James J. Goetz

/s/ RT HON SIR JOHN KEY	Director	September 3, 2021
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	September 3, 2021
Mary Pat McCarthy

/s/ LORRAINE TWOHILL	Director	September 3, 2021
Lorraine Twohill