Form 10-Q
period 2021-10-31
Palo Alto Networks Inc
filed 2021-11-19
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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
NA
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PANW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 12, 2021 was 98,666,401.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	October 31, 2021	July 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,272.9	$1,874.2
Short-term investments	1,188.5	1,026.9
Accounts receivable, net of allowance for credit losses of $13.5 and $11.2 at October 31, 2021 and July 31, 2021, respectively	812.1	1,240.4
Short-term deferred contract costs	272.9	276.5
Prepaid expenses and other current assets	292.7	229.3
Total current assets	4,839.1	4,647.3
Property and equipment, net	324.3	318.4
Operating lease right-of-use assets	251.8	262.9
Long-term investments	898.8	888.3
Long-term deferred contract costs	476.1	494.6
Goodwill	2,732.3	2,710.1
Intangible assets, net	471.3	498.6
Other assets	432.7	421.4
Total assets	$10,426.4	$10,241.6
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$95.3	$56.9
Accrued compensation	250.8	430.6
Accrued and other liabilities	324.6	329.4
Deferred revenue	2,801.6	2,741.9
Convertible senior notes, net	3,672.1	1,557.9
Total current liabilities	7,144.4	5,116.7
Convertible senior notes, net	—	1,668.1
Long-term deferred revenue	2,356.6	2,282.1
Long-term operating lease liabilities	299.5	313.4
Other long-term liabilities	107.0	97.7
Commitments and contingencies (Note 10)
Temporary equity	—	129.1
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2021 and July 31, 2021	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 98.7 and 97.3 shares issued and outstanding at October 31, 2021 and July 31, 2021, respectively	2,033.9	2,311.2
Accumulated other comprehensive loss	(11.3)	(9.9)
Accumulated deficit	(1,503.7)	(1,666.8)
Total stockholders’ equity	518.9	634.5
Total liabilities, temporary equity and stockholders’ equity	$10,426.4	$10,241.6
See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2021	2020
Revenue:
Product	$295.5	$237.3
Subscription and support	951.9	708.7
Total revenue	1,247.4	946.0
Cost of revenue:
Product	88.9	62.2
Subscription and support	291.7	215.6
Total cost of revenue	380.6	277.8
Total gross profit	866.8	668.2
Operating expenses:
Research and development	339.5	237.4
Sales and marketing	505.9	388.6
General and administrative	104.1	86.7
Total operating expenses	949.5	712.7
Operating loss	(82.7)	(44.5)
Interest expense	(6.9)	(40.2)
Other income (expense), net	(1.6)	2.4
Loss before income taxes	(91.2)	(82.3)
Provision for income taxes	12.4	9.9
Net loss	$(103.6)	$(92.2)
Net loss per share, basic and diluted	$(1.06)	$(0.97)
Weighted-average shares used to compute net loss per share, basic and diluted	97.6	95.5

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2021	2020
Net loss	$(103.6)	$(92.2)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(2.2)	(1.3)
Change in unrealized gains (losses) on cash flow hedges	0.8	(6.0)
Other comprehensive loss	(1.4)	(7.3)
Comprehensive loss	$(105.0)	$(99.5)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended October 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	97.3	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(103.6)	(103.6)
Other comprehensive loss	—	—	(1.4)	—	(1.4)
Issuance of common stock in connection with employee equity incentive plans	1.4	58.9	—	—	58.9
Taxes paid related to net share settlement of equity awards	—	(20.0)	—	—	(20.0)
Share-based compensation for equity-based awards	—	265.7	—	—	265.7
Balance as of October 31, 2021	98.7	$2,033.9	$(11.3)	$(1,503.7)	$518.9

	Three Months Ended October 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(92.2)	(92.2)
Other comprehensive loss	—	—	(7.3)	—	(7.3)
Issuance of common stock in connection with employee equity incentive plans	1.0	45.6	—	—	45.6
Taxes paid related to net share settlement of equity awards	—	(9.7)	—	—	(9.7)
Share-based compensation for equity-based awards	—	208.8	—	—	208.8
Repurchase and retirement of common stock	(2.1)	(500.0)	—	—	(500.0)
Balance as of October 31, 2020	95.2	$2,003.9	$3.2	$(1,260.1)	$747.0

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(103.6)	$(92.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	259.1	205.8
Depreciation and amortization	69.0	58.0
Amortization of deferred contract costs	85.9	65.8
Amortization of debt discount and debt issuance costs	1.8	35.1
Amortization of operating lease right-of-use assets	12.7	10.0
Amortization of investment premiums, net of accretion of purchase discounts	3.6	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	428.4	382.3
Deferred contract costs	(63.8)	(59.3)
Prepaid expenses and other assets	(72.8)	(37.6)
Accounts payable	37.6	(17.7)
Accrued compensation	(179.8)	(134.8)
Accrued and other liabilities	(23.4)	(20.0)
Deferred revenue	134.2	136.8
Net cash provided by operating activities	588.9	534.9
Cash flows from investing activities
Purchases of investments	(439.1)	(829.7)
Proceeds from sales of investments	36.1	—
Proceeds from maturities of investments	225.1	198.2
Business acquisitions, net of cash acquired	(17.4)	(225.1)
Purchases of property, equipment, and other assets	(34.6)	(29.6)
Net cash used in investing activities	(229.9)	(886.2)
Cash flows from financing activities
Repurchases of common stock	—	(500.0)
Proceeds from sales of shares through employee equity incentive plans	58.7	45.4
Payments for taxes related to net settlement of equity awards	(20.0)	(9.7)
Payments for debt issuance costs	—	(0.2)
Net cash provided by (used in) financing activities	38.7	(464.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	397.7	(815.8)
Cash, cash equivalents, and restricted cash - beginning of period	1,880.1	2,961.7
Cash, cash equivalents, and restricted cash - end of period	$2,277.8	$2,145.9
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,272.9	$2,142.0
Restricted cash included in prepaid expenses and other current assets	4.4	2.9
Restricted cash included in other assets	0.5	1.0
Total cash, cash equivalents, and restricted cash	$2,277.8	$2,145.9

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on September 3, 2021. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Certain prior period amounts have been reclassified to conform to our current period presentation. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the economic environment due to the global impact of the coronavirus disease discovered in 2019 (“COVID-19”).
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except for the change in our accounting policies due to our adoption of recently issued guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
Recently Adopted Accounting Pronouncements
Acquired Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date, instead of measuring them at fair value. We early adopted this guidance in our first quarter of fiscal 2022 on a prospective basis. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Debt with Conversion Options
In August 2020, the FASB issued authoritative guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instrument. The standard reduces the number of models used to account for convertible instruments and simplifies the classification of debt on the balance sheet.
We adopted this standard in our first quarter of fiscal 2022 using the modified-retrospective approach, under which, financial results reported in periods prior to fiscal 2022 were not adjusted. The adoption of this standard resulted in an increase to convertible senior notes, net of $444.3 million, a decrease to accumulated deficit of $266.7 million, and a decrease to additional paid-in capital and temporary equity of $711.0 million upon adoption.
Below is the update to our Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 as a result of the adoption of the above guidance.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We generally allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated

Table of Content
fair values. The excess of the purchase price over the values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Convertible Senior Notes
Prior to August 1, 2021, our convertible senior notes were separated into a liability and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represented a debt discount that was amortized to interest expense using the effective interest method over the term of the notes. The equity component was not remeasured as it continued to meet the conditions for equity classification. Transaction costs related to the issuance of the notes were allocated to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component were netted with the equity component of the notes in additional paid-in capital. Upon the notes becoming convertible, the net carrying amount of the liability component was classified as a current liability and a portion of the equity component representing the conversion option was reclassified to temporary equity. The portion of the equity component classified as temporary equity was measured as the difference between the principal and net carrying amount of the notes, excluding debt issuance costs.
Upon adoption of the new debt guidance on August 1, 2021, our convertible senior notes are accounted for entirely as a liability and measured at their amortized cost. Transaction costs related to the issuance of the notes are netted with the liability and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. Refer to Note 9. Debt for additional information.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2021	2020
Revenue:
Americas
United States	$811.7	$624.4
Other Americas	55.0	42.1
Total Americas	866.7	666.5
Europe, the Middle East, and Africa (“EMEA”)	233.8	173.4
Asia Pacific and Japan (“APAC”)	146.9	106.1
Total revenue	$1,247.4	$946.0
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2021	2020
Revenue:
Product	$295.5	$237.3
Subscription and support
Subscription	578.8	428.0
Support	373.1	280.7
Total subscription and support	951.9	708.7
Total revenue	$1,247.4	$946.0
Deferred Revenue
During the three months ended October 31, 2021 and 2020, we recognized approximately $840.0 million and $630.0 million of revenue pertaining to amounts that were deferred as of July 31, 2021 and 2020, respectively.

Table of Content
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $6.0 billion as of October 31, 2021, of which we expect to recognize approximately $3.2 billion over the next 12 months and the remainder thereafter.
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

Table of Content
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 and July 31, 2021 (in millions):

	October 31, 2021				July 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$161.8	$—	$—	$161.8	$124.2	$—	$—	$124.2
Certificates of deposit	—	150.5	—	150.5	—	150.4	—	150.4
Corporate debt securities	—	26.1	—	26.1	—	1.0	—	1.0
U.S. government and agency securities	—	70.0	—	70.0	—	116.3	—	116.3
Total cash equivalents	161.8	246.6	—	408.4	124.2	267.7	—	391.9
Short-term investments:
Certificates of deposit	—	151.5	—	151.5	—	12.4	—	12.4
Corporate debt securities	—	200.0	—	200.0	—	208.9	—	208.9
U.S. government and agency securities	—	804.7	—	804.7	—	762.1	—	762.1
Non-U.S. government and agency securities		32.3		32.3		43.5		43.5
Total short-term investments	—	1,188.5	—	1,188.5	—	1,026.9	—	1,026.9
Long-term investments:
Certificates of deposit	—	5.0	—	5.0	—	5.0	—	5.0
Corporate debt securities	—	227.8	—	227.8	—	180.7	—	180.7
U.S. government and agency securities	—	637.6	—	637.6	—	674.1	—	674.1
Non-U.S. government and agency securities	—	28.4	—	28.4	—	28.5	—	28.5
Total long-term investments	—	898.8	—	898.8	—	888.3	—	888.3
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	4.7	—	4.7	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	4.7	—	4.7	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	—	—	—	—	0.1	—	0.1
Total other assets:	—	—	—	—	—	0.1	—	0.1
Total assets measured at fair value	$161.8	$2,338.6	$—	$2,500.4	$124.2	$2,187.1	$—	$2,311.3

Accrued and other liabilities:
Foreign currency forward contracts	$—	$8.8	$—	$8.8	$—	$6.4	$—	$6.4
Total accrued and other liabilities	—	8.8	—	8.8	—	6.4	—	6.4
Other long-term liabilities:
Foreign currency forward contracts	—	—	—	—	—	0.5	—	0.5
Total other long-term liabilities	—	—	—	—	—	0.5	—	0.5
Total liabilities measured at fair value	$—	$8.8	$—	$8.8	$—	$6.9	$—	$6.9
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2021 and July 31, 2021.

Table of Content
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2021 and July 31, 2021 (in millions):

	October 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.5	$—	$—	$150.5
Corporate debt securities	26.1	—	—	26.1
U.S. government and agency securities	70.0	—	—	70.0
Total available-for-sale cash equivalents	$246.6	$—	$—	$246.6
Investments:
Certificates of deposit	$156.5	$—	$—	$156.5
Corporate debt securities	428.2	0.1	(0.5)	427.8
U.S. government and agency securities	1,442.6	0.6	(0.9)	1,442.3
Non-U.S. government and agency securities	60.7	—	—	60.7
Total available-for-sale investments	$2,088.0	$0.7	$(1.4)	$2,087.3

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.4	$—	$—	$150.4
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	116.3	—	—	116.3
Total available-for-sale cash equivalents	$267.7	$—	$—	$267.7
Investments:
Certificates of deposit	$17.4	$—	$—	$17.4
Corporate debt securities	389.2	0.5	(0.1)	389.6
U.S. government and agency securities	1,435.1	1.1	—	1,436.2
Non-U.S. government and agency securities	72.0	—	—	72.0
Total available-for-sale investments	$1,913.7	$1.6	$(0.1)	$1,915.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2021 and 2020.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2021, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,434.5	$1,435.1
Due between one and three years	900.1	898.8
Total	$2,334.6	$2,333.9
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2021 and July 31, 2021, the carrying values of our marketable equity securities were $161.8 million and $124.2 million, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2021 and 2020.

Table of Content
5. Financing Receivables
We provide financing arrangements, primarily loans, for qualified end-user customers to purchase our products and services. The following table summarizes our short-term and long-term financing receivables as of October 31, 2021 and July 31, 2021 (in millions):

	October 31, 2021	July 31, 2021
Short-term financing receivables, gross	$104.9	$80.0
Allowance for credit losses	(1.0)	(1.0)
Short-term financing receivables, net	$103.9	$79.0
Long-term financing receivables, gross	$201.0	$198.6
Allowance for credit losses	(3.2)	(4.3)
Long-term financing receivables, net	$197.8	$194.3
There was no significant activity in allowance for credit losses during the three months ended October 31, 2021 and 2020. Past due amounts on financing receivables were immaterial as of October 31, 2021 and July 31, 2021.
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
As of October 31, 2021 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts including designated and non-designated derivative instruments was $564.0 million and $531.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our foreign currency derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021.
During the three months ended October 31, 2021 and 2020, both unrealized gains and losses recognized in AOCI related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of October 31, 2021 and July 31, 2021 were not material.
7. Acquisition
On August 11, 2021, we completed our acquisition of Gamma Networks, Inc. (“Gamma”), a privately-held AI powered company, for total consideration of $20.4 million, primarily in cash. We expect the acquisition will enhance and expand our data loss prevention offerings. We have accounted for this transaction as a business combination. We allocated the purchase consideration to the assets acquired and liabilities assumed, with the remainder of $22.2 million recorded as goodwill. The goodwill is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Gamma technology into our platforms. The goodwill is not deductible for income tax purposes.
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended October 31, 2021 (in millions):

Amount
Balance as of July 31, 2021	$2,710.1
Goodwill acquired	22.2
Balance as of October 31, 2021	$2,732.3

Table of Content
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2021 and July 31, 2021 (in millions):

	October 31, 2021			July 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$600.7	$(270.1)	$330.6	$596.2	$(243.8)	$352.4
Customer relationships	172.7	(36.0)	136.7	172.7	(30.6)	142.1
Acquired intellectual property	7.9	(3.9)	4.0	7.9	(3.8)	4.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	—	—	—	1.8	(1.8)	—
Total purchased intangible assets	$790.7	$(319.4)	$471.3	$788.0	$(289.4)	$498.6
We recognized amortization expense of $31.8 million and $23.6 million for the three months ended October 31, 2021 and 2020, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of October 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Future amortization expense	$471.3	$94.6	$100.3	$90.4	$76.7	$55.1	$54.2
9. Debt
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

Table of Content
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
The sale price condition for the Notes was met during the fiscal quarter ended October 31, 2021, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2022. Accordingly, the net carrying amount of the Notes was classified as a current liability on our condensed consolidated balance sheet as of October 31, 2021.
The following table sets forth the components of the Notes as of October 31, 2021 and July 31, 2021 (in millions):

	October 31, 2021 (1)			July 31, 2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,692.0	$2,000.0	$3,692.0	$1,692.0	$2,000.0	$3,692.0
Less: debt discount and debt issuance costs, net of amortization	(4.7)	(15.2)	(19.9)	(134.1)	(331.9)	(466.0)
Net carrying amount	$1,687.3	$1,984.8	$3,672.1	$1,557.9	$1,668.1	$3,226.0
Equity component (including amounts classified as temporary equity)	$—	$—	$—	$315.0	$403.0	$718.0
______________
(1)     As described in Note 1. Description of Business and Summary of Significant Accounting Policies, we adopted new debt guidance effective August 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Upon adoption, our convertible senior notes are accounted for entirely as a liability and measured at their amortized cost. Transaction costs related to the issuance of the notes are netted with the liability and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes.
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.2 billion and $3.4 billion at October 31, 2021, respectively and $2.6 billion and $2.9 billion at July 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2021 and July 31, 2021 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

Table of Content
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2021			2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$3.2	$1.9	$5.1	$3.2	$1.9	$5.1
Amortization of debt discount(1)	—	—	—	15.7	18.2	33.9
Amortization of debt issuance costs	0.7	1.1	1.8	0.5	0.7	1.2
Total interest expense	$3.9	$3.0	$6.9	$19.4	$20.8	$40.2
Effective interest rate	0.9%	0.6%		5.2%	5.4%
______________
(1)    Upon adoption of the new debt guidance, the conversion option is no longer separately accounted for as debt discount. Our convertible senior notes are accounted for entirely as a liability.
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

Table of Content
still outstanding and (b) our unrestricted cash and cash equivalents are less than the then outstanding principal amount of our 2023 Notes plus $400.0 million.
The borrowings under the Credit Facility currently bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO Rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. In March 2021, the ICE Benchmark Administration, the administrator of LIBO Rate, announced that it will cease publication of LIBO rate by June 2023. Under the terms of our Credit Facility, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternative benchmark rate will be established to replace the LIBO Rate, which may include the Secured Overnight Financing Rate (“SOFR”). We do not anticipate that the discontinuance of the LIBO Rate will materially impact our liquidity or financial position.
As of October 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future purchase commitments under these arrangements excluding obligations under contracts that we can cancel without a significant penalty as of October 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Manufacturing purchase commitments	$358.9	$159.5	$94.4	$30.0	$35.0	$40.0	$—
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2021 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Other purchase commitments	$1,405.8	$28.8	$186.6	$302.7	$345.9	$541.0	$0.8
Additionally, we have a $163.0 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
Land Purchase Agreement
During the three months ended October 31, 2021, we entered into an agreement to purchase 4.6 acres of land adjacent to our headquarters in Santa Clara, California for $38.9 million in cash. If consummated, the transaction would be expected to close during our fiscal quarter ending January 31, 2022.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2021, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020 and August 2021, our board of directors authorized an additional $700.0 million and

Table of Content
$676.1 million increase, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
We did not repurchase shares of our common stock during the three months ended October 31, 2021. During the three months ended October 31, 2020, we repurchased and retired 2.1 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $500.0 million, including transaction costs, at an average price of $242.44. As of October 31, 2021, $1.0 billion remained available for future share repurchases under our current repurchase authorization.
12. Equity Award Plans
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in fiscal 2018 and fiscal 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal 2018 and 2019, respectively. To the extent that the market condition has been met, one-fourth of the PSOs will vest on each anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our PSOs is seven and a half years from the date of grant, depending on vesting period.
The following table summarizes the PSO activity under our stock plans during the reporting period (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2021	2.8	$194.14	4.2	$566.8
Forfeited	(0.1)	$184.24
Balance—October 31, 2021	2.7	$194.55	3.9	$835.9
Exercisable—October 31, 2021	2.7	$194.55	3.9	$835.9
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2021	6.9	$257.56	$2,760.2	1.3	$292.93	$498.4
Granted(1)	1.3	$478.45		0.3	$328.34
Vested	(0.8)	$221.63		(0.3)	$243.90
Forfeited	(0.2)	$246.56		(0.1)	$304.48
Balance—October 31, 2021	7.2	$299.53	$3,644.7	1.2	$311.24	$628.6
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
Our PSUs generally vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against performance conditions such as revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year, and market conditions, if applicable.

Table of Content
During the three months ended October 31, 2021, we granted 0.1 million shares of PSUs, which contain service, performance and market conditions. The performance condition is based on revenue growth whereas the market condition measures our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. In addition to this grant, we have also approved the future grant of 0.1 million shares of PSUs with similar terms, which will be considered granted at the time their related vesting conditions are established in the next two years. The fair value of the PSUs subject to the market condition is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the grant-date fair value of our PSUs granted during the three months ended October 31, 2021:

Volatility	31.6% - 38.0%
Expected term (in years)	1.0 - 3.0
Dividend yield	0.0%
Risk-free interest rate	0.1% - 0.4%
Grant-date fair value per share	$387.82 - $420.66
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2021	2020
Cost of product revenue	$2.3	$1.5
Cost of subscription and support revenue	26.7	22.2
Research and development	125.6	95.4
Sales and marketing	73.3	64.9
General and administrative	32.4	28.9
Total share-based compensation	$260.3	$212.9
As of October 31, 2021, total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.8 years.
13. Income Taxes
For the three months ended October 31, 2021 and 2020, our provision for income taxes reflected an effective tax rate of negative 13.6% and negative 12.0%, respectively. Our effective tax rates for the three months ended October 31, 2021 and 2020 were negative as we recorded provision for income taxes on year-to-date losses. Our taxes are primarily due to foreign income tax and withholding tax. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
14. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2021	2020
Net loss	$(103.6)	$(92.2)
Weighted-average shares used to compute net loss per share, basic and diluted	97.6	95.5
Net loss per share, basic and diluted	$(1.06)	$(0.97)

Table of Content
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three Months Ended
	October 31,
	2021	2020
Convertible senior notes	13.1	13.1
Warrants related to the issuance of convertible senior notes	13.1	13.1
RSUs and PSUs	8.4	8.3
Options to purchase common stock, including PSOs	2.7	2.8
Restricted stock awards and performance-based stock awards	0.3	—
ESPP shares	0.1	0.1
Total	37.7	37.4

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: the effects of supply chain constraints and the global chip and component shortages and other factors affecting the manufacture, delivery and cost of certain of our products; expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash, investments and available financing instruments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease discovered in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2021 to the three months ended October 31, 2020.
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
Overview
We empower enterprises, service providers, and government entities to secure all users, applications, data, networks, clouds and devices with comprehensive visibility and context, continuously across all locations. We deliver cybersecurity products covering a broad range of zero trust use cases, enabling our end-customers to secure their networks, remote and hybrid workforces, branch locations, and public and private clouds, and to advance their Security Operations Centers (“SOC”). We believe our portfolio offers the ability to achieve a zero trust enterprise through advanced security capabilities, while reducing the total cost of ownership for organizations by improving operational efficiency and eliminating the need for siloed point products. We do this with solutions focused on delivering value in five fundamental areas:
Network Security:
•Enabling network security through our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service. Network security also

Table of Content
includes our add-on Cloud-Delivered Security Services, such as Threat Prevention, WildFire, URL Filtering, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), SaaS Security API and SaaS Security Inline that secure content, applications, users, and devices across our ML-Powered Next-Generation Firewalls, Prisma, and Cortex product lines, to enable best-in-class security across a broad range of applications. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
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
For the first quarter of fiscal 2022 and 2021, total revenue was $1.2 billion and $946.0 million, respectively, representing year-over-year growth of 31.9%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of October 31, 2021, we had end-customers in over 170 countries. Our end-customers represent a broad range of industries including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue was $295.5 million, or 23.7% of total revenue, for the first quarter of fiscal 2022, representing year-over-year growth of 24.5%. Product revenue is generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $951.9 million, or 76.3% of total revenue, for the first quarter of fiscal 2022, representing year-over-year growth of 34.3%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation and acquire businesses as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-

Table of Content
customers and improving our competitive position. For example, in August 2021, we acquired Gamma Networks, Inc. (“Gamma”), which we expect will enhance and expand our data loss prevention offerings.
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
Impact of COVID-19 and Other Macroeconomic Factors on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in, and is expected to continue to result in significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, which has been modified to provide employees with the choice to work in certain of our offices when and as they feel comfortable, we have not experienced significant disruptions in our work operations. We are conducting business as usual with modifications to employee travel and continue to hold most of the marketing events virtually. We expect these changes will substantially remain in effect in the second quarter of fiscal 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while working remotely.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 has affected our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners may be or may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. The global supply chain and the semiconductor industry are experiencing challenges. We have seen supply chain challenges increase, including chip and component shortages, which have, in certain cases, caused delays in acquiring chips, components and inventory and have resulted in increased costs as compared to historic levels. We continue to work to minimize the effects from supply chain constraints, however, we have experienced increases in lead time for product deliveries to our end-customers. Given the dynamic nature of these circumstances, the full impact of COVID-19 and other macroeconomic factors on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Table of Content
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “Results of Operations.”

	October 31, 2021	July 31, 2021

	(in millions)
Total deferred revenue	$5,158.2	$5,024.0
Cash, cash equivalents, and investments	$4,360.2	$3,789.4

	Three Months Ended October 31,
	2021	2020

	(dollars in millions)
Total revenue	$1,247.4	$946.0
Total revenue year-over-year percentage increase	31.9%	22.6%
Gross margin	69.5%	70.6%
Operating loss	$(82.7)	$(44.5)
Operating margin	(6.6)%	(4.7)%
Billings	$1,381.6	$1,082.8
Billings year-over-year percentage increase	27.6%	20.7%
Cash flow provided by operating activities	$588.9	$534.9
Free cash flow (non-GAAP)	$554.3	$505.3
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

	Three Months Ended October 31,
	2021	2020

	(in millions)
Billings:
Total revenue	$1,247.4	$946.0
Add: change in total deferred revenue, net of acquired deferred revenue	134.2	136.8
Billings	$1,381.6	$1,082.8
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

Table of Content
•    Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and stockholders about the amount of cash generated by the business after necessary capital expenditures. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended October 31,
	2021	2020

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$588.9	$534.9
Less: purchases of property, equipment, and other assets	34.6	29.6
Free cash flow (non-GAAP)	$554.3	$505.3
Net cash used in investing activities	$(229.9)	$(886.2)
Net cash provided by (used in) financing activities	$38.7	$(464.5)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$295.5	23.7%	$237.3	25.1%
Subscription and support	951.9	76.3%	708.7	74.9%
Total revenue	1,247.4	100.0%	946.0	100.0%
Cost of revenue:
Product	88.9	7.1%	62.2	6.6%
Subscription and support	291.7	23.4%	215.6	22.8%
Total cost of revenue(1)	380.6	30.5%	277.8	29.4%
Total gross profit	866.8	69.5%	668.2	70.6%
Operating expenses:
Research and development	339.5	27.2%	237.4	25.1%
Sales and marketing	505.9	40.6%	388.6	41.0%
General and administrative	104.1	8.3%	86.7	9.2%
Total operating expenses(1)	949.5	76.1%	712.7	75.3%
Operating loss	(82.7)	(6.6)%	(44.5)	(4.7)%
Interest expense	(6.9)	(0.6)%	(40.2)	(4.2)%
Other income (expense), net	(1.6)	(0.1)%	2.4	0.2%
Loss before income taxes	(91.2)	(7.3)%	(82.3)	(8.7)%
Provision for income taxes	12.4	1.0%	9.9	1.0%
Net loss	$(103.6)	(8.3)%	$(92.2)	(9.7)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended October 31,
	2021	2020

	(in millions)
Cost of product revenue	$2.3	$1.5
Cost of subscription and support revenue	26.7	22.2
Research and development	125.6	95.4
Sales and marketing	73.3	64.9
General and administrative	32.4	28.9
Total share-based compensation	$260.3	$212.9

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

Table of Content
Product Revenue
Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Product revenue also includes revenue derived from software licenses of Panorama. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$295.5	$237.3	$58.2	24.5%
Product revenue for the three months ended October 31, 2021 increased compared to the same period in 2020 primarily due to increased demand for our existing and newly introduced product offerings.
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

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$578.8	$428.0	$150.8	35.2%
Support	373.1	280.7	92.4	32.9%
Total subscription and support	$951.9	$708.7	$243.2	34.3%
Subscription and support revenue increased for the three months ended October 31, 2021 compared to the same period in 2020. The increase was due to increased demand for our subscription and support offerings from both new and existing end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$866.7	$666.5	$200.2	30.0%
EMEA	233.8	173.4	60.4	34.8%
APAC	146.9	106.1	40.8	38.5%
Total revenue	$1,247.4	$946.0	$301.4	31.9%
With respect to geographic theaters, the increase in revenue for the three months ended October 31, 2021 compared to the same period in 2020 was driven primarily by the Americas, due to its larger sales force and a larger percentage of our customers being located in the Americas. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three months ended October 31, 2021 compared to the same period in 2020 due to continued investment in our global sales force in order to support our growth and increase our customer base in the region.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.

Table of Content
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners for procuring components and manufacturing our products. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping and tariff costs, and allocated shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our product revenue.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$88.9	$62.2	$26.7	42.9%
Number of employees at period end	130	114	16	14.0%
Cost of product revenue increased for the three months ended October 31, 2021 compared to the same period in 2020, primarily due to an increase in product volume and higher costs related to our new product offerings.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment for our global customer support and technical operations organizations, customer support and repair costs, third-party professional services costs, data center and cloud hosting service costs, amortization of acquired intangible assets and capitalized software development costs, and allocated shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$291.7	$215.6	$76.1	35.3%
Number of employees at period end	2,321	1,569	752	47.9%
Cost of subscription and support revenue increased for the three months ended October 31, 2021 compared to the same period in 2020, primarily due to personnel costs, which grew $35.2 million to $122.8 million for the three months ended October 31, 2021 compared to the same period in 2020 primarily due to headcount growth. The remaining increase was primarily due to increased outside service costs for global customer support resulting from the expansions of our customer base and product portfolio, amortization of intangible assets from our acquisitions, and cloud hosting service costs to support our cloud-based subscription offerings.
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

	Three Months Ended October 31,
	2021		2020
	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$206.6	69.9%	$175.1	73.8%
Subscription and support	660.2	69.4%	493.1	69.6%
Total gross profit	$866.8	69.5%	$668.2	70.6%

Table of Content
Product gross margin decreased for the three months ended October 31, 2021 compared to the same period in 2020, primarily due to product mix and higher costs of materials as a result of supply chain constraints.
Subscription and support gross margin decreased for the three months ended October 31, 2021 compared to the same period in 2020 primarily due to higher costs to fulfill professional services arrangements, partially offset by increased efficiency in our cloud hosting usage, which supports our cloud-based subscription offerings.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. In response to COVID-19, we instituted a global work-from-home policy, which has been modified to provide employees with the choice to work in certain of our offices when and as they feel comfortable. We also made modifications to employee travel beginning in March 2020, and we continue to hold most of the marketing events virtually. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2021, we expect to recognize approximately $2.3 billion of share-based compensation expense over a weighted-average period of approximately 2.8 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
Research and Development
Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype-related expenses and allocated shared costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$339.5	$237.4	$102.1	43.0%
Number of employees at period end	2,745	1,943	802	41.3%
Research and development expense increased for the three months ended October 31, 2021 compared to the same period in 2020 primarily due to personnel costs, which grew $78.9 million to $266.9 million. The increase in personnel costs was primarily due to headcount growth. The remaining increase was primarily driven by an increase in allocated shared costs.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and allocated shared costs. We continue to strategically invest in headcount and have substantially grown our international sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to grow customer base, increase touch points with end-customers and expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$505.9	$388.6	$117.3	30.2%
Number of employees at period end	4,664	3,855	809	21.0%
Sales and marketing expense increased for the three months ended October 31, 2021 compared to the same period in 2020, primarily due to personnel costs, which grew $87.7 million to $381.0 million for the three months ended October 31, 2021 compared to the same period in 2020. The increase in personnel costs was largely due to headcount growth. The remaining increase was primarily driven by an increase in costs associated with go-to-market initiatives, including advertising.

Table of Content
General and Administrative
General and administrative expense consists primarily of personnel costs and allocated shared costs for our executive, finance, human resources, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. General and administrative expense also includes certain non-recurring general expenses. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, and insurance, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$104.1	$86.7	$17.4	20.1%
Number of employees at period end	1,238	895	343	38.3%
General and administrative expense increased for the three months ended October 31, 2021 compared to the same period in 2020 primarily due to personnel costs, which increased $13.9 million to $67.4 million. The increase in personnel costs was primarily due to headcount growth, partially offset by lower share-based compensation related to accelerated vesting of equity awards in connection with acquisitions during the three months ended October 31, 2021.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$6.9	$40.2	$(33.3)	(82.8)%
Interest expense decreased for the three months ended October 31, 2021 compared to the same period in 2020 primarily because we no longer recognize interest expense for amortization of the debt discount as a result of the adoption of new debt guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income (expense), net	$(1.6)	$2.4	$(4.0)	(166.7)%
The change in other income (expense), net for the three months ended October 31, 2021 compared to the same period in 2020 was primarily due to foreign currency remeasurement and transaction losses for the three months ended October 31, 2021 compared to foreign currency remeasurement and transaction gains for the same period in 2020.

Table of Content
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. In prior years, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate structure has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures.

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in millions)
Provision for income taxes	$12.4	$9.9	$2.5	25.3%
Effective tax rate	(13.6)%	(12.0)%
Our income taxes for the three months ended October 31, 2021 and 2020 are primarily due to foreign income taxes in profitable jurisdictions and withholding taxes. Our effective tax rate varied for the three months ended October 31, 2021 compared to the same period in 2020 primarily due to our valuation allowance. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	October 31, 2021	July 31, 2021

	(in millions)
Working capital(1)	$(2,305.3)	$(469.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,272.9	$1,874.2
Investments	2,087.3	1,915.2
Total cash, cash equivalents, and investments	$4,360.2	$3,789.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion and $1.6 billion as of October 31, 2021 and July 31, 2021, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of October 31, 2021, our total cash, cash equivalents, and investments of $4.4 billion were held for general corporate purposes, of which approximately $938.4 million was held outside of the United States. As of October 31, 2021, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended October 31, 2021, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2022. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending January 31, 2022. As of October 31, 2021, substantially all of our Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of October 31, 2021, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Table of Content
Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020 and August 2021, our board of directors authorized an additional $700.0 million and $676.1 million increase, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. As of October 31, 2021, $1.0 billion remained available for future share repurchases under this repurchase program. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028, with the most significant leases relating to corporate headquarters in Santa Clara, California. As of October 31, 2021, we have total of $363.9 million operating lease obligations recorded on our condensed consolidated balance sheet. During the three months ended October 31, 2021, we entered into an agreement to purchase 4.6 acres of land adjacent to our headquarters for $38.9 million in cash. If consummated, the transaction would be expected to close during our fiscal quarter ending January 31, 2022.
As of October 31, 2021, our purchase obligations including commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers, totaled $1.9 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments,
Cash Flows
The following table summarizes our cash flows for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
	2021	2020

	(in millions)
Net cash provided by operating activities	$588.9	$534.9
Net cash used in investing activities	(229.9)	(886.2)
Net cash provided by (used in) financing activities	38.7	(464.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$397.7	$(815.8)
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the repayment obligations associated with our Notes, the investments in our new corporate headquarters, the continuing market acceptance of our products and subscription and support offerings, and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Operating Activities
Our operating activities have consisted of net losses adjusted for certain non-cash items and changes in assets and liabilities. Our largest source of cash provided by our operations is receipts from our product revenue and subscription and support revenue.
Cash provided by operating activities during the three months ended October 31, 2021 was $588.9 million, an increase of $54.0 million compared to the same period in 2020. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the three months ended October 31, 2021, partially offset by higher cash expenditure to support our business growth.

Table of Content
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2021 was $229.9 million, a decrease of $656.3 million compared to the same period in 2020. The decrease was primarily due to lower purchases of investments and a decrease in net cash payments for business acquisitions during the three months ended October 31, 2021.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and proceeds from sales of shares through employee equity incentive plans.
Cash provided by financing activities during the three months ended October 31, 2021 was $38.7 million, a change of $503.2 million compared to cash used in financing activities of $464.5 million during the same period in 2020. The change was primarily due to us not repurchasing our common stock during the three months ended October 31, 2021.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the economic environment due to the global impact of COVID-19. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report, except for estimates related to convertible senior notes, which we no longer consider to be a critical accounting policy, due to our adoption of the new debt guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our adoption of the new accounting guidance.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements, refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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

Table of Content
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
•If we are not successful in executing our strategy to increase sales of our products, subscriptions and support offerings to new and existing enterprise end-customers, our operating results may suffer.
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

Table of Content
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
•Managing the supply of our products and product components is complex. Insufficient supply and inventory would result in lost sales opportunities or delayed revenue, while excess inventory would harm our gross margins.
•Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers and could result in the loss of sales and end-customers.
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

Table of Content
Risks Related to Our Business and Our Industry
The ongoing global COVID-19 outbreak could harm our business and results of operations.
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the first quarter of fiscal 2022 and may continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; and changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap. We have also seen supply chain challenges increase, including chip and component shortages, and we do not have sufficient inventory of certain of our products to promptly meet customer demand. As a result, we have experienced extended sales cycles and increased costs for chips and components compared to historic levels; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2021 to the end of the first quarter of fiscal 2022, our headcount increased from 10,473 to 11,098 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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

Table of Content
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our end-customers;
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
•our obligation to repay the aggregate principal amount of the Notes as holders exercise their conversion rights under the Notes;
•decisions by potential end-customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•changes in end-customer penetration or attach and renewal rates for our subscriptions;
•timing of revenue recognition and revenue deferrals;
•our ability to manage production and manufacturing related costs, global customer service organization costs, inventory excess and obsolescence costs, and warranty costs, especially due to disruptions in our supply chain as a result of COVID-19 and the global semiconductor chip and component shortage;
•our ability to manage cloud hosting service costs and scale the cloud-based subscription offerings;
•insolvency or credit difficulties confronting our end-customers, including due to the continuing effects of COVID-19 and adversely affect their ability to purchase or pay for our products and subscription and support offerings in a timely manner or at all, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;
•any disruption in our channel or termination of our relationships with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;
•our inability to timely fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers, including due to the effects of COVID-19 and the global semiconductor shortage;
•the cost and potential outcomes of litigation, which could have a material adverse effect on our business;
•seasonality or cyclical fluctuations in our markets;
•future accounting pronouncements or changes in our accounting policies;

Table of Content
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar;
•political, economic, and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets, that could impact some or all regions where we operate, including the increased risk of inflation and global economic uncertainty due to the continuing effects of COVID-19.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that continues to cause economic uncertainty. In addition, the instability in the global credit markets, falling demand for oil and other commodities, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions.
These adverse conditions could result in reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, increased costs for the chips and components to manufacture our products, and increased price competition. As a result, any continued or further uncertainty, weakness or deterioration in global macroeconomic and market conditions may cause our end-customers to modify spending priorities or delay purchasing decisions, and result in lengthened sales cycles, any of which could harm our business and operating results.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 31.9% and 22.6% in the first quarter of fiscal 2022 and the first quarter of fiscal 2021, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.5 billion as of October 31, 2021. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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

Table of Content
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
•lower levels of indebtedness;
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
If we are not successful in executing our strategy to increase sales of our products, subscriptions and support offerings to new and existing enterprise end-customers, our operating results may suffer.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 76.3% of total revenue in the first quarter of fiscal 2022 and 74.9% of total revenue in the first quarter of fiscal 2021. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
The enterprise security industry has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. In 2019, we announced our new cloud security offerings, for securing access to the cloud (Prisma), and for securing the future of security operations (Cortex). While we have historically been successful in developing, acquiring, and marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so and there can be no assurance that our new or future offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. In addition, COVID-19 and the resulting increase in customer demand for work-from-home technologies and other technologies have caused us to reprioritize our engineering and R&D efforts and there can be no assurance that any product enhancements or new features will be successful or address our end-customer needs.
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

Table of Content
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

Table of Content
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
We depend on manufacturing partners, primarily our electronics manufacturing service provider (“EMS provider”) Flex, as our sole source manufacturers for our hardware product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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
Managing the supply of our products and product components is complex. Insufficient supply and inventory would result in lost sales opportunities or delayed revenue, while excess inventory would harm our gross margins.
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

Table of Content
Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers and could result in the loss of sales and end-customers.
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or health risks, such as epidemics and pandemics like COVID-19, and as a result have impaired, and could impair in the future, the volume of components that we are able to obtain. Lead times for components have also been adversely impacted by factors outside of our control including COVID-19 and the recent global shortage of semiconductors. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor market, which could reduce our flexibility to react to product mix changes and unforecasted orders.
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted, or we could be forced to expedite shipment of such components or our products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have, for the most part, volume purchase contracts with our component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
If we are unable to obtain a sufficient volume of the necessary components for our products on commercially reasonable terms or the quality of the components do not meet our requirements, we could also be forced to redesign our products and qualify new components from alternate component suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products would result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and operating results.
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

Table of Content
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2021, the total notional amount of our outstanding foreign currency forward contracts was $564.0 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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

Table of Content
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
For the first quarter of fiscal 2022, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 54.1% of our total revenue. As of October 31, 2021, two distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 35.2% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the first quarter of fiscal 2022, failure to do so in the future could have a material adverse effect on our business.
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

Table of Content
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

Table of Content
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

Table of Content
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
For example, the E.U. General Data Protection Regulation (“E.U. GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, provides for greater penalties for noncompliance than E.U. laws that previously applied (up to the greater of €20 million or 4% of the total worldwide annual turnover), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the E.U. GDPR. The E.U. GDPR requires, among other things, that personal data only be transferred outside of the E.U. to the United States and other jurisdictions that the European Commission has not yet recognized as having “adequate” data protection laws (a “third country”), where a data transfer mechanism under the E.U. GDPR has been put in place. Historically, we have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers (also referred to as standard contractual clauses or SCCs). In July 2020, the Court of Justice of the European Union in its “Schrems II” decision invalidated the E.U.-U.S. Privacy Shield for purposes of transfers to the U.S. and imposed a requirement for companies to carry out an assessment of the laws and practices governing access to personal data in the third country to ensure an essentially equivalent level of data protection to that afforded in the E.U. We are dealing with the “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms. The effects of this decision are highly uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens, putting in place any additional data transfer mechanisms to ensure compliance with the E.U. GDPR and the “Schrems II” decision and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). Further, in June 2021, the European Commission issued new standard contractual clauses that we will need to enter into with our customers, which will result in increased costs and resources to manage the process. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
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

Table of Content
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
As a result of various of our acquisitions, including Secdo, PureSec and Twistlock, we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g. a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective November 1, 2021 through January 31, 2022, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their notes, we would be obligated to pay $3.7 billion to the Noteholders. Under the terms of the Notes, we would also be required to issue shares of common stock, which would be covered by the Note Hedges. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $253.00 to $523.72, as measured through November 12, 2021. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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

Table of Content
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
As of October 31, 2021, we had $1.0 billion available under our share repurchase program, which will expire on December 31, 2022. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

Table of Content
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

Table of Content
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended October 31, 2021, we issued a total of 12,383 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisition of Bridgecrew, Inc. (the “Bridgecrew Transaction”).
The Bridgecrew Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Bridgecrew Transaction were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. On December 8, 2020, we announced that our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. On August 23, 2021, we announced that our board of directors authorized another $676.1 million increase to this share repurchase program, bringing the total authorization to $2.4 billion. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended October 31, 2021, we did not repurchase any shares pursuant to our share repurchase program. As of October 31, 2021, $1.0 billion remained available for future share repurchases under the program.
Between August 1, 2021 and August 31, 2021, September 1, 2021 and September 30, 2021 and October 1, 2021 and October 31, 2021, shares of restricted common stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $399.64 per share, $467.43 per share and $511.92 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Offer Letter by and between the Registrant and Josh Paul, dated August 5, 2021	8-K	001-35594	10.1	September 8, 2021

10.2*	Addendum to Employment Offer Letter by and between the Registrant and Amit Singh, dated October 13, 2021

10.3*	Gamma Networks, Inc. 2018 Stock Option and Grant Plan	S-8	333-259327	99.1	September 3, 2021

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Registrant and its employees

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2021 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 18, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 18, 2021

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)