Form 10-Q
period 2022-01-31
Palo Alto Networks Inc
filed 2022-02-23
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
or
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
NA
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PANW	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 14, 2022 was 98,484,393.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	January 31, 2022	July 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,922.7	$1,874.2
Short-term investments	1,417.6	1,026.9
Accounts receivable, net of allowance for credit losses of $13.0 and $11.2 at January 31, 2022 and July 31, 2021, respectively	952.2	1,240.4
Short-term deferred contract costs	278.1	276.5
Prepaid expenses and other current assets	298.0	229.3
Total current assets	4,868.6	4,647.3
Property and equipment, net	362.7	318.4
Operating lease right-of-use assets	238.8	262.9
Long-term investments	851.0	888.3
Long-term deferred contract costs	472.1	494.6
Goodwill	2,731.3	2,710.1
Intangible assets, net	443.9	498.6
Other assets	432.1	421.4
Total assets	$10,400.5	$10,241.6
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$120.4	$56.9
Accrued compensation	329.9	430.6
Accrued and other liabilities	324.0	329.4
Deferred revenue	2,958.2	2,741.9
Convertible senior notes, net	3,673.9	1,557.9
Total current liabilities	7,406.4	5,116.7
Convertible senior notes, net	—	1,668.1
Long-term deferred revenue	2,491.0	2,282.1
Long-term operating lease liabilities	282.4	313.4
Other long-term liabilities	102.9	97.7
Commitments and contingencies (Note 10)
Temporary equity	—	129.1
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2022 and July 31, 2021	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 98.5 and 97.3 shares issued and outstanding at January 31, 2022 and July 31, 2021, respectively	1,745.2	2,311.2
Accumulated other comprehensive loss	(30.2)	(9.9)
Accumulated deficit	(1,597.2)	(1,666.8)
Total stockholders’ equity	117.8	634.5
Total liabilities, temporary equity and stockholders’ equity	$10,400.5	$10,241.6
See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Revenue:
Product	$308.0	$254.7	$603.5	$492.0
Subscription and support	1,008.9	762.2	1,960.8	1,470.9
Total revenue	1,316.9	1,016.9	2,564.3	1,962.9
Cost of revenue:
Product	97.8	75.6	186.7	137.8
Subscription and support	307.5	232.0	599.2	447.6
Total cost of revenue	405.3	307.6	785.9	585.4
Total gross profit	911.6	709.3	1,778.4	1,377.5
Operating expenses:
Research and development	359.0	266.7	698.5	504.1
Sales and marketing	528.8	427.4	1,034.7	816.0
General and administrative	97.7	104.0	201.8	190.7
Total operating expenses	985.5	798.1	1,935.0	1,510.8
Operating loss	(73.9)	(88.8)	(156.6)	(133.3)
Interest expense	(6.8)	(40.7)	(13.7)	(80.9)
Other income (expense), net	(0.1)	(0.5)	(1.7)	1.9
Loss before income taxes	(80.8)	(130.0)	(172.0)	(212.3)
Provision for income taxes	12.7	12.3	25.1	22.2
Net loss	$(93.5)	$(142.3)	$(197.1)	$(234.5)
Net loss per share, basic and diluted	$(0.95)	$(1.48)	$(2.01)	$(2.45)
Weighted-average shares used to compute net loss per share, basic and diluted	98.2	95.9	97.9	95.7

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Net loss	$(93.5)	$(142.3)	$(197.1)	$(234.5)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(8.8)	(0.3)	(11.0)	(1.6)
Change in unrealized gains (losses) on cash flow hedges	(10.1)	7.0	(9.3)	1.0
Other comprehensive income (loss)	(18.9)	6.7	(20.3)	(0.6)
Comprehensive loss	$(112.4)	$(135.6)	$(217.4)	$(235.1)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended January 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2021	98.7	$2,033.9	$(11.3)	$(1,503.7)	$518.9
Net loss	—	—	—	(93.5)	(93.5)
Other comprehensive loss	—	—	(18.9)	—	(18.9)
Issuance of common stock in connection with employee equity incentive plans	0.8	0.3	—	—	0.3
Taxes paid related to net share settlement of equity awards	—	(8.6)	—	—	(8.6)
Share-based compensation for equity-based awards	—	269.6	—	—	269.6
Repurchase and retirement of common stock	(1.0)	(550.0)	—	—	(550.0)
Balance as of January 31, 2022	98.5	$1,745.2	$(30.2)	$(1,597.2)	$117.8

	Three Months Ended January 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2020	95.2	$2,003.9	$3.2	$(1,260.1)	$747.0
Net loss	—	—	—	(142.3)	(142.3)
Other comprehensive loss	—	—	6.7	—	6.7
Issuance of common stock in connection with employee equity incentive plans	0.7	0.1	—	—	0.1
Taxes paid related to net share settlement of equity awards	—	(5.7)	—	—	(5.7)
Share-based compensation for equity-based awards	—	252.0	—	—	252.0
Issuance of common and restricted common stock in connection with acquisitions	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(161.2)	—	—	(161.2)
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3

Table of Content

	Six Months Ended January 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	97.3	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(197.1)	(197.1)
Other comprehensive income	—	—	(20.3)	—	(20.3)
Issuance of common stock in connection with employee equity incentive plans	2.2	59.2	—	—	59.2
Taxes paid related to net share settlement of equity awards	—	(28.6)	—	—	(28.6)
Share-based compensation for equity-based awards	—	535.3	—	—	535.3
Repurchase and retirement of common stock	(1.0)	(550.0)	—	—	(550.0)
Balance as of January 31, 2022	98.5	$1,745.2	$(30.2)	$(1,597.2)	$117.8

	Six Months Ended January 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(234.5)	(234.5)
Other comprehensive income	—	—	(0.6)	—	(0.6)
Issuance of common stock in connection with employee equity incentive plans	1.7	45.7	—	—	45.7
Taxes paid related to net share settlement of equity awards	—	(15.4)	—	—	(15.4)
Share-based compensation for equity-based awards	—	460.8	—	—	460.8
Repurchase and retirement of common stock	(2.1)	(500.0)	—	—	(500.0)
Issuance of common and restricted common stock in connection with acquisitions	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(161.2)	—	—	(161.2)
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2022	2021
Cash flows from operating activities
Net loss	$(197.1)	$(234.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	524.2	431.4
Depreciation and amortization	138.7	122.9
Amortization of deferred contract costs	172.0	134.4
Amortization of debt discount and debt issuance costs	3.6	70.6
Amortization of operating lease right-of-use assets	25.1	20.7
Amortization of investment premiums, net of accretion of purchase discounts	7.3	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	288.3	398.7
Deferred contract costs	(151.2)	(141.0)
Prepaid expenses and other assets	(72.9)	(99.4)
Accounts payable	59.8	(23.6)
Accrued compensation	(100.8)	(64.2)
Accrued and other liabilities	(50.7)	(57.1)
Deferred revenue	425.2	334.6
Net cash provided by operating activities	1,071.5	899.4
Cash flows from investing activities
Purchases of investments	(1,055.3)	(1,112.5)
Proceeds from sales of investments	282.2	—
Proceeds from maturities of investments	401.6	534.1
Business acquisitions, net of cash acquired	(17.4)	(630.5)
Purchases of property, equipment, and other assets	(115.3)	(61.7)
Net cash used in investing activities	(504.2)	(1,270.6)
Cash flows from financing activities
Repurchases of common stock	(550.0)	(500.0)
Proceeds from sales of shares through employee equity incentive plans	58.8	45.7
Payments for taxes related to net settlement of equity awards	(28.6)	(15.4)
Payments for debt issuance costs	—	(0.2)
Net cash used in financing activities	(519.8)	(469.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47.5	(841.1)
Cash, cash equivalents, and restricted cash - beginning of period	1,880.1	2,961.7
Cash, cash equivalents, and restricted cash - end of period	$1,927.6	$2,120.6
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,922.7	$2,113.2
Restricted cash included in prepaid expenses and other current assets	4.9	3.8
Restricted cash included in other assets	—	3.6
Total cash, cash equivalents, and restricted cash	$1,927.6	$2,120.6

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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except for the change in our accounting policies due to our adoption of recently issued guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
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
We adopted this standard in our first quarter of fiscal 2022 using the modified-retrospective approach, under which financial results reported in periods prior to fiscal 2022 were not adjusted. The adoption of this standard resulted in an increase to convertible senior notes, net of $444.3 million, a decrease to accumulated deficit of $266.7 million, and a decrease to additional paid-in capital and temporary equity of $711.0 million upon adoption.
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
Convertible Senior Notes
Prior to August 1, 2021, our convertible senior notes were separated into a liability and an equity component. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature, using a discounted cash flow model with a risk-adjusted yield. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represented a debt discount that was amortized to interest expense using the effective interest method over the term of the notes. The equity component was not remeasured as it continued to meet the conditions for equity classification. Transaction costs related to the issuance of the notes were allocated to the liability and equity components using the same proportions as the proceeds from the notes. Transaction costs attributable to the liability component were netted with the liability component and amortized to interest expense using the effective interest method over the term of the notes. Transaction costs attributable to the equity component were netted with the equity component of the notes in additional paid-in capital. Upon the notes becoming convertible, the net carrying amount of the liability component was classified as a current liability and a portion of the equity component representing the conversion option was reclassified to temporary equity. The portion of the equity component classified as temporary equity was measured as the difference between the principal and net carrying amount of the notes, excluding debt issuance costs.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Americas
United States	$858.6	$642.8	$1,670.3	$1,267.2
Other Americas	57.3	47.0	112.3	89.1
Total Americas	915.9	689.8	1,782.6	1,356.3
Europe, the Middle East, and Africa (“EMEA”)	252.2	206.2	486.0	379.6
Asia Pacific and Japan (“APAC”)	148.8	120.9	295.7	227.0
Total revenue	$1,316.9	$1,016.9	$2,564.3	$1,962.9
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Product	$308.0	$254.7	$603.5	$492.0
Subscription and support
Subscription	618.0	461.7	1,196.8	889.7
Support	390.9	300.5	764.0	581.2
Total subscription and support	1,008.9	762.2	1,960.8	1,470.9
Total revenue	$1,316.9	$1,016.9	$2,564.3	$1,962.9
Deferred Revenue
During the six months ended January 31, 2022 and 2021, we recognized approximately $1.6 billion and $1.2 billion of revenue pertaining to amounts that were deferred as of July 31, 2021 and 2020, respectively.

Table of Content
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $6.3 billion as of January 31, 2022, of which we expect to recognize approximately $3.4 billion over the next 12 months and the remainder thereafter.
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

Table of Content
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 and July 31, 2021 (in millions):

	January 31, 2022				July 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$475.0	$—	$—	$475.0	$124.2	$—	$—	$124.2
Certificates of deposit	—	—	—	—	—	150.4	—	150.4
Corporate debt securities	—	8.7	—	8.7	—	1.0	—	1.0
U.S. government and agency securities	—	—	—	—	—	116.3	—	116.3
Total cash equivalents	475.0	8.7	—	483.7	124.2	267.7	—	391.9
Short-term investments:
Certificates of deposit	—	305.6	—	305.6	—	12.4	—	12.4
Commercial paper	—	1.2	—	1.2	—	—	—	—
Corporate debt securities	—	325.1	—	325.1	—	208.9	—	208.9
U.S. government and agency securities	—	734.2	—	734.2	—	762.1	—	762.1
Non-U.S. government and agency securities		51.5		51.5		43.5		43.5
Total short-term investments	—	1,417.6	—	1,417.6	—	1,026.9	—	1,026.9
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.0	—	5.0
Corporate debt securities	—	454.1	—	454.1	—	180.7	—	180.7
U.S. government and agency securities	—	362.8	—	362.8	—	674.1	—	674.1
Non-U.S. government and agency securities	—	8.8	—	8.8	—	28.5	—	28.5
Asset-backed securities	—	25.3	—	25.3	—	—	—	—
Total long-term investments	—	851.0	—	851.0	—	888.3	—	888.3
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	2.1	—	2.1	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	2.1	—	2.1	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	—	—	—	—	0.1	—	0.1
Total other assets:	—	—	—	—	—	0.1	—	0.1
Total assets measured at fair value	$475.0	$2,279.4	$—	$2,754.4	$124.2	$2,187.1	$—	$2,311.3

Accrued and other liabilities:
Foreign currency forward contracts	$—	$17.2	$—	$17.2	$—	$6.4	$—	$6.4
Total accrued and other liabilities	—	17.2	—	17.2	—	6.4	—	6.4
Other long-term liabilities:
Foreign currency forward contracts	—	0.1	—	0.1	—	0.5	—	0.5
Total other long-term liabilities	—	0.1	—	0.1	—	0.5	—	0.5
Total liabilities measured at fair value	$—	$17.3	$—	$17.3	$—	$6.9	$—	$6.9

Table of Content
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2022 and July 31, 2021.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2022 and July 31, 2021 (in millions):

	January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Corporate debt securities	$8.7	$—	$—	$8.7
Total available-for-sale cash equivalents	$8.7	$—	$—	$8.7
Investments:
Certificates of deposit	$305.6	$—	$—	$305.6
Commercial paper	1.2	—	—	1.2
Corporate debt securities	782.8	0.1	(3.7)	779.2
U.S. government and agency securities	1,102.6	0.1	(5.7)	1,097.0
Non-U.S. government and agency securities	60.5	—	(0.2)	60.3
Asset-backed securities	25.4	—	(0.1)	25.3
Total available-for-sale investments	$2,278.1	$0.2	$(9.7)	$2,268.6

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.4	$—	$—	$150.4
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	116.3	—	—	116.3
Total available-for-sale cash equivalents	$267.7	$—	$—	$267.7
Investments:
Certificates of deposit	$17.4	$—	$—	$17.4
Corporate debt securities	389.2	0.5	(0.1)	389.6
U.S. government and agency securities	1,435.1	1.1	—	1,436.2
Non-U.S. government and agency securities	72.0	—	—	72.0
Total available-for-sale investments	$1,913.7	$1.6	$(0.1)	$1,915.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2022 and 2021.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2022, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,429.2	$1,426.3
Due between one and three years	839.2	832.7
Due between three to five years	18.4	18.3
Total	$2,286.8	$2,277.3
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2022 and July 31, 2021, the carrying values of our marketable equity securities were

Table of Content
$475.0 million and $124.2 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2022 and 2021.
5. Financing Receivables
We provide financing arrangements, primarily loans, for qualified end-user customers to purchase our products and services. The following table summarizes our short-term and long-term financing receivables as of January 31, 2022 and July 31, 2021 (in millions):

	January 31, 2022	July 31, 2021
Short-term financing receivables, gross	$114.2	$80.0
Allowance for credit losses	(1.3)	(1.0)
Short-term financing receivables, net	$112.9	$79.0
Long-term financing receivables, gross	$178.4	$198.6
Allowance for credit losses	(2.6)	(4.3)
Long-term financing receivables, net	$175.8	$194.3
There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2022 and 2021. Past due amounts on financing receivables were immaterial as of January 31, 2022 and July 31, 2021.
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
As of January 31, 2022 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts including designated and non-designated derivative instruments was $584.4 million and $531.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our foreign currency derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021.
During the three and six months ended January 31, 2022 and 2021, both unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of January 31, 2022 and July 31, 2021 were not material.
7. Acquisition
On August 11, 2021, we completed our acquisition of Gamma Networks, Inc. (“Gamma”), a privately-held AI powered company, for total consideration of $20.4 million, primarily in cash. We expect the acquisition will enhance and expand our data loss prevention offerings. We have accounted for this transaction as a business combination. We allocated the purchase consideration to the assets acquired and liabilities assumed, with the remainder of $21.2 million recorded as goodwill. The goodwill is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Gamma technology into our platforms. The goodwill is not deductible for income tax purposes.
8. Goodwill, Intangible Assets and Other Long-lived Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2022 (in millions):

Amount
Balance as of July 31, 2021	$2,710.1
Goodwill acquired	21.2
Balance as of January 31, 2022	$2,731.3

Table of Content
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2022 and July 31, 2021 (in millions):

	January 31, 2022			July 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$600.7	$(296.1)	$304.6	$596.2	$(243.8)	$352.4
Customer relationships	172.7	(41.4)	131.3	172.7	(30.6)	142.1
Acquired intellectual property	11.3	(4.2)	7.1	7.9	(3.8)	4.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	—	0.9	1.8	(1.8)	—
Total purchased intangible assets	$795.0	$(351.1)	$443.9	$788.0	$(289.4)	$498.6
We recognized amortization expense of $31.7 million and $63.5 million for the three and six months ended January 31, 2022, respectively, and $29.7 million and $53.3 million for the three and six months ended January 31, 2021, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of January 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Future amortization expense	$443.9	$63.4	$101.1	$91.1	$77.4	$55.6	$55.3
Other Long-lived Assets
During the six months ended January 31, 2022, we purchased 4.6 acres of land adjacent to our headquarters in Santa Clara, California, along with the associated buildings, for $39.5 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our condensed consolidated balance sheet as of January 31, 2022.

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

Table of Content
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
The sale price condition for the Notes was met during the fiscal quarter ended January 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2022. Accordingly, the net carrying amount of the Notes was classified as a current liability on our condensed consolidated balance sheet as of January 31, 2022.
The following table sets forth the components of the Notes as of January 31, 2022 and July 31, 2021 (in millions):

	January 31, 2022 (1)			July 31, 2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,692.0	$2,000.0	$3,692.0	$1,692.0	$2,000.0	$3,692.0
Less: debt discount and debt issuance costs, net of amortization	(4.0)	(14.1)	(18.1)	(134.1)	(331.9)	(466.0)
Net carrying amount	$1,688.0	$1,985.9	$3,673.9	$1,557.9	$1,668.1	$3,226.0
Equity component (including amounts classified as temporary equity)	$—	$—	$—	$315.0	$403.0	$718.0
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
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.3 billion and $3.6 billion at January 31, 2022, respectively and $2.6 billion and $2.9 billion at July 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes

Table of Content
at January 31, 2022 and July 31, 2021 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,						Six Months Ended January 31,
	2022			2021			2022			2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$3.1	$1.9	$5.0	$3.1	$1.9	$5.0	$6.3	$3.8	$10.1	$6.3	$3.8	$10.1
Amortization of debt discount(1)	—	—	—	15.7	18.5	34.2	—	—	—	31.4	36.7	68.1
Amortization of debt issuance costs	0.7	1.1	1.8	0.6	0.7	1.3	1.4	2.2	3.6	1.1	1.4	2.5
Total interest expense	$3.8	$3.0	$6.8	$19.4	$21.1	$40.5	$7.7	$6.0	$13.7	$38.8	$41.9	$80.7
Effective interest rate	0.9%	0.6%		5.2%	5.4%		0.9%	0.6%		5.2%	5.4%
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
The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the applicable series of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the applicable series of the Notes. The Note Hedges will expire upon maturity of the applicable series of the Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series will not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. The aggregate amounts paid for the Note Hedges are included in additional paid-in capital on our condensed consolidated balance sheets.
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
The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the applicable strike price for such series of Warrants. The Warrants are separate transactions and are not part of either series of Notes or Note Hedges and are not remeasured through earnings each reporting period. Holders of the Notes of either series will not have any rights with respect to the Warrants. The

Table of Content
aggregate proceeds received from the sale of the Warrants are included in additional paid-in capital on our condensed consolidated balance sheets.
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
As of January 31, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future purchase commitments under these arrangements, excluding obligations under contracts that we can cancel without a significant penalty as of January 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Manufacturing purchase commitments	$422.6	$155.6	$162.0	$30.0	$35.0	$40.0	$—
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Other purchase commitments	$2,032.0	$50.5	$189.7	$363.7	$412.4	$531.6	$484.1
Additionally, we have a $162.9 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2022, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

Table of Content
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
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Number of shares repurchased	1.0	—	1.0	2.1
Weighted average price per share (1)	$533.80	$—	$533.80	$242.44
Aggregate purchase price (1)	$550.0	$—	$550.0	$500.0
______________
(1)     Includes transaction costs
As of January 31, 2022, $450.0 million remained available for future share repurchases under our current repurchase authorization.

12. Equity Award Plans
2021 Equity Incentive Plan
Our 2021 Equity Incentive Plan (our “2021 Plan”) became effective in December 2021 and replaced the 2012 Equity Incentive Plan. Our 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance share awards (“PSAs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) to our employees, directors, and consultants.
The majority of our equity awards are RSUs, which generally vest over a period of three to four years from the date of grant.
We grant PSUs to certain employees, which vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year, and market conditions, if applicable.
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
A total of 4.5 million shares of our common stock are reserved for issuance pursuant to our 2021 Plan as of January 31, 2022.

Table of Content
PSO Activities
The following table summarizes the PSO activity under our stock plans during the reporting period (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2021	2.8	$194.14	4.2	$566.8
Forfeited	(0.1)	$184.24
Balance—January 31, 2022	2.7	$194.55	3.7	$858.0
Exercisable—January 31, 2022	2.7	$194.55	3.7	$858.0
RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2021	6.9	$257.56	$2,760.2	1.3	$292.93	$498.4
Granted(1)	1.4	$484.82		0.3	$328.45
Vested	(1.6)	$244.56		(0.3)	$246.57
Forfeited	(0.4)	$263.25		(0.1)	$313.10
Balance—January 31, 2022	6.3	$311.58	$3,245.6	1.2	$311.95	$605.2
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
During the six months ended January 31, 2022, we granted 0.1 million shares of PSUs, which contain service, performance and market conditions. The performance condition is based on revenue growth, whereas the market condition measures our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. In addition to this grant, we have also approved the future grant of 0.1 million shares of PSUs with similar terms, which will be considered granted at the time their related vesting conditions are established in the next two years. The fair value of the PSUs subject to the market condition is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the grant-date fair value of our PSUs granted during the six months ended January 31, 2022:

Volatility	31.6% - 38.0%
Expected term (in years)	1.0 - 3.0
Dividend yield	0.0%
Risk-free interest rate	0.1% - 0.4%
Grant-date fair value per share	$387.82 - $420.66

Table of Content
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Cost of product revenue	$2.3	$1.6	$4.6	$3.1
Cost of subscription and support revenue	27.7	23.8	54.4	46.0
Research and development	123.6	103.6	249.2	199.0
Sales and marketing	79.8	69.7	153.1	134.6
General and administrative	31.7	42.4	64.1	71.3
Total share-based compensation	$265.1	$241.1	$525.4	$454.0
As of January 31, 2022, total compensation cost related to unvested share-based awards not yet recognized was $2.1 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years.
13. Income Taxes
For the three and six months ended January 31, 2022, our provision for income taxes reflected an effective tax rate of negative 15.7% and negative 14.6%, respectively. For the three and six months ended January 31, 2021, our provision for income taxes reflected an effective tax rate of negative 9.5% and negative 10.5%, respectively. Our effective tax rates for the three and six months ended January 31, 2022 and 2021 were negative as we recorded provision for income taxes on year-to-date losses. Our taxes are primarily due to foreign income tax and withholding tax. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
14. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Net loss	$(93.5)	$(142.3)	$(197.1)	$(234.5)
Weighted-average shares used to compute net loss per share, basic and diluted	98.2	95.9	97.9	95.7
Net loss per share, basic and diluted	$(0.95)	$(1.48)	$(2.01)	$(2.45)
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Six Months Ended
	January 31,
	2022	2021
Convertible senior notes	13.1	13.1
Warrants related to the issuance of convertible senior notes	13.1	13.1
RSUs and PSUs	7.5	8.9
Options to purchase common stock, including PSOs	2.7	3.0
Restricted stock awards and performance-based stock awards	0.2	0.5
ESPP shares	0.3	0.3
Total	36.9	38.9

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: the effects of supply chain challenges and the global chip and component shortages and other factors affecting the manufacture, delivery and cost of certain of our products; expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash, investments and available financing instruments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease discovered in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2022 to the three and six months ended January 31, 2021.
•Liquidity and Capital Resources. An analysis of changes on our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.
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
Cloud Security:
•Enabling cloud security through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Application Protection Platform (“CNAPP”), secures multi- and hybrid-cloud environments and cloud native applications, integrating security across the full deployment lifecycle. VM-Series and CN-Series enforce in-line network security in multi- and hybrid-cloud environments.
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
For the second quarter of fiscal 2022 and 2021, total revenue was $1.3 billion and $1.0 billion, respectively, representing year-over-year growth of 29.5%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of January 31, 2022, we had end-customers in over 170 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $308.0 million, or 23.4% of total revenue, for the second quarter of fiscal 2022, representing year-over-year growth of 20.9%. Product revenue is generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.0 billion, or 76.6% of total revenue, for the second quarter of fiscal 2022, representing year-over-year growth of 32.4%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation and acquire businesses as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-

Table of Content
customers and improving our competitive position. For example, in November 2021, we launched Prisma Cloud 3.0, a single unified platform that secures infrastructure, applications, data and entitlements across cloud environments and Prisma Access 3.0 that delivers next generation cloud access security broker (“CASB”) protecting against threats that originate from SaaS applications.
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
Impact of COVID-19 and Other Macroeconomic Factors on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in, and is expected to continue to result in significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, which has been modified to provide employees with the choice to work in certain of our offices when and as they feel comfortable, we have not experienced significant disruptions in our work operations. We are conducting business as usual with modifications to employee travel and continue to hold most of the marketing events virtually. We expect these changes will substantially remain in effect in the third quarter of fiscal 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while working remotely.
Although some end-customers adopted Prisma Access as their secure work-from-home solution for the longer term, COVID-19 has affected our end-customers’ spending and could lead them to delay or defer purchasing decisions, and lengthen sales cycles and payment terms, which could materially adversely impact our business, results of operations, and overall financial performance. Also, certain of our end-customers or partners have been and others may become credit or cash constrained, making it difficult for them to fulfill their payment obligations to us. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The global supply chain and the semiconductor industry are experiencing significant challenges. We have seen supply chain challenges increase, including chip and component shortages, which have, in certain cases, caused delays for us in acquiring chips, components and inventory and have resulted in increased costs as compared to historic levels. While we incurred increased costs and experienced increased lead time for certain product deliveries to our end-customers, we continue to work to minimize the effects from supply chain challenges. Given the dynamic nature of these circumstances, the full impact of COVID-19 and other macroeconomic factors on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Table of Content
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “Results of Operations.”

	January 31, 2022	July 31, 2021

	(in millions)
Total deferred revenue	$5,449.2	$5,024.0
Cash, cash equivalents, and investments	$4,191.3	$3,789.4

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(dollars in millions)
Total revenue	$1,316.9	$1,016.9	$2,564.3	$1,962.9
Total revenue year-over-year percentage increase	29.5%	24.5%	30.6%	23.6%
Gross margin	69.2%	69.8%	69.4%	70.2%
Operating loss	$(73.9)	$(88.8)	$(156.6)	$(133.3)
Operating margin	(5.6)%	(8.7)%	(6.1)%	(6.8)%
Billings	$1,607.9	$1,214.7	$2,989.5	$2,297.5
Billings year-over-year percentage increase	32.4%	21.6%	30.1%	21.2%
Cash flow provided by operating activities			$1,071.5	$899.4
Free cash flow (non-GAAP)			$956.2	$837.7
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in millions)		(in millions)
Billings:
Total revenue	$1,316.9	$1,016.9	$2,564.3	$1,962.9
Add: change in total deferred revenue, net of acquired deferred revenue	291.0	197.8	425.2	334.6
Billings	$1,607.9	$1,214.7	$2,989.5	$2,297.5
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

	Six Months Ended January 31,
	2022	2021

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,071.5	$899.4
Less: purchases of property, equipment, and other assets	115.3	61.7
Free cash flow (non-GAAP)	$956.2	$837.7
Net cash used in investing activities	$(504.2)	$(1,270.6)
Net cash used in financing activities	$(519.8)	$(469.9)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$308.0	23.4%	$254.7	25.0%	$603.5	23.5%	$492.0	25.1%
Subscription and support	1,008.9	76.6%	762.2	75.0%	1,960.8	76.5%	1,470.9	74.9%
Total revenue	1,316.9	100.0%	1,016.9	100.0%	2,564.3	100.0%	1,962.9	100.0%
Cost of revenue:
Product	97.8	7.4%	75.6	7.4%	186.7	7.3%	137.8	7.0%
Subscription and support	307.5	23.4%	232.0	22.8%	599.2	23.3%	447.6	22.8%
Total cost of revenue(1)	405.3	30.8%	307.6	30.2%	785.9	30.6%	585.4	29.8%
Total gross profit	911.6	69.2%	709.3	69.8%	1,778.4	69.4%	1,377.5	70.2%
Operating expenses:
Research and development	359.0	27.3%	266.7	26.2%	698.5	27.2%	504.1	25.7%
Sales and marketing	528.8	40.1%	427.4	42.1%	1,034.7	40.4%	816.0	41.6%
General and administrative	97.7	7.4%	104.0	10.2%	201.8	7.9%	190.7	9.7%
Total operating expenses(1)	985.5	74.8%	798.1	78.5%	1,935.0	75.5%	1,510.8	77.0%
Operating loss	(73.9)	(5.6)%	(88.8)	(8.7)%	(156.6)	(6.1)%	(133.3)	(6.8)%
Interest expense	(6.8)	(0.5)%	(40.7)	(4.0)%	(13.7)	(0.5)%	(80.9)	(4.1)%
Other income (expense), net	(0.1)	—%	(0.5)	(0.1)%	(1.7)	(0.1)%	1.9	0.1%
Loss before income taxes	(80.8)	(6.1)%	(130.0)	(12.8)%	(172.0)	(6.7)%	(212.3)	(10.8)%
Provision for income taxes	12.7	1.0%	12.3	1.2%	25.1	1.0%	22.2	1.1%
Net loss	$(93.5)	(7.1)%	$(142.3)	(14.0)%	$(197.1)	(7.7)%	$(234.5)	(11.9)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021

	(in millions)
Cost of product revenue	$2.3	$1.6	$4.6	$3.1
Cost of subscription and support revenue	27.7	23.8	54.4	46.0
Research and development	123.6	103.6	249.2	199.0
Sales and marketing	79.8	69.7	153.1	134.6
General and administrative	31.7	42.4	64.1	71.3
Total share-based compensation	$265.1	$241.1	$525.4	$454.0

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$308.0	$254.7	$53.3	20.9%	$603.5	$492.0	$111.5	22.7%
Product revenue for the three and six months ended January 31, 2022 increased compared to the same periods in 2021 primarily due to increased demand for our new and existing product offerings in both periods.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$618.0	$461.7	$156.3	33.9%	$1,196.8	$889.7	$307.1	34.5%
Support	390.9	300.5	90.4	30.1%	764.0	581.2	182.8	31.5%
Total subscription and support	$1,008.9	$762.2	$246.7	32.4%	$1,960.8	$1,470.9	$489.9	33.3%
Subscription and support revenue increased for the three and six months ended January 31, 2022 compared to the same periods in 2021. The increase in both periods was due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$915.9	$689.8	$226.1	32.8%	$1,782.6	$1,356.3	$426.3	31.4%
EMEA	252.2	206.2	46.0	22.3%	486.0	379.6	106.4	28.0%
APAC	148.8	120.9	27.9	23.1%	295.7	227.0	68.7	30.3%
Total revenue	$1,316.9	$1,016.9	$300.0	29.5%	$2,564.3	$1,962.9	$601.4	30.6%
With respect to geographic theaters, the increase in revenue for the three and six months ended January 31, 2022 compared to the same periods in 2021 was driven primarily by the Americas, due to its larger sales force and a larger percentage of our customers located in the Americas. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three and six months ended January 31, 2022 compared to the same periods in 2021 due to continued investment in our global sales force to support our growth and increase our customer base in the regions.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$97.8	$75.6	$22.2	29.4%	$186.7	$137.8	$48.9	35.5%
Number of employees at period end	134	118	16	13.6%	134	118	16	13.6%
Cost of product revenue increased for the three and six months ended January 31, 2022 compared to the same periods in 2021, primarily due to an increase in product volume in both periods. The remaining increase was due to higher costs related to our product offerings in both periods, primarily driven by supply chain challenges.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$307.5	$232.0	$75.5	32.5%	$599.2	$447.6	$151.6	33.9%
Number of employees at period end	2,380	1,697	683	40.2%	2,380	1,697	683	40.2%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2022 compared to the same periods in 2021, primarily due to personnel costs, which grew $38.4 million to $138.6 million for the three months ended January 31, 2022 compared to the same period in 2021, and grew $73.6 million to $261.4 million for the six months ended January 31, 2022 compared to the same period in 2021 primarily due to headcount growth. The remaining increase for both periods was primarily due to increased outside service costs for global customer support resulting from the expansions of our customer base and product portfolio, and cloud hosting service costs to support our cloud-based subscription offerings.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, the average sales price of our products, cloud hosting service costs, personnel costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. For sales of our products, our virtual and higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to vary over time depending on the factors described above.

	Three Months Ended January 31,				Six Months Ended January 31,
	2022		2021		2022		2021
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$210.2	68.2%	$179.1	70.3%	$416.8	69.1%	$354.2	72.0%
Subscription and support	701.4	69.5%	530.2	69.6%	1,361.6	69.4%	1,023.3	69.6%
Total gross profit	$911.6	69.2%	$709.3	69.8%	$1,778.4	69.4%	$1,377.5	70.2%

Table of Content
Product gross margin decreased for the three and six months ended January 31, 2022 compared to the same periods in 2021, primarily due to product mix and higher costs related to our product offerings in both periods, primarily driven by supply chain challenges.
Subscription and support gross margin was relatively flat for the three and six months ended January 31, 2022 compared to the same periods in 2021.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. In response to COVID-19, we made modifications to employee travel beginning in March 2020, and we continue to hold most of the marketing events virtually. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$359.0	$266.7	$92.3	34.6%	$698.5	$504.1	$194.4	38.6%
Number of employees at period end	2,880	2,195	685	31.2%	2,880	2,195	685	31.2%
Research and development expense increased for the three and six months ended January 31, 2022 compared to the same periods in 2021 primarily due to personnel costs, which grew $70.2 million to $286.2 million for the three months ended January 31, 2022 compared to the same period in 2021, and grew $149.1 million to $553.1 million for the six months ended January 31, 2022 compared to the same period in 2021. The increase in personnel costs in both periods was primarily due to headcount growth.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and allocated shared costs. We continue to strategically invest in headcount and have grown our sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to grow customer base, increase touch points with end-customers and expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$528.8	$427.4	$101.4	23.7%	$1,034.7	$816.0	$218.7	26.8%
Number of employees at period end	4,826	4,065	761	18.7%	4,826	4,065	761	18.7%
Sales and marketing expense increased for the three and six months ended January 31, 2022 compared to the same periods in 2021, primarily due to personnel costs, which grew $79.8 million to $403.2 million for the three months ended January 31, 2022 compared to the same period in 2021, and grew $167.5 million to $784.2 million for the six months ended January 31, 2022 compared to the same period in 2021. The increase in personnel costs in both periods was largely due to headcount growth. The increase in the six months ended January 31, 2022 was also driven by an increase in costs associated with go-to-market initiatives, including advertising.
General and Administrative
General and administrative expense consists primarily of personnel costs and allocated shared costs for our executive, finance, human resources, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and

Table of Content
other consulting costs. General and administrative expense also includes certain non-recurring general expenses. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, and insurance, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$97.7	$104.0	$(6.3)	(6.1)%	$201.8	$190.7	$11.1	5.8%
Number of employees at period end	1,307	963	344	35.7%	1,307	963	344	35.7%
General and administrative expense decreased for the three months ended January 31, 2022 compared to the same period in 2021. The decrease was primarily due to share-based compensation related to accelerated vesting of equity awards and transaction costs incurred in connection with acquisitions during the three months ended January 31, 2021, which did not recur in the three months ended January 31, 2022. The decrease was partially offset by an increase in personnel costs due to headcount growth in the three months ended January 31, 2022. Total personnel costs, including share-based compensation related to accelerated vesting of equity awards in connection with acquisitions, decreased by $2.9 million to $69.3 million for the three months ended January 31, 2022 compared to the same period in 2021. General and administrative expense increased for the six months ended January 31, 2022 compared to the same period in 2021 primarily due to personnel costs, which increased $11.0 million to $136.7 million for the six months ended January 31, 2022. The increase in personnel costs in the six months ended January 31, 2022 was primarily due to headcount growth, partially offset by lower share-based compensation related to accelerated vesting of equity awards in connection with acquisitions compared to the same period in 2021.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$6.8	$40.7	$(33.9)	(83.3)%	$13.7	$80.9	$(67.2)	(83.1)%
Interest expense decreased for the three and six months ended January 31, 2022 compared to the same periods in 2021 primarily because we no longer recognize interest expense for amortization of the debt discount as a result of the adoption of new debt guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended January 31,				Six Months Ended January 31,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income (expense), net	$(0.1)	$(0.5)	$0.4	(80.0)%	$(1.7)	$1.9	$(3.6)	(189.5)%
The change in other income (expense), net for the three months ended January 31, 2022 compared to the same period in 2021 was primarily due to a decrease in foreign currency transaction losses. The change in other income (expense), net for the six months ended January 31, 2022 compared to the same period in 2021 was primarily due to an increase in foreign currency remeasurement losses.

Table of Content
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Our valuation allowance has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures.

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in millions)
Provision for income taxes	$12.7	$12.3	$0.4	3.3%	$25.1	$22.2	$2.9	13.1%
Effective tax rate	(15.7)%	(9.5)%			(14.6)%	(10.5)%
Our income taxes for the three and six months ended January 31, 2022 and 2021 were primarily due to foreign income taxes in profitable jurisdictions and withholding taxes. Our effective tax rate varied for the three and six months ended January 31, 2022 compared to the same periods in 2021 primarily due to our valuation allowance. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2022	July 31, 2021

	(in millions)
Working capital(1)	$(2,537.8)	$(469.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,922.7	$1,874.2
Investments	2,268.6	1,915.2
Total cash, cash equivalents, and investments	$4,191.3	$3,789.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion and $1.6 billion as of January 31, 2022 and July 31, 2021, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of January 31, 2022, our total cash, cash equivalents, and investments of $4.2 billion were held for general corporate purposes, of which approximately $854.2 million was held outside of the United States. As of January 31, 2022, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended January 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2022. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending April 30, 2022. As of January 31, 2022, substantially all of our Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of January 31, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Table of Content
Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020 and August 2021, our board of directors authorized an additional $700.0 million and $676.1 million increase, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. As of January 31, 2022, $450.0 million remained available for future share repurchases under this repurchase program. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028, with the most significant leases relating to corporate headquarters in Santa Clara, California. As of January 31, 2022, we have total of $344.5 million operating lease obligations recorded on our condensed consolidated balance sheet.
As of January 31, 2022, our purchase obligations including commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers, totaled $2.6 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments,
Cash Flows
The following table summarizes our cash flows for the six months ended January 31, 2022 and 2021:

	Six Months Ended January 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$1,071.5	$899.4
Net cash used in investing activities	(504.2)	(1,270.6)
Net cash used in financing activities	(519.8)	(469.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$47.5	$(841.1)
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the repayment obligations associated with our Notes, the investments in our corporate headquarters, the continuing market acceptance of our products and subscription and support offerings, and macroeconomic events such as COVID-19. In addition, from time to time we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the six months ended January 31, 2022 was $1,071.5 million, an increase of $172.1 million compared to the same period in 2021. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the six months ended January 31, 2022, partially offset by higher cash expenditure to support our business growth.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.

Table of Content
Cash used in investing activities during the six months ended January 31, 2022 was $504.2 million, a decrease of $766.4 million compared to the same period in 2021. The decrease was primarily due to a decrease in net cash payments for business acquisitions and an increase in proceeds from sales and maturities of investments during the six months ended January 31, 2022.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and proceeds from sales of shares through employee equity incentive plans.
Cash used in financing activities during the six months ended January 31, 2022 was $519.8 million, an increase of $49.9 million compared to the same period in 2021. The increase was primarily due to higher repurchases of our common stock during the six months ended January 31, 2022.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
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
•The ongoing global COVID-19 pandemic could harm our business and results of operations.
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

Table of Content
Risks Related to Our Business and Our Industry
The ongoing global COVID-19 pandemic could harm our business and results of operations.
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This pandemic has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home beginning in March 2020, which continued through the second quarter of fiscal 2022 and may continue into future quarters. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 will likely continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; and changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap. We have also seen supply chain challenges increase significantly, including chip and component shortages (in some cases, attributable to labor shortages), and we do not have sufficient inventory of certain of our products to promptly meet customer demand. As a result, we have experienced extended sales cycles and increased costs for chips and components compared to historic levels; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2021 to the end of the second quarter of fiscal 2022, our headcount increased from 10,473 to 11,527 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that continues to cause economic uncertainty. In addition, the instability in the global credit markets, shortages and delays related to the global supply chain challenges, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies, such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions.
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
We experienced revenue growth rates of 30.6% and 23.6% in the six months ended January 31, 2022 and the six months ended January 31, 2021, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.6 billion as of January 31, 2022. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 76.5% of total revenue in the six months ended January 31, 2022 and 74.9% of total revenue in the six months ended January 31, 2021. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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
We acquire other businesses, which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions and may dilute stockholder value.
As part of our business strategy, we acquire and make investments in complementary companies, products, or technologies. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces.

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
Our products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, a power outage, or health risks, such as epidemics and pandemics like COVID-19, and as a result have impaired, and could impair in the future, the volume of components that we are able to obtain. Lead times for components have also been adversely impacted by factors outside of our control including COVID-19 and the recent global shortage of semiconductors. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor market, which could reduce our flexibility to react to product mix changes and unforecasted orders. In addition, we have experienced increased costs because of these shortages.
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
Further, we are subject to risks associated with changes in economic and political conditions in countries in which we operate or sell our products and subscriptions. For instance, Brexit creates an uncertain political and economic environment in the United Kingdom (“U.K.”) and across European Union (“E.U.”) member states for the foreseeable future. On January 31, 2020 the U.K. left the E.U. and the EU/UK Trade and Cooperation Agreement came into force on January 1, 2021. At this time, we cannot predict the impact that the Brexit deal and any future agreements will have on our business. Our financial condition and operating results may be impacted by such uncertainty with potential disruptions to our relationships with existing and future customers, suppliers and employees all possibly having a material adverse impact on our business, prospects, financial condition and/or operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2022, the total notional amount of our outstanding foreign currency forward contracts was $584.4 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
For the six months ended January 31, 2022, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 54.4% of our total revenue. As of January 31, 2022, four distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 53.9% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the six months ended January 31, 2022, failure to do so in the future could have a material adverse effect on our business.
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
In the United States, companies that do business in California are subject to the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, afford such consumers certain rights regarding their personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and the California Attorney General has issued initial and revised regulations that also govern the CCPA. It remains unclear how this legislation will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state-based privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes the California Privacy Rights Act (“CPRA”) which was approved by California voters, and significantly modifies the CCPA.
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

Table of Content
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for or benefit from income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, including uncertainty in the current economic environment due to COVID-19, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
The E.U. RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Our current products comply with the E.U. RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g. a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective February 1, 2022 through April 30, 2022, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their notes, we would be obligated to pay $3.7 billion to the Noteholders. Under the terms of the Notes, we would also be required to issue shares of common stock, which would be covered by the Note Hedges. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $311.56 to $572.67, as measured through February 14, 2022. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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
As of January 31, 2022, we had $450.0 million available under our share repurchase program, which will expire on December 31, 2022. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

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

Table of Content
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
General Risk Factors
Our business is subject to the risks of earthquakes, fire, power outages, floods, health risks and other catastrophic events, and to interruption by man-made problems, such as terrorism.
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

Table of Content
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended January 31, 2022, we issued a total of 8,672 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisitions of Aporeto Inc., the Crypsis Group and Gamma Networks, Inc. (the “Transactions”).
The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2021 to November 30, 2021	—	$—	—	$1,000.0
December 1, 2021 to December 31, 2021(2)	1.0	$533.71	1.0	$450.0
January 1, 2022 to January 31, 2022(2)	0.0	$519.67	—	$450.0
Total	1.0	$533.63	1.0
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

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	2021 Equity Incentive Plan and related form agreements under 2021 Equity Incentive Plan, as amended.	S-8	333-261697	99.1	December 16, 2021

10.2*	2021 Equity Incentive Plan Form of Global Stock Option Award Agreement	S-8	333-261697	99.2	December 16, 2021

10.3*	2021 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	333-261697	99.3	December 16, 2021

10.4*	Outside Director Compensation Policy, as amended

10.5*	Second Addendum to Employment Offer Letter by and between the Registrant and Amit Singh, dated January 28, 2022

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2022 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 22, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 22, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)