Form 10-Q
period 2022-04-30
Palo Alto Networks Inc
filed 2022-05-20
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 12, 2022 was 99,635,390.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	April 30, 2022	July 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,419.9	$1,874.2
Short-term investments	1,454.7	1,026.9
Accounts receivable, net of allowance for credit losses of $9.6 and $11.2 at April 30, 2022 and July 31, 2021, respectively	1,240.6	1,240.4
Short-term deferred contract costs	286.8	276.5
Prepaid expenses and other current assets	295.6	229.3
Total current assets	5,697.6	4,647.3
Property and equipment, net	355.6	318.4
Operating lease right-of-use assets	239.9	262.9
Long-term investments	714.7	888.3
Long-term deferred contract costs	480.3	494.6
Goodwill	2,731.3	2,710.1
Intangible assets, net	412.1	498.6
Other assets	468.5	421.4
Total assets	$11,100.0	$10,241.6
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$108.0	$56.9
Accrued compensation	365.2	430.6
Accrued and other liabilities	375.4	329.4
Deferred revenue	3,152.9	2,741.9
Convertible senior notes, net	3,675.7	1,557.9
Total current liabilities	7,677.2	5,116.7
Convertible senior notes, net	—	1,668.1
Long-term deferred revenue	2,706.5	2,282.1
Long-term operating lease liabilities	275.7	313.4
Other long-term liabilities	103.0	97.7
Commitments and contingencies (Note 10)
Temporary equity	—	129.1
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at April 30, 2022 and July 31, 2021	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 99.6 and 97.3 shares issued and outstanding at April 30, 2022 and July 31, 2021, respectively	2,066.3	2,311.2
Accumulated other comprehensive loss	(58.3)	(9.9)
Accumulated deficit	(1,670.4)	(1,666.8)
Total stockholders’ equity	337.6	634.5
Total liabilities, temporary equity and stockholders’ equity	$11,100.0	$10,241.6
See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Revenue:
Product	$351.5	$288.9	$955.0	$780.9
Subscription and support	1,035.2	785.0	2,996.0	2,255.9
Total revenue	1,386.7	1,073.9	3,951.0	3,036.8
Cost of revenue:
Product	126.0	81.9	312.7	219.7
Subscription and support	314.5	248.7	913.7	696.3
Total cost of revenue	440.5	330.6	1,226.4	916.0
Total gross profit	946.2	743.3	2,724.6	2,120.8
Operating expenses:
Research and development	355.4	311.0	1,053.9	815.1
Sales and marketing	543.6	448.0	1,578.3	1,264.0
General and administrative	94.8	94.7	296.6	285.4
Total operating expenses	993.8	853.7	2,928.8	2,364.5
Operating loss	(47.6)	(110.4)	(204.2)	(243.7)
Interest expense	(6.8)	(41.0)	(20.5)	(121.9)
Other income, net	1.9	1.0	0.2	2.9
Loss before income taxes	(52.5)	(150.4)	(224.5)	(362.7)
Provision for (benefit from) income taxes	20.7	(5.3)	45.8	16.9
Net loss	$(73.2)	$(145.1)	$(270.3)	$(379.6)
Net loss per share, basic and diluted	$(0.74)	$(1.50)	$(2.75)	$(3.95)
Weighted-average shares used to compute net loss per share, basic and diluted	98.9	96.9	98.2	96.1

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net loss	$(73.2)	$(145.1)	$(270.3)	$(379.6)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(14.6)	(0.8)	(25.6)	(2.4)
Change in unrealized gains (losses) on cash flow hedges	(13.5)	(5.5)	(22.8)	(4.5)
Other comprehensive income (loss)	(28.1)	(6.3)	(48.4)	(6.9)
Comprehensive loss	$(101.3)	$(151.4)	$(318.7)	$(386.5)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended April 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	98.5	$1,745.2	$(30.2)	$(1,597.2)	$117.8
Net loss	—	—	—	(73.2)	(73.2)
Other comprehensive loss	—	—	(28.1)	—	(28.1)
Issuance of common stock in connection with employee equity incentive plans	1.1	77.8	—	—	77.8
Taxes paid related to net share settlement of equity awards	—	(11.2)	—	—	(11.2)
Share-based compensation for equity-based awards	—	254.5	—	—	254.5
Balance as of April 30, 2022	99.6	$2,066.3	$(58.3)	$(1,670.4)	$337.6

	Three Months Ended April 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	97.2	$2,429.8	$9.9	$(1,402.4)	$1,037.3
Net loss	—	—	—	(145.1)	(145.1)
Other comprehensive loss	—	—	(6.3)	—	(6.3)
Issuance of common stock in connection with employee equity incentive plans	1.2	58.0	—	—	58.0
Taxes paid related to net share settlement of equity awards	—	(6.6)	—	—	(6.6)
Share-based compensation for equity-based awards	—	248.7	—	—	248.7
Repurchase and retirement of common stock	(1.0)	(350.0)	—	—	(350.0)
Temporary equity reclassification	—	161.2	—	—	161.2
Balance as of April 30, 2021	97.4	$2,541.1	$3.6	$(1,547.5)	$997.2

Table of Content

	Nine Months Ended April 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	97.3	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(270.3)	(270.3)
Other comprehensive loss	—	—	(48.4)	—	(48.4)
Issuance of common stock in connection with employee equity incentive plans	3.3	137.0	—	—	137.0
Taxes paid related to net share settlement of equity awards	—	(39.8)	—	—	(39.8)
Share-based compensation for equity-based awards	—	789.8	—	—	789.8
Repurchase and retirement of common stock	(1.0)	(550.0)	—	—	(550.0)
Balance as of April 30, 2022	99.6	$2,066.3	$(58.3)	$(1,670.4)	$337.6

	Nine Months Ended April 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	96.3	$2,259.2	$10.5	$(1,167.9)	$1,101.8
Net loss	—	—	—	(379.6)	(379.6)
Other comprehensive loss	—	—	(6.9)	—	(6.9)
Issuance of common stock in connection with employee equity incentive plans	2.9	103.7	—	—	103.7
Taxes paid related to net share settlement of equity awards	—	(22.0)	—	—	(22.0)
Share-based compensation for equity-based awards	—	709.5	—	—	709.5
Repurchase and retirement of common stock	(3.1)	(850.0)	—	—	(850.0)
Issuance of common and restricted common stock in connection with acquisitions	1.3	340.7	—	—	340.7
Balance as of April 30, 2021	97.4	$2,541.1	$3.6	$(1,547.5)	$997.2

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(270.3)	$(379.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	771.5	664.5
Depreciation and amortization	210.1	191.6
Amortization of deferred contract costs	261.1	208.3
Amortization of debt discount and debt issuance costs	5.4	106.5
Amortization of operating lease right-of-use assets	37.5	32.6
Amortization of investment premiums, net of accretion of purchase discounts	10.5	9.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(0.1)	301.3
Deferred contract costs	(257.1)	(235.1)
Prepaid expenses and other assets	(98.9)	(135.5)
Accounts payable	51.6	3.4
Accrued compensation	(65.4)	(72.7)
Accrued and other liabilities	(30.3)	(64.4)
Deferred revenue	835.4	547.1
Net cash provided by operating activities	1,461.0	1,177.2
Cash flows from investing activities
Purchases of investments	(1,296.4)	(1,494.1)
Proceeds from sales of investments	289.2	36.7
Proceeds from maturities of investments	716.9	845.1
Business acquisitions, net of cash acquired	(17.4)	(777.3)
Purchases of property, equipment, and other assets	(153.6)	(88.6)
Net cash used in investing activities	(461.3)	(1,478.2)
Cash flows from financing activities
Repurchases of common stock	(550.0)	(850.0)
Proceeds from sales of shares through employee equity incentive plans	136.3	103.7
Payments for taxes related to net settlement of equity awards	(39.8)	(21.9)
Payments for debt issuance costs	—	(0.2)
Net cash used in financing activities	(453.5)	(768.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	546.2	(1,069.4)
Cash, cash equivalents, and restricted cash - beginning of period	1,880.1	2,961.7
Cash, cash equivalents, and restricted cash - end of period	$2,426.3	$1,892.3
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,419.9	$1,886.1
Restricted cash included in prepaid expenses and other current assets	6.4	5.2
Restricted cash included in other assets	—	1.0
Total cash, cash equivalents, and restricted cash	$2,426.3	$1,892.3

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(2.5)	$(365.4)
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the economic environment such as the global impact of the coronavirus disease discovered in 2019 (“COVID-19”).
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except for the change in our accounting policies due to our adoption of recently issued guidance. Refer to “Recently Adopted Accounting Pronouncements” below.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenue:
Americas
United States	$887.2	$683.1	$2,557.5	$1,950.3
Other Americas	61.5	49.3	173.8	138.4
Total Americas	948.7	732.4	2,731.3	2,088.7
Europe, the Middle East, and Africa (“EMEA”)	269.5	211.0	755.5	590.6
Asia Pacific and Japan (“APAC”)	168.5	130.5	464.2	357.5
Total revenue	$1,386.7	$1,073.9	$3,951.0	$3,036.8
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenue:
Product	$351.5	$288.9	$955.0	$780.9
Subscription and support
Subscription	639.8	473.8	1,836.6	1,363.5
Support	395.4	311.2	1,159.4	892.4
Total subscription and support	1,035.2	785.0	2,996.0	2,255.9
Total revenue	$1,386.7	$1,073.9	$3,951.0	$3,036.8
Deferred Revenue
During the nine months ended April 30, 2022 and 2021, we recognized approximately $2.2 billion and $1.6 billion of revenue pertaining to amounts that were deferred as of July 31, 2021 and 2020, respectively.

Table of Content
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $6.9 billion as of April 30, 2022, of which we expect to recognize approximately $3.6 billion over the next 12 months and the remainder thereafter.
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

Table of Content
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2022 and July 31, 2021 (in millions):

	April 30, 2022				July 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$923.0	$—	$—	$923.0	$124.2	$—	$—	$124.2
Certificates of deposit	—	50.0	—	50.0	—	150.4	—	150.4
Commercial paper	—	17.9	—	17.9	—	—	—	—
Corporate debt securities	—	3.9	—	3.9	—	1.0	—	1.0
U.S. government and agency securities	—	—	—	—	—	116.3	—	116.3
Total cash equivalents	923.0	71.8	—	994.8	124.2	267.7	—	391.9
Short-term investments:
Certificates of deposit	—	205.5	—	205.5	—	12.4	—	12.4
Commercial paper	—	11.0	—	11.0	—	—	—	—
Corporate debt securities	—	351.4	—	351.4	—	208.9	—	208.9
U.S. government and agency securities	—	826.7	—	826.7	—	762.1	—	762.1
Non-U.S. government and agency securities		60.1		60.1		43.5		43.5
Total short-term investments	—	1,454.7	—	1,454.7	—	1,026.9	—	1,026.9
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.0	—	5.0
Corporate debt securities	—	393.2	—	393.2	—	180.7	—	180.7
U.S. government and agency securities	—	242.9	—	242.9	—	674.1	—	674.1
Non-U.S. government and agency securities	—	—	—	—	—	28.5	—	28.5
Asset-backed securities	—	78.6	—	78.6	—	—	—	—
Total long-term investments	—	714.7	—	714.7	—	888.3	—	888.3
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.3	—	0.3	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	0.3	—	0.3	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	—	—	—	—	0.1	—	0.1
Total other assets:	—	—	—	—	—	0.1	—	0.1
Total assets measured at fair value	$923.0	$2,241.5	$—	$3,164.5	$124.2	$2,187.1	$—	$2,311.3

Accrued and other liabilities:
Foreign currency forward contracts	$—	$31.6	$—	$31.6	$—	$6.4	$—	$6.4
Total accrued and other liabilities	—	31.6	—	31.6	—	6.4	—	6.4
Other long-term liabilities:
Foreign currency forward contracts	—	1.0	—	1.0	—	0.5	—	0.5
Total other long-term liabilities	—	1.0	—	1.0	—	0.5	—	0.5
Total liabilities measured at fair value	$—	$32.6	$—	$32.6	$—	$6.9	$—	$6.9

Table of Content
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2022 and July 31, 2021.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2022 and July 31, 2021 (in millions):

	April 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$50.0	$—	$—	$50.0
Commercial paper	17.9	—	—	17.9
Corporate debt securities	3.9	—	—	3.9
Total available-for-sale cash equivalents	$71.8	$—	$—	$71.8
Investments:
Certificates of deposit	$205.5	$—	$—	$205.5
Commercial paper	11.0	—	—	11.0
Corporate debt securities	755.7	—	(11.1)	744.6
U.S. government and agency securities	1,081.6	—	(12.0)	1,069.6
Non-U.S. government and agency securities	60.4	—	(0.3)	60.1
Asset-backed securities	79.3	—	(0.7)	78.6
Total available-for-sale investments	$2,193.5	$—	$(24.1)	$2,169.4

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.4	$—	$—	$150.4
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	116.3	—	—	116.3
Total available-for-sale cash equivalents	$267.7	$—	$—	$267.7
Investments:
Certificates of deposit	$17.4	$—	$—	$17.4
Corporate debt securities	389.2	0.5	(0.1)	389.6
U.S. government and agency securities	1,435.1	1.1	—	1,436.2
Non-U.S. government and agency securities	72.0	—	—	72.0
Total available-for-sale investments	$1,913.7	$1.6	$(0.1)	$1,915.2
We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended April 30, 2022 and 2021.

Table of Content
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2022, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,536.2	$1,526.5
Due between one and three years	675.2	661.3
Due between three to five years	49.6	49.1
Due between five to ten years	4.3	4.3
Total	$2,265.3	$2,241.2
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of April 30, 2022 and July 31, 2021, the carrying values of our marketable equity securities were $923.0 million and $124.2 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2022 and 2021.
5. Financing Receivables
We provide financing arrangements, primarily loans, to qualified end-user customers to purchase our products and services. The following table summarizes our short-term and long-term financing receivables as of April 30, 2022 and July 31, 2021 (in millions):

	April 30, 2022	July 31, 2021
Short-term financing receivables, gross	$118.1	$80.0
Allowance for credit losses	(1.3)	(1.0)
Short-term financing receivables, net	$116.8	$79.0
Long-term financing receivables, gross	$180.0	$198.6
Allowance for credit losses	(2.7)	(4.3)
Long-term financing receivables, net	$177.3	$194.3
There was no significant activity in allowance for credit losses during the three and nine months ended April 30, 2022 and 2021. Past due amounts on financing receivables were immaterial as of April 30, 2022 and July 31, 2021.
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
As of April 30, 2022 and July 31, 2021, the total notional amount of our outstanding foreign currency forward contracts including designated and non-designated derivative instruments was $886.7 million and $531.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our foreign currency derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021.
During the three and nine months ended April 30, 2022 and 2021, both unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) related to our cash flow hedges and amounts reclassified into earnings were not material. Unrealized gains and losses in AOCI related to our cash flow hedges as of April 30, 2022 and July 31, 2021 were not material.
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

Table of Content
8. Goodwill, Intangible Assets and Other Long-lived Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2022 (in millions):

Amount
Balance as of July 31, 2021	$2,710.1
Goodwill acquired	21.2
Balance as of April 30, 2022	$2,731.3
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2022 and July 31, 2021 (in millions):

	April 30, 2022			July 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$600.7	$(322.2)	$278.5	$596.2	$(243.8)	$352.4
Customer relationships	172.7	(46.8)	125.9	172.7	(30.6)	142.1
Acquired intellectual property	11.3	(4.5)	6.8	7.9	(3.8)	4.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	—	0.9	1.8	(1.8)	—
Total purchased intangible assets	$795.0	$(382.9)	$412.1	$788.0	$(289.4)	$498.6
We recognized amortization expense of $31.8 million and $95.3 million for the three and nine months ended April 30, 2022, respectively, and $32.8 million and $86.1 million for the three and nine months ended April 30, 2021, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of April 30, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Future amortization expense	$412.1	$31.6	$101.1	$91.1	$77.4	$55.6	$55.3
Other Long-lived Assets
During the nine months ended April 30, 2022, we purchased 4.6 acres of land adjacent to our headquarters in Santa Clara, California, along with the associated buildings, for $39.5 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our condensed consolidated balance sheet as of April 30, 2022.

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

Table of Content
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
The sale price condition for the Notes was met during the fiscal quarter ended April 30, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2022. Accordingly, the net carrying amount of the Notes was classified as a current liability on our condensed consolidated balance sheet as of April 30, 2022.

Table of Content
The following table sets forth the components of the Notes as of April 30, 2022 and July 31, 2021 (in millions):

	April 30, 2022 (1)			July 31, 2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,692.0	$2,000.0	$3,692.0	$1,692.0	$2,000.0	$3,692.0
Less: debt discount and debt issuance costs, net of amortization	(3.3)	(13.0)	(16.3)	(134.1)	(331.9)	(466.0)
Net carrying amount	$1,688.7	$1,987.0	$3,675.7	$1,557.9	$1,668.1	$3,226.0
Equity component (including amounts classified as temporary equity)	$—	$—	$—	$315.0	$403.0	$718.0
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
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.6 billion and $4.0 billion at April 30, 2022, respectively and $2.6 billion and $2.9 billion at July 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at April 30, 2022 and July 31, 2021 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended April 30,						Nine Months Ended April 30,
	2022			2021			2022			2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$3.2	$1.8	$5.0	$3.2	$1.8	$5.0	$9.5	$5.6	$15.1	$9.5	$5.6	$15.1
Amortization of debt discount(1)	—	—	—	16.0	18.6	34.6	—	—	—	47.4	55.3	102.7
Amortization of debt issuance costs	0.7	1.1	1.8	0.6	0.7	1.3	2.1	3.3	5.4	1.7	2.1	3.8
Total interest expense	$3.9	$2.9	$6.8	$19.8	$21.1	$40.9	$11.6	$8.9	$20.5	$58.6	$63.0	$121.6
Effective interest rate	0.9%	0.6%		5.2%	5.4%		0.9%	0.6%		5.2%	5.4%
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

Table of Content
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
As of April 30, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future purchase commitments under these arrangements, excluding obligations under contracts that we can cancel without a significant penalty as of April 30, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Manufacturing purchase commitments	$360.6	$84.4	$171.2	$30.0	$35.0	$40.0	$—

Table of Content
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
Other purchase commitments	$1,962.9	$18.6	$146.2	$366.5	$415.3	$531.6	$484.7
Additionally, we have a $162.8 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of April 30, 2022, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020 and August 2021, our board of directors authorized additional $700.0 million and $676.1 million increases, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Number of shares repurchased	—	1.0	1.0	3.1
Weighted average price per share (1)	$—	$321.97	$533.80	$269.89
Aggregate purchase price (1)	$—	$350.0	$550.0	$850.0
______________
(1)     Includes transaction costs
As of April 30, 2022, $450.0 million remained available for future share repurchases under our current repurchase authorization.

12. Equity Award Plans
2021 Equity Incentive Plan
Our 2021 Equity Incentive Plan (our “2021 Plan”) became effective in December 2021 and replaced the 2012 Equity Incentive Plan (our “2012 Plan”). Our 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance share awards (“PSAs”), performance stock units (“PSUs”) and performance stock options (“PSOs”) to our employees, directors, and consultants. Our 2012 Plan continues to govern the terms of outstanding equity awards that were granted thereunder prior to the adoption of the 2021 Plan.
The majority of our equity awards are RSUs, which generally vest over a period of three to four years from the date of grant.

Table of Content
We grant PSUs to certain employees, which vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year, and market conditions, if applicable.
We have also granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in fiscal 2018 and fiscal 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal 2018 and 2019, respectively. To the extent that the market condition has been met, one-fourth of the PSOs will vest on each anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our PSOs is seven and a half years from the date of grant, depending on vesting period. As of April 30, 2022, all stock price targets for our outstanding PSOs have been satisfied.
A total of 4.7 million shares of our common stock are reserved for issuance pursuant to our 2021 Plan as of April 30, 2022.
PSO Activities
The following table summarizes the PSO activity under our stock plans during the reporting period (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2021	2.8	$194.14	4.2	$566.8
Forfeited	(0.1)	$184.24
Balance—April 30, 2022	2.7	$194.55	3.4	$974.6
Exercisable—April 30, 2022	2.7	$194.55	3.4	$974.6
RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the reporting period (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2021	6.9	$257.56	$2,760.2	1.3	$292.93	$498.4
Granted(1)	1.7	$495.98		0.3	$333.56
Vested	(2.3)	$251.42		(0.4)	$249.70
Forfeited	(0.7)	$280.58		(0.1)	$331.76
Balance—April 30, 2022	5.6	$328.61	$3,131.9	1.1	$313.09	$632.9
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
During the nine months ended April 30, 2022, we granted 0.1 million shares of PSUs, which contain service, performance and market conditions. The performance condition is based on revenue growth, whereas the market condition measures our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. In addition to this grant, we have also approved the future grant of 0.1 million shares of PSUs with similar terms, which will be considered granted at the time their related vesting conditions are established in the next two years. The fair value of the PSUs subject to the market condition is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the grant-date fair value of our PSUs granted:

Table of Content

	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2022
Volatility	39.1% - 41.1%	36.0% - 41.1%
Expected term (in years)	1.4 - 2.4	1.4 - 3.0
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5% - 2.0%	0.2% - 2.0%
Grant-date fair value per share	$770.84 - $782.13	$411.49 - $782.13
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Cost of product revenue	$2.3	$1.6	$6.9	$4.7
Cost of subscription and support revenue	27.4	23.3	81.8	69.3
Research and development	112.7	118.2	361.9	317.2
Sales and marketing	75.7	69.2	228.8	203.8
General and administrative	29.2	30.6	93.3	101.9
Total share-based compensation	$247.3	$242.9	$772.7	$696.9
As of April 30, 2022, total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years.
13. Income Taxes
For the three and nine months ended April 30, 2022, our provision for income taxes reflected an effective tax rate of negative 39.4% and negative 20.4%, respectively. For the three and nine months ended April 30, 2021, our provision for income taxes reflected an effective tax rate of 3.5% and negative 4.7%, respectively. Our taxes are primarily due to foreign income tax and withholding tax. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
14. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net loss	$(73.2)	$(145.1)	$(270.3)	$(379.6)
Weighted-average shares used to compute net loss per share, basic and diluted	98.9	96.9	98.2	96.1
Net loss per share, basic and diluted	$(0.74)	$(1.50)	$(2.75)	$(3.95)

Table of Content
The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Three and Nine Months Ended
	April 30,
	2022	2021
Convertible senior notes	13.1	13.1
Warrants related to the issuance of convertible senior notes	13.1	13.1
RSUs and PSUs	6.7	8.3
Options to purchase common stock, including PSOs	2.7	2.8
Restricted stock awards and performance-based stock awards	0.2	0.4
ESPP shares	0.1	0.1
Total	35.9	37.8

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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2022 to the three and nine months ended April 30, 2021.
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
Network Security:
•Enabling network security through our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, Cloud NGFW for Amazon Web Services, as well as a cloud-

Table of Content
delivered service. Network security also includes our add-on Cloud-Delivered Security Services, such as Advanced Threat Prevention, Threat Prevention, WildFire, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), SaaS Security API, SaaS Security Inline, and AIOps for NGFW. These services secure content, applications, users, and devices across our ML-Powered Next-Generation Firewalls, Prisma, and Cortex product lines, to enable best-in-class security across a broad range of applications. Panorama, our network security management solution, available as hardware or virtual machine, can centrally manage all of our firewalls irrespective of their form factor, location, or scale.
Secure Access Service Edge:
•Prisma Access, the industry’s most complete cloud-delivered security platform, together with Prisma SD-WAN, provide a comprehensive Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch. Prisma Access’ integration with the recently announced Okyo Garde Enterprise Edition extends SASE to protect the home networks of work-from-home employees.
Cloud Security:
•Enabling cloud security through our Prisma security offerings. Prisma Cloud, the industry’s most comprehensive Cloud Native Application Protection Platform (“CNAPP”), secures multi- and hybrid-cloud environments and cloud native applications from code to cloud, integrating security across the full deployment lifecycle. For customers deploying virtual firewalls in cloud environments, VM-Series and CN-Series enforce in-line network security in multi- and hybrid-cloud environments.
Security Analytics and Automation:
•Delivering the next generation of endpoint security, vulnerability management, security analytics and automation solutions through our Cortex portfolio. These include our industry-leading Cortex XDR to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR for security orchestration, automation, and response (“SOAR”), Cortex Xpanse for attack surface management (“ASM”) and Cortex Data Lake allowing our customers to collect and analyze large amounts of context-rich data across endpoints, networks, and clouds. We have also recently announced the limited availability of Cortex XSIAM, our broader security intelligence and automation platform to deliver on the vision of autonomous security operations. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•Enabling security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory and proactive cybersecurity assessment services.
For the third quarter of fiscal 2022 and 2021, total revenue was $1.4 billion and $1.1 billion, respectively, representing year-over-year growth of 29.1%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues as we continue to grow our installed end-customer base. As of April 30, 2022, we had end-customers in over 170 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $351.5 million, or 25.3% of total revenue, for the third quarter of fiscal 2022, representing year-over-year growth of 21.7%. Product revenue is generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.0 billion, or 74.7% of total revenue, for the third quarter of fiscal 2022, representing year-over-year growth of 31.9%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on

Table of Content
a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation and acquire businesses as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in February 2022, we introduced PAN-OS 10.2 Nebula, the latest upgrade of our industry leading PAN-OS software that collects, analyzes, and interprets potential zero-day threats using deep learning in real time, resulting in faster detection and prevention of more evasive threats.
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
Impact of COVID-19 and Other Macroeconomic Factors on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in, and is expected to continue to result in significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, which has been modified to provide employees with the choice to work in our offices for a set number of days per week or completely remotely, we have not experienced significant disruptions in our work operations. We are conducting business as usual with modifications to employee travel and hold some marketing events virtually. We expect these changes will substantially remain in effect in the fourth quarter of fiscal 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while working remotely.
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

	April 30, 2022	July 31, 2021

	(in millions)
Total deferred revenue	$5,859.4	$5,024.0
Cash, cash equivalents, and investments	$4,589.3	$3,789.4

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(dollars in millions)
Total revenue	$1,386.7	$1,073.9	$3,951.0	$3,036.8
Total revenue year-over-year percentage increase	29.1%	23.5%	30.1%	23.5%
Gross margin	68.2%	69.2%	69.0%	69.8%
Operating loss	$(47.6)	$(110.4)	$(204.2)	$(243.7)
Operating margin	(3.4)%	(10.3)%	(5.2)%	(8.0)%
Billings	$1,796.9	$1,286.4	$4,786.4	$3,583.9
Billings year-over-year percentage increase	39.7%	26.7%	33.6%	23.1%
Cash flow provided by operating activities			$1,461.0	$1,177.2
Free cash flow (non-GAAP)			$1,307.4	$1,088.6
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Billings:
Total revenue	$1,386.7	$1,073.9	$3,951.0	$3,036.8
Add: change in total deferred revenue, net of acquired deferred revenue	410.2	212.5	835.4	547.1
Billings	$1,796.9	$1,286.4	$4,786.4	$3,583.9
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

	Nine Months Ended April 30,
	2022	2021

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,461.0	$1,177.2
Less: purchases of property, equipment, and other assets	153.6	88.6
Free cash flow (non-GAAP)	$1,307.4	$1,088.6
Net cash used in investing activities	$(461.3)	$(1,478.2)
Net cash used in financing activities	$(453.5)	$(768.4)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$351.5	25.3%	$288.9	26.9%	$955.0	24.2%	$780.9	25.7%
Subscription and support	1,035.2	74.7%	785.0	73.1%	2,996.0	75.8%	2,255.9	74.3%
Total revenue	1,386.7	100.0%	1,073.9	100.0%	3,951.0	100.0%	3,036.8	100.0%
Cost of revenue:
Product	126.0	9.1%	81.9	7.6%	312.7	7.9%	219.7	7.2%
Subscription and support	314.5	22.7%	248.7	23.2%	913.7	23.1%	696.3	23.0%
Total cost of revenue(1)	440.5	31.8%	330.6	30.8%	1,226.4	31.0%	916.0	30.2%
Total gross profit	946.2	68.2%	743.3	69.2%	2,724.6	69.0%	2,120.8	69.8%
Operating expenses:
Research and development	355.4	25.6%	311.0	29.0%	1,053.9	26.7%	815.1	26.8%
Sales and marketing	543.6	39.2%	448.0	41.7%	1,578.3	40.0%	1,264.0	41.6%
General and administrative	94.8	6.8%	94.7	8.8%	296.6	7.5%	285.4	9.4%
Total operating expenses(1)	993.8	71.6%	853.7	79.5%	2,928.8	74.2%	2,364.5	77.8%
Operating loss	(47.6)	(3.4)%	(110.4)	(10.3)%	(204.2)	(5.2)%	(243.7)	(8.0)%
Interest expense	(6.8)	(0.5)%	(41.0)	(3.8)%	(20.5)	(0.5)%	(121.9)	(4.0)%
Other income, net	1.9	0.1%	1.0	0.1%	0.2	—%	2.9	0.1%
Loss before income taxes	(52.5)	(3.8)%	(150.4)	(14.0)%	(224.5)	(5.7)%	(362.7)	(11.9)%
Provision for (benefit from) income taxes	20.7	1.5%	(5.3)	(0.5)%	45.8	1.1%	16.9	0.6%
Net loss	$(73.2)	(5.3)%	$(145.1)	(13.5)%	$(270.3)	(6.8)%	$(379.6)	(12.5)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021

	(in millions)
Cost of product revenue	$2.3	$1.6	$6.9	$4.7
Cost of subscription and support revenue	27.4	23.3	81.8	69.3
Research and development	112.7	118.2	361.9	317.2
Sales and marketing	75.7	69.2	228.8	203.8
General and administrative	29.2	30.6	93.3	101.9
Total share-based compensation	$247.3	$242.9	$772.7	$696.9

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$351.5	$288.9	$62.6	21.7%	$955.0	$780.9	$174.1	22.3%
Product revenue for the three and nine months ended April 30, 2022 increased compared to the same periods in 2021 primarily due to increased demand for our new and existing product offerings in both periods.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$639.8	$473.8	$166.0	35.0%	$1,836.6	$1,363.5	$473.1	34.7%
Support	395.4	311.2	84.2	27.1%	1,159.4	892.4	267.0	29.9%
Total subscription and support	$1,035.2	$785.0	$250.2	31.9%	$2,996.0	$2,255.9	$740.1	32.8%
Subscription and support revenue increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021. The increase in both periods was due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$948.7	$732.4	$216.3	29.5%	$2,731.3	$2,088.7	$642.6	30.8%
EMEA	269.5	211.0	58.5	27.7%	755.5	590.6	164.9	27.9%
APAC	168.5	130.5	38.0	29.1%	464.2	357.5	106.7	29.8%
Total revenue	$1,386.7	$1,073.9	$312.8	29.1%	$3,951.0	$3,036.8	$914.2	30.1%
With respect to geographic theaters, the increase in revenue for the three and nine months ended April 30, 2022 compared to the same periods in 2021 was driven primarily by the Americas, due to its larger sales force and a larger percentage of our customers located in the Americas. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021 due to continued investment in our global sales force to support our growth and increase our customer base in the regions.
Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.

Table of Content
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners for procuring components and manufacturing our products. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping and tariff costs, and shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our product revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$126.0	$81.9	$44.1	53.8%	$312.7	$219.7	$93.0	42.3%
Number of employees at period end	147	129	18	14.0%	147	129	18	14.0%
Cost of product revenue increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021, primarily due to an increase in product volume in both periods. The remaining increase was due to higher costs related to our product offerings in both periods, primarily driven by supply chain challenges.
Cost of Subscription and Support Revenue
Cost of subscription and support revenue includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel and entertainment for our global customer support and technical operations organizations, customer support and repair costs, third-party professional services costs, data center and cloud hosting service costs, amortization of acquired intangible assets and capitalized software development costs, and shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$314.5	$248.7	$65.8	26.5%	$913.7	$696.3	$217.4	31.2%
Number of employees at period end	2,400	1,871	529	28.3%	2,400	1,871	529	28.3%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021, primarily due to personnel costs, which grew $34.6 million to $142.5 million for the three months ended April 30, 2022 compared to the same period in 2021, and grew $108.2 million to $403.9 million for the nine months ended April 30, 2022 compared to the same period in 2021 primarily due to headcount growth. The remaining increase for both periods was primarily due to increased outside service costs for global customer support resulting from the expansions of our customer base and product portfolio, cloud hosting service costs to support our cloud-based subscription offerings, and shared costs.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022		2021		2022		2021
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$225.5	64.2%	$207.0	71.7%	$642.3	67.3%	$561.2	71.9%
Subscription and support	720.7	69.6%	536.3	68.3%	2,082.3	69.5%	1,559.6	69.1%
Total gross profit	$946.2	68.2%	$743.3	69.2%	$2,724.6	69.0%	$2,120.8	69.8%

Table of Content
Product gross margin decreased for the three and nine months ended April 30, 2022 compared to the same periods in 2021, primarily due to higher costs related to our product offerings in both periods, primarily driven by supply chain challenges.
Subscription and support gross margin increased for the three months ended April 30, 2022 compared to the same period in 2021, primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs. Subscription and support gross margin was relatively flat for the nine months ended April 30, 2022 compared to the same period in 2021.
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
Research and Development
Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype-related expenses and shared costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$355.4	$311.0	$44.4	14.3%	$1,053.9	$815.1	$238.8	29.3%
Number of employees at period end	3,047	2,425	622	25.6%	3,047	2,425	622	25.6%
Research and development expense increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021 primarily due to personnel costs, which grew $25.9 million to $277.8 million for the three months ended April 30, 2022 compared to the same period in 2021, and grew $175.0 million to $830.9 million for the nine months ended April 30, 2022 compared to the same period in 2021. The increase in personnel costs in both periods was primarily due to headcount growth. The increase in research and development expense for both periods was further driven by increased shared costs and third-party product development costs.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and shared costs. We continue to strategically invest in headcount and have grown our sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to grow customer base, increase touch points with end-customers and expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$543.6	$448.0	$95.6	21.3%	$1,578.3	$1,264.0	$314.3	24.9%
Number of employees at period end	4,908	4,237	671	15.8%	4,908	4,237	671	15.8%
Sales and marketing expense increased for the three and nine months ended April 30, 2022 compared to the same periods in 2021, primarily due to personnel costs, which grew $70.8 million to $412.9 million for the three months ended April 30, 2022 compared to the same period in 2021, and grew $238.3 million to $1,197.1 million for the nine months ended April 30, 2022 compared to the same period in 2021. The increase in personnel costs in both periods was primarily due to headcount growth and increased travel and entertainment expenses. The increase in both periods was also driven by an increase in costs associated with go-to-market initiatives, including advertising.

Table of Content
General and Administrative
General and administrative expense consists primarily of personnel costs and shared costs for our executive, finance, human resources, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. General and administrative expense also includes certain non-recurring general expenses. We expect general and administrative expense to increase in absolute dollars due to additional costs associated with accounting, compliance, and insurance, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$94.8	$94.7	$0.1	0.1%	$296.6	$285.4	$11.2	3.9%
Number of employees at period end	1,368	1053	315	29.9%	1,368	1,053	315	29.9%
General and administrative expense was relatively flat for the three months ended April 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, offset by a decrease in professional services expense. Personnel costs increased $10.1 million to $68.4 million for the three months ended April 30, 2022, primarily due to headcount growth, partially offset by share-based compensation related to accelerated vesting of equity awards incurred in connection with acquisitions during the three months ended April 30, 2021, which did not recur in the three months ended April 30, 2022. General and administrative expense increased for the nine months ended April 30, 2022 compared to the same period in 2021, primarily due to personnel costs, which increased $21.1 million to $205.1 million for the nine months ended April 30, 2022, partially offset by a decrease in acquisition-related costs. The increase in personnel costs in the nine months ended April 30, 2022 was primarily due to headcount growth, partially offset by lower share-based compensation related to accelerated vesting of equity awards in connection with acquisitions compared to the same period in 2021.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$6.8	$41.0	$(34.2)	(83.4)%	$20.5	$121.9	$(101.4)	(83.2)%
Interest expense decreased for the three and nine months ended April 30, 2022 compared to the same periods in 2021 primarily because we no longer recognize interest expense for amortization of the debt discount as a result of the adoption of new debt guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	Change		2022	2021	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$1.9	$1.0	$0.9	90.0%	$0.2	$2.9	$(2.7)	(93.1)%
The increase in other income, net for the three months ended April 30, 2022 compared to the same period in 2021 was primarily due to increased foreign currency exchange gains. The decrease in other income, net for the nine months ended April 30, 2022 compared to the same period in 2021 was primarily due to increased losses related to non-designated derivative instruments.

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

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$20.7	$(5.3)	$26.0	(490.6)%	$45.8	$16.9	$28.9	171.0%
Effective tax rate	(39.4)%	3.5%			(20.4)%	(4.7)%
Our income taxes for the three and nine months ended April 30, 2022 and 2021 were primarily due to foreign income taxes in profitable jurisdictions and withholding taxes. Our effective tax rate varied for the three and nine months ended April 30, 2022 compared to the same periods in 2021 primarily due to our valuation allowance. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	April 30, 2022	July 31, 2021

	(in millions)
Working capital(1)	$(1,979.6)	$(469.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,419.9	$1,874.2
Investments	2,169.4	1,915.2
Total cash, cash equivalents, and investments	$4,589.3	$3,789.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion and $1.6 billion as of April 30, 2022 and July 31, 2021, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of April 30, 2022, our total cash, cash equivalents, and investments of $4.6 billion were held for general corporate purposes, of which approximately $993.8 million was held outside of the United States. As of April 30, 2022, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended April 30, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending July 31, 2022. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending July 31, 2022. As of April 30, 2022, substantially all of our Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the credit facility up to an additional $350.0 million, subject to certain conditions. As of April 30, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Table of Content
Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020 and August 2021, our board of directors authorized additional $700.0 million and $676.1 million increases, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. As of April 30, 2022, $450.0 million remained available for future share repurchases under this repurchase program. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2028, with the most significant leases relating to corporate headquarters in Santa Clara, California. As of April 30, 2022, we have total of $337.4 million operating lease obligations recorded on our condensed consolidated balance sheet.
As of April 30, 2022, our purchase obligations including commitments of products and components with our manufacturing partners and component suppliers, as well as minimum or fixed purchase commitments for our use of certain cloud and other services with third-party providers, totaled $2.5 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments,
Cash Flows
The following table summarizes our cash flows for the nine months ended April 30, 2022 and 2021:

	Nine Months Ended April 30,
	2022	2021

	(in millions)
Net cash provided by operating activities	$1,461.0	$1,177.2
Net cash used in investing activities	(461.3)	(1,478.2)
Net cash used in financing activities	(453.5)	(768.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$546.2	$(1,069.4)
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
Cash provided by operating activities during the nine months ended April 30, 2022 was $1.5 billion, an increase of $283.8 million compared to the same period in 2021. The increase was primarily due to growth of our business as reflected by an increase in billings, and an increase in collections during the nine months ended April 30, 2022, partially offset by higher cash expenditure to support our business growth.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2022 was $461.3 million, a decrease of $1.0 billion compared to the same period in 2021. The decrease was primarily due to a decrease in net cash payments for business acquisitions, a

Table of Content
decrease in purchases of investments, and an increase in proceeds from sales and maturities of investments during the nine months ended April 30, 2022.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and proceeds from sales of shares through employee equity incentive plans.
Cash used in financing activities during the nine months ended April 30, 2022 was $453.5 million, an decrease of $314.9 million compared to the same period in 2021. The decrease was primarily due to a decrease in repurchases of our common stock during the nine months ended April 30, 2022.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the economic environment due to the global impact of events such as COVID-19. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•A security breach or incident may allow unauthorized access to our network or data, harm our reputation, create additional liability, and adversely impact our financial results.
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
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This pandemic has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. Through our FLEXWORK program, our employees may choose to work from home or in the office for a set number of days per week. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including progress made through vaccinations, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 will likely continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2021 to the end of the third quarter of fiscal 2022, our headcount increased from 10,473 to 11,870 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
•our ability to successfully and continuously expand our business domestically and internationally, particularly in the current global economic slowdown and the escalation of military conflicts such as Russia’s invasion of Ukraine;
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
•political, economic, and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), Russia’s invasion of Ukraine, continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets, that could impact some or all regions where we operate, including the increased risk of inflation and global economic uncertainty due to the continuing effects of COVID-19.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. The multinational efforts to contain the spread of COVID-19 have had a significant adverse effect on the global macroeconomic environment that continues to cause economic uncertainty. In addition, the instability in the global credit markets, shortages and delays related to the global supply chain challenges, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, changes in public policies, such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about or changes in government and trade relationships, policies, and treaties could also adversely affect our business. In response to Russia’s invasion of Ukraine, the United States, along with the European Union, has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws.
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
We experienced revenue growth rates of 30.1% and 23.5% in the nine months ended April 30, 2022 and the nine months ended April 30, 2021, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.7 billion as of April 30, 2022. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

Table of Content
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

Table of Content
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions and supply chain attacks) and add to the risks to our internal networks, cloud-deployed enterprise and customer facing environments and the information they store and process. Incidences of cyberattacks and other sources of cybersecurity breaches and incidents have increased and are likely to continue to increase. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We and our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached or otherwise compromised due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our or our third-party service providers’ systems, networks, and data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the Sanctions on Russia. A security breach or incident or an attack against our service availability suffered by us or our third-party service providers could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored or otherwise processed on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, stolen, rendered unavailable, or otherwise used or processed without authorization, which could subject us to liability and cause us financial harm. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network, any actual or perceived breach of security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in significant damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, demands, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools, devices, and other measures designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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

Table of Content
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

Table of Content
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 75.8% of total revenue in the nine months ended April 30, 2022 and 74.3% of total revenue in the nine months ended April 30, 2021. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
Defects, errors, or vulnerabilities in our products, subscriptions, or support offerings, the failure of our products or subscriptions to block a virus or prevent a security breach or incident, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects may cause our products or subscriptions to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russian invasion there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems. Furthermore, as a well-known provider of security solutions, our networks, products, including cloud-based technology, and subscriptions could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update end-customers’ hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems.
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

Table of Content
•delay or failure to attain market acceptance;
•an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our gross margins; and
•litigation, regulatory inquiries, investigations, or other proceedings, each of which may be costly and harm our reputation.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. We provide our channel partners with specific training and programs to assist them in selling our products, including subscriptions and support offerings, but there can be no assurance that these steps will be utilized or effective. In addition, our channel partners may be unsuccessful in marketing, selling, and supporting our products and subscriptions. We may not be able to incentivize these channel partners to sell our products and subscriptions to end-customers and in particular, to large enterprises. These channel partners may also have incentives to promote our competitors’ products and may devote more resources to the marketing, sales, and support of competitive products. Our channel partners’ operations may also be negatively impacted by other effects COVID-19 is having on the global economy, such as increased credit risk of end-customers and the uncertain credit markets. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot be certain that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or subscriptions to end-customers or violate laws or our corporate policies. If we fail to effectively manage our sales channels or channel partners, our ability to sell our products and subscriptions and operating results will be harmed.
If we do not accurately predict, prepare for, and respond promptly to rapidly evolving technological and market developments and successfully manage product and subscription introductions and transitions to meet changing end-customer needs in the enterprise security industry, our competitive position and prospects will be harmed.
The enterprise security industry has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols. We must continually change our products and expand our business strategy in response to changes in network infrastructure requirements, including the expanding use of cloud computing. For example, organizations are moving portions of their data to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures. While we have historically been successful in developing, acquiring, and

Table of Content
marketing new products and product enhancements that respond to technological change and evolving industry standards, we may not be able to continue to do so and there can be no assurance that our new or future offerings will be successful or will achieve widespread market acceptance. If we fail to accurately predict end-customers’ changing needs and emerging technological trends in the enterprise security industry, including in the areas of mobility, virtualization, cloud computing, and software defined networks (“SDN”), our business could be harmed. In addition, COVID-19 and the resulting increase in customer demand for work-from-home technologies and other technologies have caused us to reprioritize our engineering and R&D efforts and there can be no assurance that any product enhancements or new features will be successful or address our end-customer needs.
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

Table of Content
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

Table of Content
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

Table of Content
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges in Europe, terrorist activities, Russia’s invasion of Ukraine, and continued hostilities in the Middle East;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•the uncertainty of protection for intellectual property rights in some countries;
•greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration, such as the recently imposed Sanctions on Russia, or foreign countries in response to regulatory changes adopted by the current administration;
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

Table of Content
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of April 30, 2022, the total notional amount of our outstanding foreign currency forward contracts was $886.7 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
For the nine months ended April 30, 2022, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 53.9% of our total revenue. As of April 30, 2022, four distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 57.1% of our gross accounts receivable.
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

Table of Content
Our ability to sell our products and subscriptions is dependent on the quality of our technical support services and those of our channel partners, and the failure to offer high-quality technical support services could have a material adverse effect on our end-customers’ satisfaction with our products and subscriptions, our sales, and our operating results.
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the nine months ended April 30, 2022, failure to do so in the future could have a material adverse effect on our business.
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

Table of Content
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

Table of Content
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
For example, the E.U. General Data Protection Regulation (“E.U. GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, provides for greater penalties for noncompliance than E.U. laws that previously applied (up to the greater of €20 million or 4% of the total worldwide annual turnover), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the E.U. GDPR. The E.U. GDPR requires, among other things, that personal data only be transferred outside of the E.U. to the United States and other jurisdictions that the European Commission has not yet recognized as having “adequate” data protection laws (a “third country”), where a data transfer mechanism under the E.U. GDPR has been put in place. Historically, we have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers (also referred to as standard contractual clauses or SCCs). In July 2020, the Court of Justice of the European Union in its “Schrems II” decision invalidated the E.U.-U.S. Privacy Shield for purposes of transfers to the U.S. and imposed a requirement for companies to carry out an assessment of the laws and practices governing access to personal data in the third country to ensure an essentially equivalent level of data protection to that afforded in the E.U. We are dealing with the “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms. The effects of this decision are highly uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens, putting in place any additional data transfer mechanisms and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of Europe. Further, in June 2021, the European Commission issued new standard contractual clauses under the E.U. GDPR, and the U.K. adopted new standard contractual clauses that became effective in March 2022. We will need to enter into both sets of these standard contractual clauses with our customers and other third parties, as applicable, which will result in additional contractual negotiations and increased costs and resources to manage the process. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face risk of enforcement actions by data protection authorities in Europe relating to personal data transfers to us and by us from Europe. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
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
In the United States, companies that do business in California are subject to the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, afford such consumers certain rights regarding their personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and the California Attorney General has issued initial and

Table of Content
revised regulations that also govern the CCPA. It remains unclear how this legislation will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes the California Privacy Rights Act (“CPRA”) which was approved by California voters, and significantly modifies the CCPA.
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
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, such as the Sanctions on Russia, or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies

Table of Content
targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets would likely adversely affect our business, financial condition, and operating results.
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
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, data security, and data-protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation resulting from any alleged noncompliance, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of

Table of Content
management’s attention and resources and an increase in professional fees. Enforcement actions, litigation, and sanctions could harm our business, operating results, and financial condition.
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g. a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective May 1, 2022 through July 31, 2022, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their notes, we would be obligated to pay $3.7 billion to the Noteholders. Under the terms of the Notes, we would also be required to issue shares of common stock, which would be covered by the Note Hedges. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $322.23 to $640.90, as measured through May 12, 2022. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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

Table of Content
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
As of April 30, 2022, we had $450.0 million available under our share repurchase program, which will expire on December 31, 2022. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended April 30, 2022, we issued a total of 12,361 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisitions of Bridgecrew Inc., The Crypsis Group and Gamma Networks, Inc. (the “Transactions”).
The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. On December 8, 2020, we announced that our board of directors authorized a $700.0 million increase to our share repurchase program, bringing the total authorization to $1.7 billion. On August 23, 2021, we announced that our board of directors authorized another $676.1 million increase to this share repurchase program, bringing the total authorization to $2.4 billion. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended April 30, 2022, we did not repurchase any shares pursuant to our share repurchase program. As of April 30, 2022, $450.0 million remained available for future share repurchases under the program.
Between March 1, 2022 and March 31, 2022 and April 1, 2022 and April 30, 2022, shares of restricted stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $564.22 per share and $628.56 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated February 16, 2022.

10.2*	Addendum to Employment Offer Letter by and between the Registrant and William Jenkins, dated February 18, 2022.

10.3*	Continued Service Policy.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2022 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 19, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 19, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)