Form 10-K
period 2022-07-31
Palo Alto Networks Inc
filed 2022-09-06
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $49,978,456,856 as of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Global Select Market on such date). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 22, 2022, 99,737,936 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2022.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•the effects of supply chain challenges and the global chip and component shortages and other factors affecting the manufacture, delivery and cost of certain of our products;
•expectations regarding drivers of and factors affecting growth in our business;
•the performance advantages of our products and subscription and support offerings and the potential benefits to our customers;
•statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity;
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
•expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter;
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
•the sufficiency of our cash flow from operations with existing cash, cash equivalents and investments to meet our cash needs for the foreseeable future;
•our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position;
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
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by industry leading artificial intelligence and automation. We are a leading provider of zero trust solutions, starting with next-generation zero trust network access to secure today’s remote hybrid workforces and extending to securing all users, applications and infrastructure with zero trust principles. Our security solutions are designed to reduce customers’ total cost of ownership by improving operational efficiency and eliminating the need for siloed point products. Our company focuses on delivering value in five fundamental areas:
Network Security:
•Our network security platform, which includes our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service, has been recognized as a leader in the industry. Our network security platform also includes our Cloud-Delivered Security Services, such as Threat Prevention, Advanced Threat Prevention, WildFire®, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect™, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), AIOps, SaaS Security API, and SaaS Security Inline. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across our network security platform as well as the Prisma® and Cortex® product lines. Panorama™, our network security management solution, available as hardware or virtual machine, can centrally manage our network security platform irrespective of form factor, location, or scale.
Secure Access Service Edge:
•Prisma Access is our next-generation Zero Trust Network Access (“ZTNA”) platform that provides secure network access for all employees with unified policy management and continuous threat inspection. We have recently introduced ZTNA 2.0, which addresses major shortcomings in the first-generation ZTNA products in the industry (which we refer to as ZTNA 1.0). Prisma Access delivers granular least-privileged access along with continuous trust verification and security inspection, and protects security for all applications and data across the enterprise infrastructure. Prisma Access, when combined with Prisma SD-WAN, provides a comprehensive single-vendor Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch.
Cloud Security:
•We enable cloud native security through our Prisma Cloud platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures hybrid and multi-cloud environments for applications, data, and the entire cloud native technology stack across the full development lifecycle; from code to runtime. For inline network security on multi and hybrid-cloud environments, we also offer our VM-Series and CN-Series Firewall offerings.
Security Operations:
•We deliver the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response platform Cortex XDR® to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), Cortex Xpanse® for attack surface management (“ASM”), and Cortex Data Lake allowing our customers to collect and analyze large amounts of context-rich data across endpoints, networks, and clouds. These products are delivered as software subscriptions or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•We enable security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory, and proactive cybersecurity assessment services.

Product, Subscription, and Support
Our products are available in the form of the product, subscription, and support offerings described below.
Products
Firewall Appliances and Software. Our ML-Powered Next Generation Firewalls embed machine learning in the core of the firewall and employ inline deep learning in the cloud, empowering our customers to stop zero-day threats in real time, see and secure their entire enterprise including IoT, and reduce errors with automatic policy recommendations. All of our firewall appliances and software incorporate our PAN-OS® operating system and come with the same rich set of features ensuring consistent operation across our entire product line. The content, applications, users, and devices—the elements that run a business—become integral components of an enterprise’s security policy via our Content-ID™, App-ID™, User-ID™, and Device-ID technology. In addition to these components, key features include site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service (“QoS”). Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-410, which is designed for small organizations and branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. Our firewall appliances come in a physical form factor, a containerized form factor, called CN-Series, as well as a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as VMware, Inc. (“VMware”), Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Google, Inc. (“Google”), and in Kernel-based Virtual Machine (“KVM”)/OpenStack environments. We also offer Cloud NGFW, a managed next-generation firewall (“NGFW”) offering, to secure customers’ applications on Amazon Web Services (“AWS”).
Panorama. Panorama is our centralized security management solution for global control of all of our firewall appliances and software deployed on a customer’s network, as well as in their instances in public or private cloud environments. Panorama can be deployed as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Panorama controls the security, network address translation (“NAT”), QoS, policy-based forwarding, decryption, application override, captive portal, and distributed denial of service/denial of service (“DDoS/DoS”) protection aspects of the appliances, software, virtual and containerized systems under management. Panorama centrally manages device software and associated updates, including SSL-VPN clients, SD-WAN, dynamic content updates, and software licenses. Panorama offers network security monitoring through the ability to view logs and run reports from all managed appliances and software in one location without the need to forward the logs and reliably expands log storage for long-term event investigation and analysis.
Virtual System Upgrades. Virtual System Upgrades are available as extensions to the Virtual System capacity that ships with our physical appliances. Virtual Systems provide a mechanism to support multiple distinct security policies and administrative access for tenants on the same hardware device, which is applicable to our large enterprise and service provider customers.
Subscriptions
We offer a number of subscriptions as part of our portfolio. Of these subscription offerings, cloud-delivered security services like Threat Prevention, Advanced Threat Prevention, WildFire, Advanced URL Filtering, DNS Security, IoT Security, SaaS Security Inline, GlobalProtect, SD-WAN, Enterprise DLP and AIOps are sold as options to our firewall appliances and software, whereas Prisma Cloud, Prisma Access, Prisma SD-WAN, SaaS Security API, Cortex XDR, Cortex XSOAR, Cortex Xpanse and Cortex Data Lake are sold on a per-user, per-endpoint, or capacity-based basis. Our subscription offerings include:
Cloud-delivered Security Services:
•Threat Prevention. This cloud-delivered security service provides intrusion detection and prevention capabilities and blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. It includes mechanisms such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability and spyware “phone home” signatures, and workflows to manage popular open-source signature formats to extend our leading coverage.
•Advanced Threat Prevention. This cloud-delivered security service builds on all of the capabilities of Threat Prevention, adding the industry’s first Inline Deep Learning protection engine for Command-and-Control (“C2”). It delivers real-time detection and prevention of unknown, evasive, and targeted C2 communications over HTTP, unknown-TCP, unknown-UDP and encrypted over SSL. Advanced Threat Prevention is the first offering to protect patient zero from unknown command and control in real-time.

•WildFire. This cloud-delivered security service (which can also be delivered as an appliance) provides protection against targeted malware and advanced persistent threats and provides a near real-time analysis engine for detecting previously unseen malware while resisting attacker evasion techniques. The core component of this subscription goes beyond traditional sandbox environments and can operate on an end-customers’ local environment, private cloud or our public cloud. WildFire combines dynamic and static analysis, recursive analysis, and a custom-built analysis environment with network traffic profiling and fileless attack detection to discover even the most sophisticated and evasive threats. A machine learning module derived from the cloud sandbox environment is now delivered inline on the ML-Powered Next-Generation Firewalls to identify the majority of unknown threats without cloud connectivity. Once identified, whether in the cloud or inline, preventive measures are automatically generated and delivered in seconds or less across networks, clouds, endpoints, or wherever WildFire-enabled sensors are deployed. By providing this as a cloud-based subscription, all of our end-customers benefit from malware found on any of our end-customers’ networks.
•Advanced URL Filtering. This cloud-delivered security service offers the industry’s first Inline Deep Learning powered web protection engine. It delivers real-time detection and prevention of unknown, evasive, and targeted web-based threats such as phishing, malware, and command-and-control. While many vendors use machine learning to categorize web content or prevent malware downloads, Advanced URL Filtering is the industry’s first inline web protection engine capable of detecting never-before-seen web-based threats and preventing them in real-time. In addition, it includes a cloud-based URL filtering database which consists of millions of URLs across many categories and is designed to analyze web traffic and prevent web-based threats such as phishing, malware, and command-and-control.
•DNS Security. This cloud-delivered security service uses machine learning to proactively block malicious domains and stops attacks in progress. Unlike other solutions, it does not require endpoint routing configurations to be maintained and therefore cannot be bypassed. It allows firewalls access to DNS signatures that are generated using advanced predictive analysis, machine learning, and malicious domain data from a growing threat intelligence sharing community of which we are a part. Expanded categorization of DNS traffic and comprehensive analytics allow deep insights into threats, empowering security personnel with the context to optimize their security posture. It offers comprehensive DNS attack coverage and includes industry-first protections against multiple emerging DNS-based network attacks.
•IoT Security. IoT Security is a cloud-delivered security service on our ML-Powered Next-Generation Firewalls with backward compatibility to older versions of PAN-OS. Using machine learning and our App-ID technology, it can accurately identify and classify various IoT and operational technology (“OT”) devices, including never-been-seen-before devices, mission critical OT devices and unmanaged legacy systems. It uses machine learning to baseline normal behavior, identify anomalous activity, assess risk, and provide policy recommendations to allow trusted behavior with a new Device-ID policy construct on our ML-Powered Next-Generation Firewalls. Our existing subscription-based security services have also been enhanced with IoT context to prevent threats on various devices, including IoT and OT devices.
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
•SaaS Security Inline. SaaS Security Inline is a recent cloud-delivered security service on our ML-Powered Next Generation Firewalls that adds an inline service to automatically gain visibility and control over the tens of thousands of known and new sanctioned, unsanctioned and tolerated SaaS applications in use within organizations today. It provides enterprise data protection and compliance across all SaaS applications and prevents cloud threats in real time with best-in-class security. The solution is easy to deploy being natively integrated on our range of ML-Powered Next-Generation Firewalls, eliminating the architectural complexity of traditional CASB products, while offering low total cost of ownership. It can be combined with SaaS Security API as a complete integrated CASB.
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

•SD-WAN. Our SD-WAN subscription is integrated with PAN-OS, so that our end-customers can get the security features of our PAN-OS ML-Powered Next-Generation Firewall together with SD-WAN functionality. The SD-WAN overlay supports dynamic, intelligent path selection based on the applications, services and conditions of the links that each application or service is allowed to use, allowing applications to be prioritized based on criteria such as whether the application is mission-critical, latency-sensitive, or meets certain health criteria.
•Enterprise DLP. This cloud-delivered security service provides consistent, reliable protection of sensitive data, such as personally identifiable information (“PII”) and intellectual property, for all traffic types, applications, and users. Native integration with our products makes it simple to deploy, and advanced machine learning minimizes management complexity. Enterprise DLP allows organizations to consistently discover, classify, monitor, and protect sensitive data, wherever it may reside. It helps minimize the risk of a data breach both on-premises and in the cloud—such as in Office/Microsoft 365™, Salesforce®, and Box—and assists in meeting stringent data privacy and compliance regulations, including GDPR, CCPA, PCI DSS, HIPAA, and others.
•AIOps for NGFW: AIOps for NGFW is a new cloud-delivered security service available on ML-Powered Next-Generation Firewalls and Panorama that run on PAN‑OS 10.0 and above, and is available in both free and licensed premium versions. AIOps for NGFW redefines firewall operational experience by empowering security teams to proactively strengthen security posture and resolve firewall disruptions. AIOps for NGFW provides continuous best practice recommendations powered by machine learning (“ML”) based on industry standards, security policy context, and advanced telemetry data collected from all Palo Alto Networks® firewalls to improve security posture. It also intelligently predicts firewall health, performance, and capacity problems up to seven days in advance and provides actionable insights to resolve the predicted disruptions.
Cloud Security:
•Prisma Cloud. Prisma Cloud is a comprehensive CNAPP, securing both cloud native and lift-and-shift applications across hybrid- and multi-cloud environments. With broad security and compliance coverage and a flexible agentless, as well as agent-based, architecture, Prisma Cloud protects cloud-native applications spanning hosts, containers, serverless architectures and other platform as a service (“PaaS”) offerings across cloud platforms. It dynamically discovers public cloud resources as they are deployed and correlates cloud data services (resource configurations, flow logs, audit logs, host and container logs, etc.) to provide timely security and compliance insights for cloud applications. The platform uses machine learning to profile user, workload, and application behaviors to identify and prevent advanced threats.
For security and development and operations teams, Prisma Cloud removes the impedance mismatch between security and cloud-driven agility by integrating with continuous integration and continuous development (“CI/CD”) tool chains to provide full lifecycle vulnerability management, compliance, infrastructure-as-code scanning, and runtime defense. With a comprehensive library of compliance frameworks, it vastly simplifies the task of maintaining compliance. Prisma Cloud accomplishes this through deep context-sharing that spans infrastructure, PaaS, users, development platforms, data, and application workloads. Seamless integration with security orchestration tools ensures rapid remediation of vulnerabilities and security issues.
Prisma Cloud delivers cloud security posture management, cloud workload protection platform, cloud network security, cloud code security, and cloud identity security capabilities that provide continuous visibility and protection across an organization’s hybrid, and multi-cloud infrastructure.
Secure Access Service Edge:
•Prisma Access. Prisma Access is a cloud-delivered security offering that helps organizations deliver consistent security to remote networks and mobile users. Located in more than 100 locations around the world, Prisma Access consistently inspects all traffic across all ports and provides bidirectional networking to enable branch-to-branch and branch-to-headquarter traffic. Prisma Access consolidates more point-products into a single converged cloud-delivered offering than any competing solution, transforming network security and allowing organizations to enable secure hybrid workforces. Unlike competing solutions, only Prisma Access protects all application traffic with complete, best-in-class security while ensuring an exceptional user experience with industry-leading service-level agreements (“SLA”s).
•Prisma SD-WAN. Our Prisma SD-WAN solution is a next-generation SD-WAN solution that makes the secure cloud-delivered branch possible. Prisma SD-WAN enables organizations to replace traditional Multiprotocol Label Switching (“MPLS”) based WAN architectures with affordable broadband and internet transport types that promote improved bandwidth availability, redundancy and performance at a reduced cost. Prisma SD-WAN leverages real-time application performance SLAs and visibility to control and intelligently steer application traffic to deliver an exceptional user experience. Unlike legacy SD-WAN solutions that introduce cost and complexity, our Prisma SD-WAN ensures an excellent user experience with application-defined policies and simplifies network and security operations using machine learning and automation.

Security Operations:
•Cortex XDR. This cloud-based subscription enables organizations to collect telemetry from endpoint, network, identity and cloud data sources and apply advanced analytics and machine learning across all data, to quickly find and stop targeted attacks, insider abuse, and compromised endpoints. Cortex XDR has two product tiers: XDR Prevent and XDR Pro. XDR Prevent delivers enterprise-class endpoint security focused on preventing attacks. XDR Pro extends endpoint detection and response (“EDR”) to include cross-data analytics, including network, cloud and identity data. These capabilities build on each other such that a customer can start with XDR Prevent, then upgrade to XDR Pro for endpoints or XDR Pro for cross-data analytics. Going beyond EDR, Cortex XDR detects the most complex threats using analytics across key data sources and reveals the root cause, which can significantly reduce investigation time as compared to siloed tools and manual processes.
•Cortex XSOAR. Available as a cloud-based subscription or an on-premises appliance, Cortex XSOAR is a comprehensive SOAR offering that unifies playbook automation, case management, real-time collaboration, and threat intelligence management to serve security teams across the incident lifecycle. With Cortex XSOAR, security teams can standardize processes, automate repeatable tasks and manage incidents across their security product stack to improve response time and analyst productivity. It learns from the real-life analyst interactions and past investigations to help SOC teams with analyst assignment suggestions, playbook enhancements, and best next steps for investigations. Many of our customers see significantly faster SOC response times and a significant reduction in SOC alerts which require human intervention.
•Cortex Xpanse. This cloud-based subscription provides attack surface management, which is the ability for an organization to identify what an attacker would see amongst all of its sanctioned and unsanctioned Internet-facing assets. In addition, Cortex Xpanse detects risky or out-of-policy communications between Internet-connected assets that can be exploited for data breaches or ransomware attacks. Cortex Xpanse continuously identifies Internet assets, risky services or misconfigurations in third parties to help secure a supply chain or identify risks for mergers and acquisitions due diligence. Finally, compliance teams use Cortex Xpanse to improve their audit processes and stay in compliance by assessing their access controls against regulatory frameworks.
•Cortex Data Lake. This cloud-based subscription allows our customers to collect and analyze large amounts of context-rich network security data. This includes a collection of enhanced network logs generated by our security offerings, including those of our ML-Powered Next-Generation Firewalls and Prisma Access subscription, eliminating the need to plan for local data storage.
Support
Customer Support. Global customer support helps our customers achieve their security outcomes with services and support capabilities covering the customer's entire journey with Palo Alto Networks. This post-sales, global organization advances our customers’ security maturity, supporting them when, where, and how they need it. We offer Standard Support, Premium Support, Four-Hour Premium Support and Platinum Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center (“ASC”) typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer a service offering called Focused Services that includes Customer Success Managers (“CSM”) to provide support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for hardware, software and certain cloud offerings in order to receive ongoing security updates, PAN-OS upgrades, bug fixes, and repair. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Threat Intelligence, Incident Response and Security Consulting. Unit 42 brings together world-renowned threat researchers, incident responders and security consultants to create an intelligence-driven, response-ready organization that is passionate about helping clients proactively manage cyber risk. We help security leaders assess and test their security controls, transform their security strategy with a threat-informed approach and respond to incidents rapidly. The Unit 42 Threat Intelligence team provides threat research that enables security teams to understand adversary intent and attribution, while enhancing protections offered by our products and services to stop advanced attacks. Our security consultants serve as trusted partners with state-of-the-art cyber risk expertise and incident response capabilities, helping customers focus on their business before, during, and after a breach.
Professional Services. Professional services are primarily delivered directly by Palo Alto Networks and through a global network of authorized channel partners to our end-customers and include on-location and remote, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include architecture design and planning, implementation, configuration, and firewall migrations for all our products including Prisma and Cortex deployments. Customers can also purchase on-going technical experts to be part of customer’s security teams to aid in the implementation and operation of their Palo Alto Networks capabilities. Our education services include certifications, as well as free online technical courses and in-classroom training, which are primarily delivered through our authorized training partners.

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
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2022, we introduced several new offerings, including: Prisma Cloud 3.0, Prisma Access 3.0, AIOps for NGFW, PAN-OS 10.2, and Cloud NGFW for AWS. Additionally, we acquired productive investments that fit well within our long-term strategy.
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
We actively seek to protect our global intellectual property rights and to deter unauthorized use of our intellectual property by controlling access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our intellectual property rights, our rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our offerings are distributed may not protect our intellectual property rights to the same extent as laws in the United States. See “Risk Factors-Claims by others that we infringe their intellectual property rights could harm our business,” “Risk Factors-Our proprietary rights may be difficult to enforce or protect, which could enable others to copy or use aspects of our products or subscriptions without compensating us,” and “Legal Proceedings” below for additional information.
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
Competition
We operate in the intensely competitive enterprise security industry that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into five categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”), or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors, such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and Zscaler, Inc. (“Zscaler”), that offer a mix of network and endpoint security products;
•startups and single-vertical vendors that offer independent or emerging solutions across various areas of security;
•public cloud vendors and startups that offer solutions for cloud security (private, public and hybrid cloud); and
•large and small companies, such as Crowdstrike, Inc. (“Crowdstrike”), that offer solutions for security operations and endpoint security.

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
Sales, Marketing, Services and Support
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our portfolio of products for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise perimeter, the enterprise data center, and the distributed enterprise perimeter. Our end-customer deployments typically involve at least one pair of our products along with one or more of our subscriptions, depending on size, security needs and requirements, and network complexity. No single end-customer accounted for more than 10% of our total revenue in fiscal 2022, 2021, or 2020.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30 to 90 days written notice prior to the renewal date, and payment to us from the channel partner within 30 to 45 calendar days of the date we issue an invoice for such sales. For fiscal 2022, 53.6% of our total revenue was derived from sales to three distributors.
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
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and resellers that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To promote optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2022, we had more than 6,700 channel partners.
Global Customer Success. Our Global Customer Success (“GCS”) organization is responsible for delivering professional, educational and support services directly to our channel partners and to end-customers. We leverage the capabilities of our channel partners and train them in the delivery of professional, educational and support services to enable these services to be locally delivered. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven experience to provide those services.

Marketing. Our marketing is focused on building our brand reputation and the market awareness of our portfolio and driving pipeline and end-customer demand. Our marketing team consists primarily of product marketing, brand, demand generation, field marketing, digital marketing, communications, analyst relations and marketing analytics functions. Marketing activities include pipeline development through demand generation, social media and advertising programs, managing the corporate website and partner portal, trade shows and conferences, analyst relationships, customer advocacy, and customer awareness. Every year we organize multiple signature events, such as our end-customer conference “Ignite” and focused conferences such as “Cortex Symphony” and “SASE Converge.” We also publish threat intelligence research such as the Unit 42 Cloud Threat Report and the Unit 42 IoT Threat Report, which are based on data from our global threat intelligence team, Unit 42. These activities and tools benefit both our direct and indirect channels and are available at no cost to our channel partners.
Backlog. Orders for subscription and support offerings for multiple years are generally billed upfront upon fulfillment and are included in deferred revenue. Contract amounts that are not recorded in deferred revenue or revenue are considered backlog. We expect backlog related to subscription and support offerings will change from period to period for various reasons, including the timing and duration of customer orders and varying billing cycles of those orders. Products are billed upon shipment. The majority of our product revenue comes from orders that are received and shipped in the same quarter. However, insufficient supply and inventory may delay our hardware product shipments. As such, we do not believe that our product backlog at any particular time is necessarily indicative of our future operating results.
Seasonality. Our business is affected by seasonal fluctuations in customer spending patterns. We have begun to see seasonal patterns in our business, which we expect to become more pronounced as we continue to grow, with our strongest sequential revenue growth generally occurring in our fiscal second and fourth quarters.
Manufacturing
We outsource the manufacturing of our products to various manufacturing partners, which include our electronics manufacturing services provider (“EMS provider”) and original design manufacturers. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Our EMS provider is Flextronics International, Ltd. (“Flex”), who assembles our products using design specifications, quality assurance programs, and standards that we establish, and procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
The component parts within our products are either sourced by our manufacturing partners or by us from various component suppliers. Our manufacturing and supply contracts, generally, do not guarantee a certain level of supply or fixed pricing, which increases our exposure to supply shortages or price increases.
Human Capital
We believe our ongoing success depends on our employees. Development and investment in our people is central to who we are, and will continue to be so. With a global workforce of 12,561 as of July 31, 2022, we take our People Strategy and FLEXWORK philosophy seriously and care for our employees. This is a critical element of our overall company strategy. Our People Strategy is a comprehensive approach to source, hire, onboard, integrate, develop, engage and reward employees.
FLEXWORK. Throughout the COVID-19 pandemic, while prioritizing the health and safety of our employees, we have learned how to collaborate in a distributed hybrid work reality and to create opportunities for employees to maintain a sense of belonging and focus on well-being. In the future, we aim to continue to disrupt the nature of work. Our philosophy is simple: place our employees at the center of their working life by providing employees flexibility, personalization, and choice regarding how they work, the benefits they choose, the way they consume learning and, where possible, where and when they work. We believe that the more our employees have choice and demonstrate mutual trust and respect, the more engaged they will be.
FLEXWORK adds even more opportunity to scale our efforts to improve Inclusion and Diversity (“I&D”). It further enables us to recognize each individual as unique, with their own priorities and needs, and gives the employee greater agency to personalize their decisions and utilize our programs and initiatives to meet those interests and desires.
Source & Hire. Sourcing and hiring diverse talent and enabling them to create and execute is central to our comprehensive approach to talent acquisition, which we refer to as “The Way We Hire.” Our talent acquisition team utilizes a number of methods to find subject experts in their respective fields, including the use of a variety of channels that focus on reaching underrepresented talents. Our university relations team partners with hundreds of academic institutions, including colleges and universities that focus on serving diverse populations, to provide career pathways for early-in-career candidates. We also encourage current employees to provide qualified referrals, and to utilize our internal mobility program to grow their careers. We equip hiring managers with training so that they are made aware of potential unconscious biases and interview for the values and competencies that we believe enhance our culture. We have diverse interview panels to deliver a quality interview experience to a diverse slate of candidates.

Onboard & Integrate. We believe that a positive onboarding experience is foundational to our employees thriving and therefore to rapid productivity. During the COVID-19 pandemic, we built and utilized virtual learning platforms and employee communication channels to provide new employees with inspirational, often personalized, onboarding experiences. Onboarding is a journey of integration that extends through the first year at Palo Alto Networks for every employee. In addition, we have built specialist learning tracks for interns and new graduates that have been recognized as best in class externally. As part of our merger and acquisition strategy, we have also established a robust integration program with the goal to enable individuals joining our teams to feel part of our culture at speed.
Develop & Motivate. FLEXLearn is our unique approach to personalized employee development. FLEXLearn is a learning experience platform that provides employees with a path based on their needs, interests, style, and career journey. Through FLEXLearn, employees have full agency to direct their growth at their pace and choosing. Development information about core business elements, professional skill sets, working in a distributed hybrid environment, as well as required company-wide compliance training, such as Code of Conduct, privacy and security, anti-discrimination, anti-harassment, and anti-bribery training, is also deployed through the FLEXLearn platform for all employees. In addition, FLEXLearn provides employees with events and activities that motivate and spark critical thinking, on topics ranging from inclusion, to well-being and collaboration. On average, employees had completed 16 hours of development through the FLEXLearn platform during fiscal 2022.
Engage & Reward. We conduct regular executive listening sessions and “pulse surveys” to better understand employee engagement, sentiment, well-being, and the ability to transition to a distributed work model. Many of these sessions have informed our holistic People Strategy, our FLEXWORK philosophy, I&D strategies, and Internal Mobility program.
Employee sentiment has continued to be highly positive. We continue to use insights from an anonymous global employee engagement survey we conducted in 2021 to execute action plans that reinforce our culture of engagement. Our internal pulse surveys and other feedback mechanisms, including insights from external employee sentiment sources and employer brand recognition, indicate that employees have a strong sense of belonging, confidence in leadership, and an understanding of how their work contributes to the Company’s goals.
In addition to a comprehensive compensation and diverse benefits program, we believe in an always-on feedback and rewards philosophy. From recurring 1:1 sessions and quarterly performance feedback to use of our Cheers for Peers peer recognition program, employees get continuous input about the value they bring to the organization.
Inclusion & Diversity. We are intentional about including diverse points of view, perspectives, experiences, backgrounds and ideas in our decision-making processes. We deeply believe that true diversity exists when we have representation of all ethnicities, genders, orientations and identities, and cultures in our workforce. Our I&D programs continue to advance those visions. The diversity of our board of directors, with women representing 33% of our board as of July 31, 2022, is an example of that vision in action. We have nine employee network groups (“ENG”s) which are employee-led groups that play a vital role in building understanding and awareness. Over 26% of our global workforce was involved in at least one ENG as of July 31, 2022. Our ENGs are provided with a budget to fund activities for their communities and to make charitable grants to organizations advancing their causes. We involve our ENGs in listening sessions with executive teams and we work in partnership to develop our annual I&D plans, because we believe involvement is critical. Our I&D philosophy is fully embedded in our talent acquisition, learning and development and rewards and recognition programs.
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
Environmental. We recognize climate change is a global crisis and are committed to doing our part to reduce environmental impacts. Aligned to the Climate Commitments we declared in February 2021, we remain committed to utilizing 100% renewable energy, reducing our greenhouse gas (“GHG”) emissions and working across our value chain, and with coalitions, to achieve these goals by 2030. During fiscal 2022, we conducted a comprehensive analysis of our global environmental footprint and developed Science Based Targets aligned to a warming scenario of 1.5° Celsius. We joined The Climate Pledge during fiscal 2022 demonstrating our eagerness to engage in coalitions to advocate for climate action. We are committed to being transparent about our progress over time through annual reporting.

Social. In addition to our FLEXWORK People Strategy described in the section titled “Human Capital” above, we prioritized the health and safety of our employees during the COVID-19 pandemic. Through the deployment of our Global Supplier Code of Conduct, we continued to reach across our supply chain to communicate our expectations regarding labor standards, business practices and workplace health and safety conditions. During fiscal 2022, we maintained our affiliate membership in the Responsible Business Alliance and maintained our commitment to Supplier Diversity. We value our role as a good corporate citizen and in fiscal 2022 continued to execute our social impact programs. In addition to ongoing efforts to help colleagues and communities impacted by the COVID-19 pandemic , we invested in education programs, scholarships, diversity and basic needs. We expanded our work to provide cybersecurity curriculum to schools, universities and nonprofit organizations to help youth protect their digital way of life and to prepare diverse adults for careers in cybersecurity. Employees continued to participate in our giving, matching and volunteer programs to make impacts in their local communities.
Governance. Integrity is one of our core values. Our corporate behavior and leadership practices model ethical decision making. Employees and suppliers are informed about our governance expectations through our Codes of Conduct, compliance training programs and ongoing communications. Our board of directors is governed by Corporate Governance Guidelines, which are amended from time to time to incorporate best practices in corporate governance. Reinforcing the importance of our ESG performance, the charter of the ESG and Nominating Committee of the board of directors includes the primary oversight of ESG.
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
We also use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. All trademarks, trade names, or service marks used or mentioned herein belong to their respective owners.

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
•Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.
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
•Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers, increase our costs and may result in the loss of sales and end-customers.
•The sales prices of our products, subscriptions and support offerings may decrease, which may reduce our gross profits and adversely impact our financial results.
•We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
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
•Claims by others that we infringe their intellectual property rights could harm our business.
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
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; and changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap. We have also seen supply chain challenges increase significantly, including chip and component shortages (in some cases, attributable to labor shortages), and at times we do not have sufficient inventory of certain of our products to promptly meet customer demand. As a result, we have experienced at times extended delivery time and increased costs for chips and components compared to historic levels; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results.
More generally, the pandemic has not only significantly and adversely increased economic and demand uncertainty, but it has caused a global economic slowdown, and continuing global economic uncertainty which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2021 to the end of fiscal 2022, our headcount increased from 10,473 to 12,561 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
•our inability to timely fulfill our end-customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers, including due to the effects of COVID-19 and the global semiconductor chip and component shortage;
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
•political, economic and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), Russia’s invasion of Ukraine, continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including inflation, and global economic uncertainty due to the continuing effects of COVID-19.
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
Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, shortages and delays related to the global supply chain challenges, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, the current economic challenges in China, changes in public policies such as domestic and international regulations, taxes, increase in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about or changes in government and trade relationships, policies and treaties could also lead to worsening economic and market conditions and the geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union, has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products and increased price competition.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 29.3% and 24.9% in fiscal 2022 and fiscal 2021, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.7 billion as of July 31, 2022. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

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
The industry for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into five categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”), or those that have acquired, or may acquire, large network and endpoint security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors, such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), and Zscaler, Inc. (“Zscaler”), that offer a mix of network and endpoint security products;
•startups and single-vertical vendors that offer independent or emerging solutions across various areas of security;
•public cloud vendors and startups that offer solutions for cloud security (private, public and hybrid cloud); and
•large and small companies, such as Crowdstrike, Inc. (“Crowdstrike”), that offer solutions for security operations and endpoint security.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions and supply chain attacks) and add to the risks to our internal networks, cloud-deployed enterprise and customer-facing environments and the information they store and process. Incidences of cyberattacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. We and our third-party service providers face security threats and attacks from a variety of sources. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, our data, corporate systems, our systems and security measures, as well as those of our third-party service providers, are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, or other types of attacks from outside parties, or breaches due to employee error, malfeasance, a combination of these, or otherwise. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the Sanctions on Russia.
A security breach or incident or an attack against our service availability suffered by us, or our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored or otherwise processed on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, stolen, rendered unavailable, or otherwise used or processed without authorization, which could subject us to liability and cause us financial harm. Any actual or perceived breach of security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in significant damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, demands, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools, devices, and other measures designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 75.2% of total revenue in fiscal 2022, 73.7% of total revenue in fiscal 2021, and 68.8% of total revenue in fiscal 2020. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.

Defects, errors, or vulnerabilities in our products, subscriptions, or support offerings, the failure of our products or subscriptions to block a virus or prevent a security breach or incident, misuse of our products, or risks of product liability claims could harm our reputation and adversely impact our operating results.
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects may cause our products or subscriptions to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russian invasion of Ukraine there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems. Furthermore, as a well-known provider of security solutions, our networks, products, including cloud-based technology, and subscriptions could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update end-customers’ hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems.
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
We depend on manufacturing partners, primarily our electronics manufacturing service provider (“EMS provider”) Flex, to manufacture our hardware product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located primarily in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these recent tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
In addition, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) to conduct due diligence, disclose, and report whether or not our products contain minerals originating from the Democratic Republic of the Congo and adjoining countries, or conflict minerals. Although the SEC has provided guidance with respect to a portion of the conflict minerals filing requirements that may somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of semiconductor devices or other components used in our products. We may also encounter end-customers who require that all of the components of our products be certified as conflict free. If we are not able to meet this requirement, such end-customers may choose not to purchase our products.
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

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers, increase our costs and may result in the loss of sales and end-customers.
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
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted, or we could be forced to expedite shipment of such components or our products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand. Because we do not have, for the most part, volume purchase contracts with our component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
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
We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2022, the total notional amount of our outstanding foreign currency forward contracts was $856.9 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.

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
For fiscal 2022, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 53.6% of our total revenue. As of July 31, 2022, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 47.7% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in fiscal 2022, failure to do so in the future could have a material adverse effect on our business.
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
Risks Related to Intellectual Property and Technology Licensing
Claims by others that we infringe their intellectual property rights could harm our business.
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us.
Third parties may also assert such claims against our end-customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products and subscriptions infringe the intellectual property rights of third parties. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology, products, subscriptions and services. As we expand our footprint, both in our platforms, products, subscriptions and services and geographically, more overlaps occur and we may face more infringement claims both in the United States and abroad.
While we have been increasing the size of our patent portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, litigation has involved and will likely continue to involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. A successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties, or other fees. Any of these events could seriously harm our business, financial condition, and operating results.

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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These laws and regulations relating to privacy, data protection and security are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny, as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly.
For example, the E.U. General Data Protection Regulation (“E.U. GDPR”), which became effective in May 2018, imposes more stringent data protection requirements, provides for greater penalties for noncompliance than E.U. laws that previously applied (up to the greater of €20 million or 4% of the total worldwide annual turnover), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the E.U. GDPR. The E.U. GDPR requires, among other things, that personal data only be transferred outside of the E.U. to the United States and other jurisdictions that the European Commission has not yet recognized as having “adequate” data protection laws (a “third country”), where a data transfer mechanism under the E.U. GDPR has been put in place. Historically, we have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers (also referred to as standard contractual clauses or SCCs). In July 2020, the Court of Justice of the European Union in its “Schrems II” decision invalidated the E.U.-U.S. Privacy Shield for purposes of transfers to the U.S. and imposed a requirement for companies to carry out an assessment of the laws and practices governing access to personal data in the third country to ensure an essentially equivalent level of data protection to that afforded in the E.U. Though we no longer rely on the Privacy Shield programs and instead employ model contractual clauses for personal data transfers, the Schrems II decision raises questions as to implications under European and UK law and adequate data protection in the United States. Among other effects, we may experience additional costs associated with increased compliance burdens, putting in place any additional data transfer mechanisms and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of Europe. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face risk of enforcement actions by data protection authorities in Europe relating to personal data transfers to us and by us from Europe. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.

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
In the United States, companies that do business in California are subject to the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, afford such consumers certain rights regarding their personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and the California Attorney General has issued initial and revised regulations that also govern the CCPA. It remains unclear how this legislation will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes the California Privacy Rights Act (“CPRA”) which was approved by California voters, and significantly modifies the CCPA. The U.S. federal government also is contemplating privacy legislation.
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
As a result of various of our acquisitions, including Cyber Secdo Ltd. (“Secdo”), PureSec Ltd. (“PureSec”) and Twistlock Ltd. (“Twistlock”), we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and operating results. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. Further, the determination of our worldwide provision for or benefit from income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, including uncertainty in the current economic environment due to COVID-19, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters in our annual ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective August 1, 2022 through October 31, 2022, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their Notes, we would be obligated to pay the $3.7 billion principal amount of the Notes in cash. Under the terms of the Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $367.21 to $640.90 per share, as measured through August 22, 2022. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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
As of July 31, 2022, we had $85.0 million available under our share repurchase program which will expire on December 31, 2022. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
While we were able to determine in our management’s report for fiscal 2022 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease space for personnel in Israel. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 11. Leases in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases. Additionally, we own 10.4 acres of land adjacent to our headquarters in Santa Clara, California, which we intend to develop to accommodate future expansion, the speed of which development has been slowed due to the current environment.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the symbol “PANW.” Prior to October 22, 2021, our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “PANW.”
Holders of Record
As of August 22, 2022, there were 355 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
During the three months ended July 31, 2022, we issued a total of 35,004 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisitions of The Crypsis Group, Gamma Networks, Inc., and Sinefa Group, Inc. (the “Transactions”).
The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended July 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2022 to May 31, 2022(1)(2)	0.0	$436.37	—	$450.0
June 1, 2022 to June 30, 2022(1)(2)	0.5	$482.86	0.5	$196.3
July 1, 2022 to July 31, 2022(1)(2)	0.3	$486.05	0.3	$85.0
Total	0.8	$483.50	0.8
______________
(1)    On February 26, 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020 and August 2021, we announced additional $700.0 million and $676.1 million increases to this share repurchase program, respectively, bringing the total authorization to $2.4 billion, with $85.0 million remaining as of July 31, 2022. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
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
Historically, we have compared the cumulative total return on our common stock with that of the NYSE Composite Index and the NYSE Arca Tech 100 Index. As a result of the change in our listing from the NYSE to Nasdaq in October 2021, we have added the Nasdaq 100 Index, the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index to the indexes that we have historically used.
This performance graph compares the cumulative total return on our common stock with that of the Nasdaq 100 Index, the Standard & Poor’s 500 Index, the Standard & Poor Information Technology Index, the NYSE Composite Index and the NYSE Arca Tech 100 Index for the five years ended July 31, 2022. This performance graph assumes $100 was invested on July 31, 2017, in each of the common stock of Palo Alto Networks, Inc., the Nasdaq 100 Index, the Standard & Poor’s 500 Index, the Standard & Poor’s Information Technology Index, the NYSE Composite Index, and the NYSE Arca Tech 100 Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Palo Alto Networks, Inc. Comparison of Total Return Performance
Index Value
0.4
0.35
0.3
0.25
0.2
0.15
0.1
0.05
Jul 17
Jul 18
Jul 19
Jul 20
Jul 21
Jul 22
Period Ending
PANW
Nasdaq 100 Index
S&P 500 Index
S&P Information Technology Index
NYSE Composite Index
NYSE Arca Tech 100 Index

Company/Index	7/31/2017	7/31/2018	7/31/2019	7/31/2020	7/31/2021	7/31/2022
Palo Alto Networks, Inc.	$100.00	$150.45	$171.91	$194.20	$302.82	$378.74
Nasdaq 100 Index	$100.00	$122.99	$133.48	$185.46	$254.41	$220.19
S&P 500 Index	$100.00	$114.01	$120.65	$132.42	$177.92	$167.20
S&P Information Technology Index	$100.00	$126.83	$144.57	$198.12	$274.74	$257.30
NYSE Composite Index	$100.00	$108.32	$109.18	$104.16	$138.73	$128.08
NYSE Arca Tech 100 Index	$100.00	$124.87	$134.35	$155.18	$215.23	$187.52

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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2022 to fiscal 2021. For discussion and analysis related to our financial results comparing fiscal 2021 to 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2021, which was filed with the Securities and Exchange Commission on September 3, 2021.
•Liquidity and Capital Resources. An analysis of changes on our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.
•Contractual Obligations and Commitments. An overview of our contractual obligations, contingent liabilities, commitments, and off-balance sheet arrangements outstanding as of July 31, 2022, including expected payment schedules.
•Critical Accounting Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.
•Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.
Overview
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by industry leading artificial intelligence and automation. We are a leading provider of zero trust solutions that start with the next-generation of zero trust network access to secure remote workforces and extend into securing all users, applications and infrastructure with zero trust principles. Our security solutions are designed to reduce customers’ total cost of ownership by improving operational efficiency and eliminating the need for siloed point products. Our company focuses on delivering value in five fundamental areas:
Network Security:
•Our network security platform, which includes our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service, has been a leader in the industry for ten consecutive years. Our network security platform also includes our Cloud-Delivered Security Services, such as Threat Prevention, Advanced Threat Prevention, WildFire®, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect™, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), SaaS Security API and SaaS Security Inline. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across our network security platform as well as the Prisma® and Cortex® product lines. Panorama™, our network security management solution, available as hardware or virtual machine, can centrally manage our network security platform irrespective of form factor, location, or scale.

Secure Access Service Edge:
•Prisma Access is our next-generation Zero Trust Network Access (“ZTNA”) platform that provides secure network access for all employees with unified policy management and continuous threat inspection. We have recently introduced ZTNA 2.0, which addresses major shortcomings in the first-generation ZTNA products in the industry (which we refer to as ZTNA 1.0). Prisma Access delivers granular least-privileged access along with continuous trust verification and security inspection and protects security for all applications and data across the enterprise infrastructure. Prisma Access, when combined with Prisma SD-WAN, provides a comprehensive single-vendor Secure Access Service Edge (“SASE”) offering that is used to secure remote workforces and enable the cloud-delivered branch.
Cloud Security:
•We enable cloud native security through our Prisma Cloud platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures hybrid and multi-cloud environments for applications, data, and the entire cloud native technology stack across the full development lifecycle; from code to runtime. For inline network security on multi and hybrid-cloud environments, we also offer our VM-Series and CN-Series Firewall offerings.
Security Operations:
•We deliver the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response platform Cortex XDR® to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), Cortex Xpanse® for attack surface management (“ASM”) and Cortex Data Lake allowing our customers to collect and analyze large amounts of context-rich data across endpoints, networks, and clouds. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•We enable security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory and proactive cybersecurity assessment services.
For fiscal 2022 and 2021, total revenue was $5.5 billion and $4.3 billion, respectively, representing year-over-year growth of 29.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of July 31, 2022, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies in the world. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $1.4 billion or 24.8% of total revenue for fiscal 2022, representing year-over-year growth of 21.7%. Product revenue is primarily generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $4.1 billion or 75.2% of total revenue for fiscal 2022, representing year-over-year growth of 32.0%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2022, we introduced several new offerings, including: Prisma Cloud 3.0, Prisma Access 3.0, AIOps for NGFW, PAN-OS 10.2, and Cloud NGFW for AWS.

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
Impact of COVID-19 and Other Macroeconomic Factors on Our Business
We are actively monitoring, evaluating, and responding to developments relating to COVID-19, which has resulted in and is expected to continue to result in significant global, social, and business disruption. While we instituted a global work-from-home policy beginning in March 2020, which has been modified to provide employees with the choice to work in our offices for a set number of days per week or completely remotely, we did not experience significant disruption in our work operations during fiscal 2022. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while working remotely.
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
In addition, our overall performance depends in part on worldwide economic and geopolitical conditions. Worsening economic conditions, including inflation, higher interest rates, fluctuations in foreign exchange rates and other changes in economic conditions, may adversely affect our financial performance.

Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating loss and margin below under “Results of Operations.”

	July 31,
	2022	2021

	(in millions)
Total deferred revenue	$6,994.0	$5,024.0
Cash, cash equivalents, and investments	$4,686.4	$3,789.4

	Year Ended July 31,
	2022	2021	2020

	(dollars in millions)
Total revenue	$5,501.5	$4,256.1	$3,408.4
Total revenue year-over-year percentage increase	29.3%	24.9%	17.5%
Gross margin	68.8%	70.0%	70.7%
Operating loss	$(188.8)	$(304.1)	$(179.0)
Operating margin	(3.4)%	(7.1)%	(5.3)%
Billings	$7,471.5	$5,452.2	$4,301.7
Billings year-over-year percentage increase	37.0%	26.7%	23.3%
Cash flow provided by operating activities	$1,984.7	$1,503.0	$1,035.7
Free cash flow (non-GAAP)	$1,791.9	$1,387.0	$821.3

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

	Year Ended July 31,
	2022	2021	2020

	(in millions)
Billings:
Total revenue	$5,501.5	$4,256.1	$3,408.4
Add: change in total deferred revenue, net of acquired deferred revenue	1,970.0	1,196.1	893.3
Billings	$7,471.5	$5,452.2	$4,301.7

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

	Year Ended July 31,
	2022	2021	2020

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,984.7	$1,503.0	$1,035.7
Less: purchases of property, equipment, and other assets	192.8	116.0	214.4
Free cash flow (non-GAAP)	$1,791.9	$1,387.0	$821.3
Net cash provided by (used in) investing activities	$(933.4)	$(1,480.6)	$288.0
Net cash provided by (used in) financing activities	$(806.6)	$(1,104.0)	$673.0

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period to period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2022		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$1,363.1	24.8%	$1,120.3	26.3%	$1,064.2	31.2%
Subscription and support	4,138.4	75.2%	3,135.8	73.7%	2,344.2	68.8%
Total revenue	5,501.5	100.0%	4,256.1	100.0%	3,408.4	100.0%
Cost of revenue:
Product	455.5	8.3%	308.5	7.2%	294.4	8.6%
Subscription and support	1,263.2	22.9%	966.4	22.8%	705.1	20.7%
Total cost of revenue(1)	1,718.7	31.2%	1,274.9	30.0%	999.5	29.3%
Total gross profit	3,782.8	68.8%	2,981.2	70.0%	2,408.9	70.7%
Operating expenses:
Research and development	1,417.7	25.8%	1,140.4	26.8%	768.1	22.5%
Sales and marketing	2,148.9	39.0%	1,753.8	41.1%	1,520.2	44.7%
General and administrative	405.0	7.4%	391.1	9.2%	299.6	8.8%
Total operating expenses(1)	3,971.6	72.2%	3,285.3	77.1%	2,587.9	76.0%
Operating loss	(188.8)	(3.4)%	(304.1)	(7.1)%	(179.0)	(5.3)%
Interest expense	(27.4)	(0.5)%	(163.3)	(3.8)%	(88.7)	(2.6)%
Other income, net	9.0	0.1%	2.4	0.0%	35.9	1.1%
Loss before income taxes	(207.2)	(3.8)%	(465.0)	(10.9)%	(231.8)	(6.8)%
Provision for income taxes	59.8	1.1%	33.9	0.8%	35.2	1.0%
Net loss	$(267.0)	(4.9)%	$(498.9)	(11.7)%	$(267.0)	(7.8)%
______________
(1)Includes share-based compensation as follows:

	Year Ended July 31,
	2022	2021	2020

	(in millions)
Cost of product revenue	$9.3	$6.2	$5.7
Cost of subscription and support revenue	110.2	93.0	77.7
Research and development	471.1	428.9	274.6
Sales and marketing	304.7	269.9	214.5
General and administrative	118.1	128.9	92.0
Total share-based compensation	$1,013.4	$926.9	$664.5

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

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$1,363.1	$1,120.3	$242.8	21.7%	$1,120.3	$1,064.2	$56.1	5.3%
Product revenue increased for fiscal 2022 compared to fiscal 2021 primarily due to increased demand for our new generation of products, which includes customer transition from our legacy products.
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

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$2,539.0	$1,898.8	$640.2	33.7%	$1,898.8	$1,405.3	$493.5	35.1%
Support	1,599.4	1,237.0	362.4	29.3%	1,237.0	938.9	298.1	31.7%
Total subscription and support	$4,138.4	$3,135.8	$1,002.6	32.0%	$3,135.8	$2,344.2	$791.6	33.8%
Subscription and support revenue increased for fiscal 2022 compared to fiscal 2021 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$3,802.6	$2,937.5	$865.1	29.5%	$2,937.5	$2,318.0	$619.5	26.7%
EMEA	1,055.8	817.3	238.5	29.2%	817.3	671.9	145.4	21.6%
APAC	643.1	501.3	141.8	28.3%	501.3	418.5	82.8	19.8%
Total revenue	$5,501.5	$4,256.1	$1,245.4	29.3%	$4,256.1	$3,408.4	$847.7	24.9%
With respect to geographic theaters, the Americas contributed the largest portion of the year-over-year increases in revenue for fiscal 2022 due to its larger and more established sales force compared to our other theaters. Revenue from Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”) increased year-over-year for fiscal 2022 due to increasing investment in global sales force in order to support our growth and innovation.

Cost of Revenue
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
Cost of Product Revenue
Cost of product revenue primarily includes costs paid to our manufacturing partners for procuring components and manufacturing our products. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation and travel and entertainment associated with our operations organization, amortization of intellectual property licenses, product testing costs, shipping and tariff costs, and shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our product revenue.

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$455.5	$308.5	$147.0	47.6%	$308.5	$294.4	$14.1	4.8%
Number of employees at period end	149	127	22	17.3%	127	117	10	8.5%
Cost of product revenue increased for fiscal 2022 compared to fiscal 2021 primarily due to an increase in the volume of product sold. The remaining increase in costs was primarily driven by supply chain challenges.
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

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$1,263.2	$966.4	$296.8	30.7%	$966.4	$705.1	$261.3	37.1%
Number of employees at period end	2,515	2,108	407	19.3%	2,108	1,402	706	50.4%
Cost of subscription and support revenue increased for fiscal 2022 compared to fiscal 2021 primarily due to increased costs to support the growth of our subscription and support offerings. Personnel costs grew $135.4 million to $547.8 million for fiscal 2022 compared to fiscal 2021 primarily due to headcount growth. The remaining increase was primarily due to increased cloud hosting service costs to support our cloud-based subscription offerings, outside service costs for global customer support resulting from the expansions of our customer base and product portfolio, and shared costs.
Gross Margin
Gross margin has been and will continue to be affected by a variety of factors, including the introduction of new products, manufacturing costs, the average sales price of our products, cloud hosting service costs, personnel costs, the mix of products sold, and the mix of revenue between product and subscription and support offerings. Our virtual and higher-end firewall products generally have higher gross margins than our lower-end firewall products within each product series. We expect our gross margins to vary over time depending on the factors described above.

	Year Ended July 31,
	2022		2021		2020
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$907.6	66.6%	$811.8	72.5%	$769.8	72.3%
Subscription and support	2,875.2	69.5%	2,169.4	69.2%	1,639.1	69.9%
Total gross profit	$3,782.8	68.8%	$2,981.2	70.0%	$2,408.9	70.7%

Product gross margin decreased for fiscal 2022 compared to fiscal 2021 primarily due to higher costs related to our product offerings driven by supply chain challenges.
Subscription and support gross margin was relatively flat for fiscal 2022 compared to fiscal 2021.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2022, we expect to recognize approximately $1.8 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
Research and Development
Research and development expense consists primarily of personnel costs. Research and development expense also includes prototype related expenses and shared costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$1,417.7	$1,140.4	$277.3	24.3%	$1,140.4	$768.1	$372.3	48.5%
Number of employees at period end	3,268	2,595	673	25.9%	2,595	1,821	774	42.5%
Research and development expense increased for fiscal 2022 compared to fiscal 2021 primarily due to an increase in personnel costs, which grew $193.5 million to $1.1 billion, primarily due to headcount growth. The increase in research and development expense was further driven by increased shared costs and third-party product development costs.
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, and shared costs. We continue to strategically invest in headcount and have grown our sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to grow our customer base, increase touch points with end-customers, and expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$2,148.9	$1,753.8	$395.1	22.5%	$1,753.8	$1,520.2	$233.6	15.4%
Number of employees at period end	5,167	4,493	674	15.0%	4,493	3,800	693	18.2%
Sales and marketing expense increased for fiscal 2022 compared to fiscal 2021 primarily due to an increase in personnel costs, which grew $291.8 million to $1.6 billion, primarily due to headcount growth and increased travel and entertainment expenses. The increase in sales and marketing expense was further driven by an increase in costs associated with marketing activities.

General and Administrative
General and administrative expense consists primarily of personnel costs and shared costs for our executive, finance, human resources, information technology, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars as we increase the size of our general and administrative organizations and incur additional costs to support our business growth, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$405.0	$391.1	$13.9	3.6%	$391.1	$299.6	$91.5	30.5%
Number of employees at period end	1,462	1,150	312	27.1%	1,150	874	276	31.6%
General and administrative expenses increased for fiscal 2022 compared to fiscal 2021 primarily due to personnel costs, which grew $24.6 million to $268.6 million, partially offset by a decrease in acquisition-related costs. The increase in personnel costs was primarily due to headcount growth, partially offset by lower share-based compensation related to accelerated vesting of equity awards in connection with acquisitions.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$27.4	$163.3	$(135.9)	(83.2)%	$163.3	$88.7	$74.6	84.1%
Interest expense decreased for fiscal 2022 compared to fiscal 2021 primarily because we no longer recognize interest expense for amortization of the debt discount as a result of the adoption of new debt guidance. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies and Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Other Income, Net
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$9.0	$2.4	$6.6	275.0%	$2.4	$35.9	$(33.5)	(93.3)%
Other income, net increased for fiscal 2022 compared to fiscal 2021 primarily due to increased foreign currency exchange gains and higher interest income earned on our cash, cash equivalent, and investment balances as a result of higher interest rates for fiscal 2022 compared to fiscal 2021, partially offset by increased losses related to non-designated derivative instruments.

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

	Year Ended July 31,				Year Ended July 31,
	2022	2021	Change		2021	2020	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$59.8	$33.9	$25.9	76.4%	$33.9	$35.2	$(1.3)	(3.7)%
Effective tax rate	(28.9)%	(7.3)%			(7.3)%	(15.2)%
We recorded an income tax provision for fiscal 2022. The provision for income taxes for fiscal 2022 was primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our provision for income taxes increased for fiscal 2022 compared to fiscal 2021, primarily due to foreign income and withholding taxes. Refer to Note 15. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Liquidity and Capital Resources

	July 31,
	2022	2021

	(in millions)
Working capital(1)	$(1,891.4)	$(469.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,118.5	$1,874.2
Investments	2,567.9	1,915.2
Total cash, cash equivalents, and investments	$4,686.4	$3,789.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion and $1.6 billion as of July 31, 2022 and 2021, respectively. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.
As of July 31, 2022, our total cash, cash equivalents, and investments of $4.7 billion were held for general corporate purposes. As of July 31, 2022, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended July 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending October 31, 2022. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending October 31, 2022 or hold the 2023 Notes until maturity on July 1, 2023. As of July 31, 2022, substantially all of our Notes remained outstanding. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. As of July 31, 2022, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.

Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020 and August 2021, our board of directors authorized additional $700.0 million and $676.1 million increases, respectively, bringing the total authorization under this share repurchase program to $2.4 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. As of July 31, 2022, 85.0 million remained available for future share repurchases under this repurchase program. In February 2020, our board of directors approved the repurchase of $1.0 billion of our common stock through an accelerated share repurchase (“ASR”) transaction, which was in addition to our current authorization. During fiscal 2020, we completed the ASR transaction with an aggregate of 5.2 million shares of our common stock repurchased and retired. Refer to Note 13. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for information on these repurchase programs.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2032, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of July 31, 2022, we have total operating lease obligations of $338.4 million recorded on our consolidated balance sheet.
As of July 31, 2022, our commitments to purchase products, components, cloud and other services totaled $2.4 billion. Refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on these commitments.
Cash Flows
The following table summarizes our cash flows for the years ended July 31, 2022, 2021, and 2020:

	Year Ended July 31,
	2022	2021	2020

	(in millions)
Net cash provided by operating activities	$1,984.7	$1,503.0	$1,035.7
Net cash provided by (used in) investing activities	(933.4)	(1,480.6)	288.0
Net cash provided by (used in) financing activities	(806.6)	(1,104.0)	673.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$244.7	$(1,081.6)	$1,996.7
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part I, Item 1A “Risk Factors” in this Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the repayment obligations associated with our Notes, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events such as COVID-19. In addition, from time to time, we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during fiscal 2022 was $2.0 billion, an increase of $481.7 million compared to fiscal 2021. The increase was primarily due to growth of our business as reflected by increases in billings and collections during fiscal 2022, partially offset by higher cash expenditure to support our business growth.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.

Cash used in investing activities during fiscal 2022 was $933.4 million, a decrease of $547.2 million compared to fiscal 2021. The decrease was primarily due to a decrease in net cash payments for business acquisitions, partially offset by an increase in net investment purchases, sales and maturities during fiscal 2022.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during fiscal 2022 was $806.6 million, a decrease of $297.4 million compared to fiscal 2021. The decrease was primarily due to a decrease in repurchases of our common stock during fiscal 2022.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.
We believe that of our significant accounting policies described in Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.
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
We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we estimate the standalone selling price based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (channel partner or end-customer), the geographies in which our offerings were sold (domestic or international) and offering type (products, subscriptions, or support). As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider, which procures components and assembles our products based on our demand forecasts. These forecasts of future demand are based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. We accrue costs for manufacturing purchase commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Actual component usage and product demand may be materially different from our forecast and could be caused by factors outside of our control, which could have an adverse impact on our results of operations. To date, we have not accrued significant costs associated with this exposure.
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
Goodwill, Intangibles, and Other Long-Lived Assets
We make significant estimates, assumptions, and judgments when valuing goodwill and other purchased intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other purchased intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets, and the profit margin a market participant would receive. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.
We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe impairment indicators exist. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes our evaluation of relevant events and circumstances affecting our single reporting unit, including macroeconomic, industry, and market conditions, our overall financial performance, and trends in the market price of our common stock. If qualitative factors indicate that it is more likely than not that our reporting unit’s fair value is less than its carrying amount, then we will perform the quantitative impairment test by comparing our reporting unit’s carrying amount, including goodwill, to its fair value. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess but limited to the total amount of goodwill. To date, the results of our qualitative assessment have indicated that the quantitative goodwill impairment test is not necessary.

We evaluate purchased intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business, or a significant change in the operations of the acquired assets or use of an asset or asset group. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset or asset group is expected to generate. Critical estimates in determining whether a long-lived asset is considered impaired include the amount and timing of future cash flows that the asset or asset group is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group, which is estimated using a present value technique. Critical estimates in determining the fair value of an asset or asset group and the amount of impairment to recognize include, but are not limited to, the amount and timing of future cash flows that the asset or asset group is expected to generate and the discount rate. Determining the fair value of an asset or asset group is highly judgmental in nature and involves the use of significant estimates and assumptions for market participants. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at July 31, 2022 would not be material to our financial condition or results of operations. As of July 31, 2022, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements. We enter into foreign currency derivative contracts with maturities of 16 months or less which we designate as cash flow hedges to manage the foreign currency exchange risk associated with our foreign currency denominated operating expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. Refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
As our international operations grow, our risks associated with fluctuations in foreign currency exchange rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, a weakening U.S. dollar can increase the costs of our international expansion and a strengthening U.S. dollar can increase the real cost of our products to our end-customers outside of the United States, leading to delays in the purchase of our products and services. For additional information, see the risk factor entitled “We are exposed to fluctuations in foreign currency exchange rates, which could negatively affect our financial condition and operating results.” in Part 1, Item 1A of this Annual Report on Form 10-K.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, corporate debt securities, and asset-backed securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $20.6 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $20.6 million increase in the fair market value of the portfolio.
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We carry these instruments at face value less unamortized discount and unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic exposure associated with changes in interest rates. However, the fair value of fixed rate instruments fluctuates when interest rates change, and additionally, in the case of either series of Notes, when the market price of our common stock fluctuates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 6, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
September 6, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2022, and the related notes and our report dated September 6, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
September 6, 2022

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	July 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$2,118.5	$1,874.2
Short-term investments	1,516.0	1,026.9
Accounts receivable, net of allowance for credit losses of $8.9 and $11.2 at July 31, 2022 and July 31, 2021, respectively	2,142.5	1,240.4
Short-term deferred contract costs	317.7	276.5
Prepaid expenses and other current assets	320.2	229.3
Total current assets	6,414.9	4,647.3
Property and equipment, net	357.8	318.4
Operating lease right-of-use assets	242.0	262.9
Long-term investments	1,051.9	888.3
Long-term deferred contract costs	550.1	494.6
Goodwill	2,747.7	2,710.1
Intangible assets, net	384.5	498.6
Other assets	504.7	421.4
Total assets	$12,253.6	$10,241.6
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$128.0	$56.9
Accrued compensation	461.1	430.6
Accrued and other liabilities	399.2	329.4
Deferred revenue	3,641.2	2,741.9
Convertible senior notes, net	3,676.8	1,557.9
Total current liabilities	8,306.3	5,116.7
Convertible senior notes, net	—	1,668.1
Long-term deferred revenue	3,352.8	2,282.1
Long-term operating lease liabilities	276.1	313.4
Other long-term liabilities	108.4	97.7
Total liabilities	12,043.6	9,478.0
Commitments and contingencies (Note 12)
Temporary equity	—	129.1
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at July 31, 2022 and July 31, 2021	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 99.6 and 97.3 shares issued and outstanding at July 31, 2022 and July 31, 2021, respectively	1,932.7	2,311.2
Accumulated other comprehensive loss	(55.6)	(9.9)
Accumulated deficit	(1,667.1)	(1,666.8)
Total stockholders’ equity	210.0	634.5
Total liabilities, temporary equity and stockholders’ equity	$12,253.6	$10,241.6

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended July 31,
	2022	2021	2020

Revenue:
Product	$1,363.1	$1,120.3	$1,064.2
Subscription and support	4,138.4	3,135.8	2,344.2
Total revenue	5,501.5	4,256.1	3,408.4
Cost of revenue:
Product	455.5	308.5	294.4
Subscription and support	1,263.2	966.4	705.1
Total cost of revenue	1,718.7	1,274.9	999.5
Total gross profit	3,782.8	2,981.2	2,408.9
Operating expenses:
Research and development	1,417.7	1,140.4	768.1
Sales and marketing	2,148.9	1,753.8	1,520.2
General and administrative	405.0	391.1	299.6
Total operating expenses	3,971.6	3,285.3	2,587.9
Operating loss	(188.8)	(304.1)	(179.0)
Interest expense	(27.4)	(163.3)	(88.7)
Other income, net	9.0	2.4	35.9
Loss before income taxes	(207.2)	(465.0)	(231.8)
Provision for income taxes	59.8	33.9	35.2
Net loss	$(267.0)	$(498.9)	$(267.0)
Net loss per share, basic and diluted	$(2.71)	$(5.18)	$(2.76)
Weighted-average shares used to compute net loss per share, basic and diluted	98.5	96.4	96.9

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended July 31,
	2022	2021	2020

Net loss	$(267.0)	$(498.9)	$(267.0)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(25.0)	(3.0)	1.0
Cash flow hedges:
Change in unrealized gains (losses)	(54.0)	1.1	8.3
Net realized (gains) losses reclassified into earnings	33.3	(18.5)	4.9
Net change on cash flow hedges	(20.7)	(17.4)	13.2
Other comprehensive income (loss)	(45.7)	(20.4)	14.2
Comprehensive loss	$(312.7)	$(519.3)	$(252.8)

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 31, 2019	96.8	$2,490.9	$(3.7)	$(900.9)	$1,586.3
Net loss	—	—	—	(267.0)	(267.0)
Other comprehensive income	—	—	14.2	—	14.2
Issuance of common stock in connection with employee equity incentive plans	3.6	84.0	—	—	84.0
Taxes paid related to net share settlement of equity awards	—	(22.7)	—	—	(22.7)
Share-based compensation for equity-based awards	—	674.4	—	—	674.4
Repurchase and retirement of common stock	(6.1)	(1,198.1)	—	—	(1,198.1)
Settlement of warrants	2.0	—	—	—	—
Equity component of convertible senior notes, net	—	398.7	—	—	398.7
Issuance of warrants	—	202.8	—	—	202.8
Purchase of note hedges	—	(370.8)	—	—	(370.8)
Balance as of July 31, 2020	96.3	2,259.2	10.5	(1,167.9)	1,101.8
Net loss	—	—	—	(498.9)	(498.9)
Other comprehensive loss	—	—	(20.4)	—	(20.4)
Issuance of common stock in connection with employee equity incentive plans	3.7	104.0	—	—	104.0
Taxes paid related to net share settlement of equity awards	—	(28.9)	—	—	(28.9)
Share-based compensation for equity-based awards	—	943.4	—	—	943.4
Repurchase and retirement of common stock	(4.0)	(1,178.1)	—	—	(1,178.1)
Issuance of common and restricted common stock in connection with acquisitions	1.3	340.7	—	—	340.7
Temporary equity reclassification	—	(129.1)	—	—	(129.1)
Balance as of July 31, 2021	97.3	2,311.2	(9.9)	(1,666.8)	634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(267.0)	(267.0)
Other comprehensive loss	—	—	(45.7)	—	(45.7)
Issuance of common stock in connection with employee equity incentive plans	4.1	137.3	—	—	137.3
Taxes paid related to net share settlement of equity awards	—	(50.3)	—	—	(50.3)
Share-based compensation for equity-based awards	—	1,031.4	—	—	1,031.4
Repurchase and retirement of common stock	(1.8)	(915.0)	—	—	(915.0)
Balance as of July 31, 2022	99.6	$1,932.7	$(55.6)	$(1,667.1)	$210.0

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(267.0)	$(498.9)	$(267.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation for equity-based awards	1,011.1	894.5	658.4
Depreciation and amortization	282.6	260.4	206.1
Gain related to facility exit	—	—	(3.1)
Amortization of deferred contract costs	362.1	298.0	254.4
Amortization of debt discount and debt issuance costs	7.2	142.9	73.9
Reduction of operating lease right-of-use assets	54.4	44.5	47.4
Amortization of investment premiums, net of accretion of purchase discounts	13.5	13.1	(6.2)
Repayments of convertible senior notes attributable to debt discount	—	(0.1)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(902.0)	(172.4)	(435.6)
Deferred contract costs	(458.8)	(440.8)	(407.4)
Prepaid expenses and other assets	(141.0)	(299.1)	(1.6)
Accounts payable	69.3	(11.8)	(12.8)
Accrued compensation	30.4	105.1	75.7
Accrued and other liabilities	(47.1)	(28.5)	(39.8)
Deferred revenue	1,970.0	1,196.1	893.3
Net cash provided by operating activities	1,984.7	1,503.0	1,035.7
Cash flows from investing activities
Purchases of investments	(2,271.7)	(1,958.9)	(1,180.8)
Proceeds from sales of investments	449.2	131.1	314.0
Proceeds from maturities of investments	1,118.9	1,240.5	1,952.7
Business acquisitions, net of cash acquired	(37.0)	(777.3)	(583.5)
Purchases of property, equipment, and other assets	(192.8)	(116.0)	(214.4)
Net cash provided by (used in) investing activities	(933.4)	(1,480.6)	288.0
Cash flows from financing activities
Repayments of convertible senior notes	(0.6)	(0.9)	—
Payments for debt issuance costs	—	(0.2)	—
Proceeds from borrowings on convertible senior notes, net	—	—	1,979.1
Proceeds from issuance of warrants	—	—	202.8
Purchase of note hedges	—	—	(370.8)
Repurchases of common stock	(892.3)	(1,178.1)	(1,198.1)
Proceeds from sales of shares through employee equity incentive plans	136.6	104.0	84.0
Payments for taxes related to net share settlement of equity awards	(50.3)	(28.8)	(22.7)
Payment of deferred consideration related to prior year business acquisition	—	—	(1.3)
Net cash provided by (used in) financing activities	(806.6)	(1,104.0)	673.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	244.7	(1,081.6)	1,996.7
Cash, cash equivalents, and restricted cash—beginning of period	1,880.1	2,961.7	965.0
Cash, cash equivalents, and restricted cash—end of period	$2,124.8	$1,880.1	$2,961.7
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,118.5	$1,874.2	$2,958.0
Restricted cash included in prepaid expenses and other current assets	6.3	5.4	2.8
Restricted cash included in other assets	—	0.5	0.9
Total cash, cash equivalents, and restricted cash	$2,124.8	$1,880.1	$2,961.7

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(2.5)	$(365.4)	$(11.0)
Supplemental disclosures of cash flow information
Cash paid for income taxes	$34.6	$24.9	$17.2
Cash paid for contractual interest	$20.2	$20.0	$13.5
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, organizations, service providers, and government entities to secure their users, networks, clouds and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence and automation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis. Management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, the assessment of recoverability of our intangibles and goodwill, valuation allowance against deferred tax assets, manufacturing partner and supplier liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative contracts, accounts receivable and financing receivables.
We invest only in high-quality credit instruments and our cash and cash equivalents and available-for-sale investments consist primarily of fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
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
Our accounts receivable are primarily derived from our distributors in various geographical locations. Our financing receivables are with qualified end-customers. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable or financing receivables.
As of July 31, 2022, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 47.7% of our gross accounts receivable. As of July 31, 2022, two end-customers represented 10% or more of our gross financing receivables, and in aggregate represented 33.7% of our gross financing receivables.
For fiscal 2022, three distributors represented 10% or more of our total revenue, representing 29.7%, 12.4%, and 11.5%, respectively. No single end-customer accounted for more than 10% of our total revenue in fiscal 2022, 2021, or 2020.
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

Foreign Currency Transactions
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are not significant to the consolidated financial statements.
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
Our financial assets and liabilities that are measured at fair value on a recurring basis include marketable securities and derivative financial instruments. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
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
We determine the classification of our investments in marketable debt securities at the time of purchase and reevaluate such determination at each balance sheet date. Our marketable debt securities are classified as available-for-sale. Debt securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in other income, net in our consolidated statements of operations, if it is more likely than not that we will be required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, we determine whether a credit loss exists by comparing the present value of the expected cash flows of the security with its amortized cost basis. An allowance for credit losses is recorded in other income, net in our consolidated statements of operations for an amount not to exceed the unrealized loss. Unrealized losses that are not credit-related are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of collectability. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are charged against the allowance for credit losses. For the years ended July 31, 2022 and 2021, the allowance for credit losses activity was not significant.
Financing Receivables
We provide financing arrangements for certain qualified end-user customers to purchase our products and services. Payment terms on these financing arrangements are up to five years. Financing receivables are recorded at amortized cost, which approximates fair value. We may sell, in certain instances, these financing arrangements on a non-recourse basis to third party financial institutions. The financing receivables are derecognized upon transfer as these sales qualify as true sales.

We evaluate the allowance for credit losses by assessing the risks and losses inherent in our financing receivables on either an individual or a collective basis. Our assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer’s ability to pay, and forward-looking economic considerations. Financing receivables deemed uncollectible are charged against the allowance for credit losses. Short-term financing receivables are included in prepaid expenses and other current assets, and long-term financing receivables are included in other assets on our consolidated balance sheets.
Derivatives
We are exposed to foreign currency exchange risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 16 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our operating expenditures.
Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities on our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of AOCI on our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. Gains or losses related to non-designated derivative instruments are recognized in other income, net in our consolidated statements of operations for each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term. Land is not depreciated.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed, generally based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
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
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.
We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and other long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of these assets or asset groups by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset or asset group, we record an impairment loss for the amount by which the carrying amount exceeds the fair value of the asset or asset group.
We did not recognize any impairment losses on our goodwill, intangible assets, or other long-lived assets during the years ended July 31, 2022, 2021, and 2020.

Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we are contractually obligated to purchase manufactured products and components, we generally do not own the components and manufactured products. Product title transfers from our EMS provider to us and immediately to our customers upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2022, we have not accrued any significant costs associated with this exposure.
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
Revenues are reported net of sales taxes. Shipping charges billed to our customers are included in revenues and related costs are included in cost of revenue.
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
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of operations. Deferred contract costs are periodically reviewed for impairment. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2022, 2021, or 2020.
Software Development Costs
Internally developed software includes security software developed to meet our internal needs to provide cloud-based subscription offerings to our end-customers and business software that we customize to meet our specific operational needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three to five years. As of July 31, 2022 and 2021, we capitalized as other assets on our consolidated balance sheets $130.9 million and $114.8 million in costs, respectively, net of accumulated amortization, for security software developed to meet our internal needs to provide our cloud-based subscription offerings. We recognized amortization expense of $62.4 million, $47.8 million, and $31.3 million related to these capitalized costs as cost of subscription and support revenue in our consolidated statements of operations during the years ended July 31, 2022, 2021, and 2020, respectively.
The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statements of operations.
Share-Based Compensation
Compensation expense related to share-based transactions is measured and recognized in the consolidated financial statements based on fair value on the grant date. We recognize share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award. We recognize share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award and, for awards with performance conditions, when it is probable that the performance condition will be achieved. We account for forfeitures of all share-based payment awards when they occur.

Leases
We determine if an arrangement is a lease at inception. We evaluate the classification of leases at commencement and, as necessary, at modification. Operating leases related balances are included in operating lease right-of-use assets, accrued and other liabilities, and long-term operating lease liabilities on our consolidated balance sheets. We did not have any material finance leases in any of the periods presented.
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
We account for lease and non-lease components as a single lease component and do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. Variable lease payments are primarily comprised of real estate taxes, common area maintenance charges, and insurance costs.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
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

Debt with Conversion Options
In August 2020, the FASB issued authoritative guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The standard reduces the number of models used to account for convertible instruments and simplifies the classification of debt on the balance sheet.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2022	2021	2020
Revenue:
Americas
United States	$3,560.3	$2,747.8	$2,157.6
Other Americas	242.3	189.7	160.4
Total Americas	3,802.6	2,937.5	2,318.0
Europe, the Middle East, and Africa (“EMEA”)	1,055.8	817.3	671.9
Asia Pacific and Japan (“APAC”)	643.1	501.3	418.5
Total revenue	$5,501.5	$4,256.1	$3,408.4
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2022	2021	2020
Revenue:
Product	$1,363.1	$1,120.3	$1,064.2
Subscription and support
Subscription	2,539.0	1,898.8	1405.3
Support	1,599.4	1,237.0	938.9
Total subscription and support	4,138.4	3,135.8	2,344.2
Total revenue	$5,501.5	$4,256.1	$3,408.4
Deferred Revenue
During the years ended July 31, 2022 and 2021, we recognized approximately $2.7 billion and $2.0 billion of revenue pertaining to amounts that were deferred as of July 31, 2021 and 2020, respectively.
Remaining Performance Obligations
Revenue expected to be recognized from remaining performance obligations was $8.2 billion as of July 31, 2022, of which we expect to recognize approximately $4.1 billion over the next 12 months and the remainder thereafter.

3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2022 and 2021 (in millions):

	July 31, 2022				July 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,205.2	$—	$—	$1,205.2	$124.2	$—	$—	$124.2
Certificates of deposit	—	155.3	—	155.3	—	150.4	—	150.4
Commercial paper	—	69.1	—	69.1	—	—	—	—
Corporate debt securities	—	19.5	—	19.5	—	1.0	—	1.0
U.S. government and agency securities	—	10.0	—	10.0	—	116.3	—	116.3
Non-U.S. government and agency securities	—	5.1	—	5.1	—	—	—	—
Total cash equivalents	1,205.2	259.0	—	1,464.2	124.2	267.7	—	391.9
Short-term investments:
Certificates of deposit	—	116.4	—	116.4	—	12.4	—	12.4
Commercial paper	—	79.0	—	79.0	—	—	—	—
Corporate debt securities	—	505.0	—	505.0	—	208.9	—	208.9
U.S. government and agency securities	—	798.2	—	798.2	—	762.1	—	762.1
Non-U.S. government and agency securities	—	17.4	—	17.4	—	43.5	—	43.5
Total short-term investments	—	1,516.0	—	1,516.0	—	1,026.9	—	1,026.9
Long-term investments:
Certificates of deposit	—	—	—	—	—	5.0	—	5.0
Corporate debt securities	—	761.2	—	761.2	—	180.7	—	180.7
U.S. government and agency securities	—	118.2	—	118.2	—	674.1	—	674.1
Non-U.S. government and agency securities	—	—	—	—	—	28.5	—	28.5
Asset-backed securities	—	172.5	—	172.5	—	—	—	—
Total long-term investments	—	1,051.9	—	1,051.9	—	888.3	—	888.3
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	2.4	—	2.4	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	2.4	—	2.4	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	0.7	—	0.7	—	0.1	—	0.1
Total other assets	—	0.7	—	0.7	—	0.1	—	0.1
Total assets measured at fair value	$1,205.2	$2,830.0	$—	$4,035.2	$124.2	$2,187.1	$—	$2,311.3

	July 31, 2022				July 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Accrued and other liabilities:
Foreign currency forward contracts	$—	$32.4	$—	$32.4	$—	$6.4	$—	$6.4
Total accrued and other liabilities	—	32.4	—	32.4	—	6.4	—	6.4
Other long-term liabilities:
Foreign currency forward contracts	—	0.8	—	0.8	—	0.5	—	0.5
Total other long-term liabilities	—	0.8	—	0.8	—	0.5	—	0.5
Total liabilities measured at fair value	$—	$33.2	$—	$33.2	$—	$6.9	$—	$6.9

Refer to Note 10. Debt, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2022 and 2021.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities (in millions):

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$155.3	$—	$—	$155.3
Commercial paper	69.1	—	—	69.1
Corporate debt securities	19.5	—	—	19.5
U.S. government and agency securities	10.0	—	—	10.0
Non-U.S. government and agency securities	5.0	0.1	—	5.1
Total available-for-sale cash equivalents	$258.9	$0.1	$—	$259.0

Investments:
Certificates of deposit	$116.5	$—	$(0.1)	$116.4
Commercial paper	79.1	—	(0.1)	79.0
Corporate debt securities	1,276.8	1.3	(11.9)	1,266.2
U.S. government and agency securities	928.1	0.1	(11.8)	916.4
Non-U.S. government and agency securities	17.6	—	(0.2)	17.4
Asset-backed securities	173.4	0.2	(1.1)	172.5
Total available-for-sale investments	$2,591.5	$1.6	$(25.2)	$2,567.9

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.4	$—	$—	$150.4
Corporate debt securities	1.0	—	—	1.0
U.S. government and agency securities	116.3	—	—	116.3
Total available-for-sale cash equivalents	$267.7	$—	$—	$267.7

Investments:
Certificates of deposit	$17.4	$—	$—	$17.4
Corporate debt securities	389.2	0.5	(0.1)	389.6
U.S. government and agency securities	1,435.1	1.1	—	1,436.2
Non-U.S. government and agency securities	72.0	—	—	72.0
Total available-for-sale investments	$1,913.7	$1.6	$(0.1)	$1,915.2
As of July 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $24.8 million, which were related to $2.0 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were not material. The gross unrealized losses on our available-for-sale debt securities as of July 31, 2021 were not material.
Unrealized losses related to our available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended July 31, 2022 and 2021.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2022, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,789.4	$1,775.0
Due between one and three years	965.2	956.4
Due between three to five years	91.5	91.2
Due between five to ten years	4.3	4.3
Total	$2,850.4	$2,826.9
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our consolidated balance sheets. As of July 31, 2022 and 2021, the carrying value of our marketable equity securities were $1.2 billion and $124.2 million, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2022, 2021, and 2020.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables (in millions):

	July 31,
	2022	2021
Short-term financing receivables, gross	$112.6	$80.0
Allowance for credit losses	(1.3)	(1.0)
Short-term financing receivables, net	$111.3	$79.0
Long-term financing receivables, gross	$194.6	$198.6
Allowance for credit losses	(2.5)	(4.3)
Long-term financing receivables, net	$192.1	$194.3
There was no significant activity in allowance for credit losses during the years ended July 31, 2022 and 2021. Past due amounts on financing receivables were not material as of July 31, 2022 and 2021.

6. Derivative Instruments
As of July 31, 2022 and 2021, the total notional amount of our outstanding foreign currency forward contracts was $856.9 million and $531.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2022.
As of July 31, 2022, unrealized losses in AOCI related to our cash flow hedges were $24.8 million, of which $22.0 million of losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2021, unrealized gains and losses in AOCI related to our cash flow hedges were not material.
7. Acquisitions
Fiscal 2022
During the year ended July 31, 2022, we completed acquisitions for a combined total purchase consideration of $40.1 million, which was primarily cash. We have accounted for these transactions as business combinations, and recorded goodwill of $37.6 million. The goodwill is not deductible for income tax purposes.
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
Additional information related to our acquisitions completed in fiscal 2022, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.

8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2022 (in millions):

Amount
Balance as of July 31, 2021	$2,710.1
Goodwill acquired	37.6
Balance as of July 31, 2022	$2,747.7
Purchased Intangible Assets
The following table presents details of our purchased intangible assets (in millions):

	July 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$600.7	$(347.9)	$252.8	$596.2	$(243.8)	$352.4
Customer relationships	172.7	(52.2)	120.5	172.7	(30.6)	142.1
Acquired intellectual property	11.3	(4.8)	6.5	7.9	(3.8)	4.1
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.1)	0.8	1.8	(1.8)	—
Total intangible assets subject to amortization	795.0	(414.4)	380.6	788.0	(289.4)	498.6
Intangible assets not subject to amortization:
In-process research and development	3.9	—	3.9	—	—	—
Total purchased intangible assets	$798.9	$(414.4)	$384.5	$788.0	$(289.4)	$498.6
We recognized amortization expense of $126.9 million, $117.8 million, and $77.3 million for the years ended July 31, 2022, 2021, and 2020, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of July 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Future amortization expense	$380.6	$101.1	$91.1	$77.4	$55.6	$28.5	$26.9
9. Property and Equipment
The following table presents details of our property and equipment, net (in millions):

	July 31,
	2022	2021
Computers, equipment, and software	$404.3	$352.1
Leasehold improvements	249.3	231.6
Land	87.2	49.6
Demonstration units	41.6	43.8
Furniture and fixtures	45.1	40.3
Total property and equipment, gross	827.5	717.4
Less: accumulated depreciation	(469.7)	(399.0)
Total property and equipment, net	$357.8	$318.4

During the year ended July 31, 2022, we purchased 4.6 acres of land adjacent to our headquarters in Santa Clara, California, along with the associated buildings, for $39.5 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our consolidated balance sheet as of July 31, 2022.
We recognized depreciation expense of $92.8 million, $94.2 million, and $96.0 million related to property and equipment during the years ended July 31, 2022, 2021, and 2020, respectively.
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

The sale price condition for the Notes was met during the fiscal quarter ended July 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending October 31, 2022. The net carrying amount of the Notes was classified as a current liability on our consolidated balance sheet as of July 31, 2022.
The sale price condition for the 2023 Notes was met during the fiscal quarter ended July 31, 2021, and as a result, holders may convert their 2023 Notes at any time during the fiscal quarter ended October 31, 2021. Accordingly, the net carrying amount of the 2023 Notes was classified as a current liability and the portion of the equity component representing the conversion option was classified as temporary equity on our consolidated balance sheet as of July 31, 2021. The sale price condition for the 2025 Notes was not met during the fiscal quarter ended July 31, 2021. Since the 2025 Notes were not convertible during the fiscal quarter ended October 31, 2021, the associated net carrying amount was classified as a long-term liability and the equity component was included in additional paid-in capital on our consolidated balance sheet as of July 31, 2021.
The following table sets forth the components of the Notes (in millions):

	July 31, 2022(1)			July 31, 2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,691.9	$1,999.4	$3,691.3	$1,692.0	$2,000.0	$3,692.0
Less: debt discount and debt issuance costs, net of amortization	(2.6)	(11.9)	(14.5)	(134.1)	(331.9)	(466.0)
Net carrying amount	$1,689.3	$1,987.5	$3,676.8	$1,557.9	$1,668.1	$3,226.0

Equity component (including amounts classified as temporary equity)	$—	$—	$—	$315.0	$403.0	$718.0
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
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.2 billion and $3.5 billion at July 31, 2022, respectively and $2.6 billion and $2.9 billion at July 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at July 31, 2022 and 2021 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31, 2022			Year Ended July 31, 2021			Year Ended July 31, 2020
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$12.7	$7.5	$20.2	$12.7	$7.5	$20.2	$12.7	$1.1	$13.8
Amortization of debt discount(1)	—	—	—	63.5	74.3	137.8	60.9	10.5	71.4
Amortization of debt issuance costs	2.8	4.4	7.2	2.3	2.8	5.1	2.1	0.4	2.5
Total interest expense recognized	$15.5	$11.9	$27.4	$78.5	$84.6	$163.1	$75.7	$12.0	$87.7

Effective interest rate of the liability component	0.9%	0.6%		5.2%	5.4%		5.2%	5.4%
______________
(1)    Upon adoption of the new debt guidance on August 1, 2021, the conversion option is no longer separately accounted for as debt discount. Our convertible senior notes are accounted for entirely as a liability.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our convertible senior notes, we entered into separate convertible note hedge transactions (the “2023 Note Hedges,” with respect to the 2023 Notes, the “2025 Note Hedges,” with respect to the 2025 Notes, and the 2023 Notes Hedges together with 2025 Note Hedges, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of the Notes.

The following table presents details of our Note Hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2023 Note Hedges	6.4	$332.0
2025 Note Hedges	6.7	$370.8
The Note Hedges cover shares of our common stock at a strike price per share that corresponds to the initial applicable conversion price of the applicable series of the Notes, which are also subject to adjustment, and are exercisable upon conversion of the applicable series of the Notes. The Note Hedges will expire upon maturity of the applicable series of the Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series will not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. The aggregate amounts paid for the Note Hedges are included in additional paid-in capital on our consolidated balance sheets.
Warrants
Separately, but concurrently with the issuance of each series of our convertible senior notes, we entered into transactions whereby we sold warrants (the “2023 Warrants,” with respect to the 2023 Notes, the “2025 Warrants,” with respect to the 2025 Notes, and the 2023 Warrants together with the 2025 Warrants, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2023 Warrants and 2025 Warrants are exercisable beginning October 2023 and September 2025, respectively.
The following table presents details of our Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants	6.4	$417.80	$145.4
2025 Warrants	6.7	$408.47	$202.8
The shares issuable under the Warrants will be included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the applicable strike price for such series of Warrants. The Warrants are separate transactions and are not part of either series of Notes or Note Hedges and are not remeasured through earnings each reporting period. Holders of the Notes of either series will not have any rights with respect to the Warrants. The aggregate proceeds received from the sale of the Warrants are included in additional paid-in capital on our consolidated balance sheets.
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
As of July 31, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.

11. Leases
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2032, with the most significant leases relating to corporate headquarters in Santa Clara.
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
During the years ended July 31, 2022, 2021 and 2020, our net cost for operating leases was $89.7 million, $75.2 million, and $80.4 million, respectively, primarily consisting of operating lease costs of $67.6 million, $59.3 million, and $63.5 million, respectively. Our net cost for operating leases also included variable lease costs, short-term lease costs and sublease income in the periods presented.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

	Year Ended July 31,
	2022	2021	2020
Operating cash flows used in payments of operating lease liabilities	$81.5	$81.7	$78.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$33.0	$48.6	$28.4

	July 31, 2022	July 31, 2021
Weighted-average remaining lease term	5.5 years	6.1 years
Weighted-average discount rate	4.0%	3.8%
The following table presents maturities of operating lease liabilities as of July 31, 2022 (in millions):

Amount
Fiscal years ending July 31:
2023	$73.5
2024	66.6
2025	64.5
2026	62.1
2027	56.0
2028 and thereafter	57.4
Total operating lease payments	380.1
Less: imputed interest	(41.7)
Present value of operating lease liabilities	$338.4
Current portion of operating lease liabilities(1)	$62.3
Long-term operating lease liabilities	$276.1
________________________
(1)    Current portion of operating lease liabilities is included in accrued and other liabilities on our consolidated balance sheet.
As of July 31, 2022, we have additional non-cancelable operating leases for office space that had been signed but had not yet commenced with total future minimum lease payments of $26.0 million. These leases will commence in fiscal 2023, with lease terms ranging from three to ten years.

12. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future minimum or fixed purchase commitments under these arrangements excluding obligations under contracts that we can cancel without a significant penalty as of July 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Manufacturing purchase commitments	$331.7	$226.7	$30.0	$35.0	$40.0	$—	$—
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Other purchase commitments	$1,881.4	$82.7	$368.5	$413.9	$531.6	$483.9	$0.8
Additionally, we have a $162.2 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
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
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of July 31, 2022, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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

13. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020 and August 2021, our board of directors authorized additional $700.0 million and $676.1 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $2.4 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2022, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Year Ended July 31,
	2022	2021	2020
Number of shares repurchased	1.8	4.0	0.9
Weighted average price per share (1)	$512.49	$294.87	$209.12
Aggregate purchase price (1)	$915.0	$1,178.1	$198.1
______________
(1)     Includes transaction costs
As of July 31, 2022, $85.0 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets.
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
14. Equity Award Plans
Share-Based Compensation Plans
Equity Incentive Plans
Our 2021 Equity Incentive Plan (our “2021 Plan”) became effective in December 2021 and replaced our 2012 Equity Incentive Plan (our “2012 Plan”). Our 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares (“PSAs”), performance-based stock units (“PSUs”) and performance stock options (“PSOs”) to our employees, directors, and consultants. Upon effectiveness of the 2021 Plan, the 2012 Plan was terminated and no further awards will be granted under the 2012 Plan. Awards that were outstanding upon such termination remained outstanding pursuant to their original terms, and any subsequent expiration, cancellation or forfeiture of awards under our 2012 Plan are returned to our 2021 Plan.
The majority of our equity awards are RSUs, which generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. Our options expire no more than ten years after the date of grant.
We grant PSUs to certain employees, which vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against revenue growth, pre-established billings and operating margin goals, or pre-defined individual performance targets for the fiscal year, and market conditions, if applicable. During the year ended July 31, 2022, we granted 0.1 million shares of PSUs, which contain service, performance and market conditions. The performance condition is based on revenue growth, whereas the market condition measures our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. In addition to this grant, we have also approved the future grant of 0.1 million shares of PSUs with similar terms, which will be considered granted at the time their related vesting conditions are established in the next two years.

We have also granted PSOs with both a market condition and a service condition to certain executives. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $297.75, $397.00, $496.25, and $595.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. The market condition for PSOs granted in the fiscal year 2021 requires the price of our common stock to equal or exceed $397.00, $496.25, $595.50 and $700.00 based on the average closing price for 30 consecutive trading days during the three-, four-, five-, and six-and-a-half-year periods following the date of grant. All of the PSOs granted in the fiscal year 2021 were forfeited in the same fiscal year and are no longer outstanding. To the extent that the market condition has been met, one-fourth of the PSOs will vest on each anniversary date of the grant date for such PSOs, subject to continued service. All outstanding PSOs may be exercised prior to vesting (“early exercise”). Shares of common stock issued upon early exercise of the PSOs will be restricted and, at our option, subject to repurchase if the option holder ceases to be a service provider. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant, depending on vesting period. As of July 31, 2022, all stock price targets for our outstanding PSOs have been satisfied.
We net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2021 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in our consolidated statements of cash flows.
A total of 13.1 million shares of our common stock are reserved for issuance pursuant to our equity incentive plans as of July 31, 2022.
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
Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 625 shares per six-month purchase period and $25,000 worth of stock for each calendar year. Shares purchased under our 2012 ESPP during the fiscal years ended July 31, 2022, 2021 and 2020 were 0.7 million, 0.6 million and 0.6 million, at an average exercise price of $192.81 per share, $161.07 per share and $146.90 per share respectively.
A total of 4.9 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2022. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 2,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Assumed Share-Based Compensation Plans
In connection with our acquisitions, we have assumed equity incentive plans of certain acquired companies (collectively “the Assumed Plans”). The equity awards assumed in connection with each acquisition were granted from their respective assumed plans. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under and forfeited awards will not be returned to the Assumed Plans. Refer to Note 7. Acquisitions for more information on our acquisitions and the related equity awards assumed.

Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2022, 2021, and 2020 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2019	0.3	$14.53	2.2	$81.4	3.7	$193.99	6.2	$120.1
Exercised	(0.2)	$11.46			—	$—
Forfeited	—	$—			(0.9)	$193.51
Balance—July 31, 2020	0.1	$19.59	1.5	$34.2	2.8	$194.14	5.2	$170.9
Granted	—	$—			0.2	$304.29
Exercised	0.0	$12.82			—	$—
Forfeited	—	$7.84			(0.2)	$304.29
Balance—July 31, 2021	0.1	$26.20	0.8	$27.4	2.8	$194.14	4.2	$566.8
Exercised	(0.1)	$18.72			—	$—
Forfeited	—	$—			(0.1)	$184.24
Balance—July 31, 2022	0.0	$55.36	0.5	$6.7	2.7	$194.55	3.2	$809.3
Exercisable—July 31, 2022	0.0	$55.36	0.5	$6.7	2.7	$194.55	3.2	$809.3
The weighted-average grant-date fair value of PSOs granted during the year ended July 31, 2021 was $82.12 per share. The intrinsic value of options exercised during the years ended July 31, 2022, 2021, and 2020 was $29.2 million, $22.2 million and $50.2 million, respectively.

RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2022, 2021, and 2020 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2019	6.9	$188.16	$1,554.0	0.3	$197.86	$67.0
Granted(1)(2)	3.5	$211.38		0.4	$248.55
Vested(3)	(2.8)	$181.19		(0.1)	$166.90
Forfeited	(1.0)	$188.18		0.0	$175.88
Balance—July 31, 2020	6.6	$203.30	$1,688.1	0.6	$231.42	$147.2
Granted(1)(2)	4.1	$297.89		0.8	$321.45
Vested(3)	(2.9)	$200.91		(0.1)	$195.60
Forfeited	(0.9)	$226.79		0.0	$235.98
Balance—July 31, 2021	6.9	$257.56	$2,760.2	1.3	$292.93	$498.4
Granted(1)	1.9	$494.54		0.3	$351.14
Vested(3)	(3.0)	$257.07		(0.4)	$250.42
Forfeited	(0.9)	$286.49		(0.2)	$321.92
Balance—July 31, 2022	4.9	$346.54	$2,456.9	1.0	$319.15	$513.7
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)    Includes 0.4 million RSUs assumed in connection with the acquisitions of Crypsis, Sinefa, Expanse and Bridgecrew, with weighted-average grant-date fair value of $241.43, $297.17, $317.45 and $354.66, respectively, for the year ended July 31, 2021, and 0.1 million RSUs assumed in connection with the acquisitions of Zingbox, Aporeto and CloudGenix, with weighted-average grant-date fair value of $208.25, $231.30 and $181.48, respectively, for the year ended July 31, 2020.
(3)    Includes time-based vesting for PSUs.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2022, 2021, and 2020 was $1.6 billion, $986.4 million, and $615.7 million, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the year ended July 31, 2022, 2021, and 2020 was $184.0 million, $20.8 million and $11.9 million, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our equity incentive plans as of July 31, 2022 (in millions):

Number of shares
Balance—July 31, 2021	11.3
Authorized	8.8
Cancelled upon effectiveness of the 2021 Plan	(14.6)
RSUs and PSUs granted	(2.2)
PSOs, RSUs, and PSUs forfeited	1.2
Shares withheld for taxes	0.1
Balance—July 31, 2022	4.6

Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs and PSUs not subject to market conditions is based on the closing market price of our common stock on the date of grant.
The fair value of the PSUs subject to the market condition is estimated on the grant date using a Monte Carlo simulation model. No such PSUs were granted during the years ended July 31, 2021 or 2020. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to the market condition granted during the year ended July 31, 2022:

Year Ended July 31, 2022
Volatility	36.0% - 41.1%
Expected term (in years)	1.4 - 3.0
Dividend yield	—%
Risk-free interest rate	0.2% - 2.0%
Grant-date fair value per share	$411.49 - $782.13
The expected volatility is based on the historical volatility of our common stock. The expected term is based on the length of each tranche’s performance period from the grant date. The dividend yield assumption is based on our current expectations about our anticipated dividend policy. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with maturities that approximate the expected term.
The fair value of PSOs is estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the options midway between the vesting term and the contractual term. No PSOs were granted during the years ended July 31, 2022 or 2020. The following table summarizes the assumptions used and the resulting grant-date fair values of our PSOs granted during the year ended July 31, 2021:

Year Ended July 31, 2021
Volatility	35.9%
Dividend yield	—%
Risk-free interest rate	0.6%
Weighted-average grant-date fair value per share	$82.12
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
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended July 31,
	2022	2021	2020
Volatility	33.6% - 39.4%	34.9% - 42.6%	31.0% - 35.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	—%
Risk-free interest rate	0.1% - 1.4%	0.1%	0.9% - 1.9%
Grant-date fair value per share	$112.76 - $222.30	$69.48 - $129.05	$46.75 - $66.47
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

The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2022	2021	2020
Cost of product revenue	$9.3	$6.2	$5.7
Cost of subscription and support revenue	110.2	93.0	77.7
Research and development	471.1	428.9	274.6
Sales and marketing	304.7	269.9	214.5
General and administrative	118.1	128.9	92.0
Total share-based compensation	$1,013.4	$926.9	$664.5
As of July 31, 2022, total compensation cost related to unvested share-based awards not yet recognized was $1.8 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years. Future grants will increase the amount of compensation expense to be recorded in these periods.
15. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2022	2021	2020
United States	$(152.3)	$(482.2)	$(56.1)
Foreign	(54.9)	17.2	(175.7)
Total	$(207.2)	$(465.0)	$(231.8)
The following table summarizes our provision for income taxes (in millions):

	Year Ended July 31,
	2022	2021	2020
Federal:
Current	$2.6	$3.3	$3.8
Deferred	(0.3)	(5.9)	(1.3)
State:
Current	1.5	1.7	1.3
Deferred	0.1	0.1	0.1
Foreign:
Current	58.8	41.3	39.2
Deferred	(2.9)	(6.6)	(7.9)
Total	$59.8	$33.9	$35.2
For the year ended July 31, 2022, our provision for income taxes increased compared to the year ended July 31, 2021, primarily due to foreign income and withholding taxes.
For the year ended July 31, 2021, our provision for income taxes decreased slightly compared to the year ended July 31, 2020, primarily due to tax benefits from changes in our valuation allowances.

The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for income taxes:

	Year Ended July 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	2.7	1.3	3.0
Effects of non-U.S. operations	(16.5)	(3.1)	667.5
Change in valuation allowance	(158.7)	(40.7)	(714.1)
Share-based compensation	83.6	5.0	(5.1)
Tax credits	41.5	9.9	17.9
Non-deductible expenses	(2.5)	(1.3)	(3.9)
Other, net	—	0.6	(1.5)
Total	(28.9)%	(7.3)%	(15.2)%
In fiscal 2020, we transferred certain intellectual property rights to a wholly owned United Kingdom subsidiary, primarily to align our legal structure to our evolving operations. The tax benefit from an increase in the tax basis of intellectual property rights resulted in an increase in effects of non-U.S. operations and was fully offset by a full valuation.
The following table presents the components of our deferred tax assets and liabilities as of July 31, 2022 and 2021 (in millions):

	July 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$227.1	$125.0
Deferred revenue	475.5	364.9
Net operating loss carryforwards	759.1	556.7
Tax credits	317.4	230.8
Share-based compensation	59.2	53.9
Fixed assets and intangible assets	1,742.6	1,789.6
Interest carryforward	55.8	19.2
Gross deferred tax assets	3,636.7	3,140.1
Valuation allowance	(3,414.1)	(2,933.3)
Total deferred tax assets	222.6	206.8
Deferred tax liabilities:
Deferred contract costs	(183.6)	(165.4)
Other deferred tax liabilities	(27.8)	(32.3)
Total deferred tax liabilities	(211.4)	(197.7)
Net deferred tax assets	$11.2	$9.1
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of July 31, 2022, we have provided a valuation allowance for our federal, state, United Kingdom and certain other foreign deferred tax assets that we believe will, more likely than not, be unrealizable. The net valuation allowance increased by $0.5 billion from the year ended July 31, 2021 to the year ended July 31, 2022, primarily due to an increase in our NOL carryforwards and deferred revenue as a result of current year operations.
As of July 31, 2022, we had federal, state, and foreign NOL carryforwards of approximately $2.0 billion, $1.0 billion, and $1.8 billion, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state NOL carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2033 and July 31, 2023, respectively. Our foreign NOL will carry forward indefinitely.

As of July 31, 2022, we had federal and state research and development tax credit carryforwards of approximately $243.8 million and $197.4 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2026. The state credit will carry forward indefinitely.
As of July 31, 2022, we had foreign tax credit carryforwards of $3.5 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2023.
Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.
As of July 31, 2022, we had $414.0 million of unrecognized tax benefits, $76.1 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2021, we had $372.9 million of unrecognized tax benefits, $68.7 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. We do not expect the amount of unrecognized tax benefits as of July 31, 2022 to materially change over the next 12 months.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, all years remain subject to adjustment due to our NOL and credit carryforwards. We currently have ongoing tax audits in various jurisdictions and at various times. The primary focus of these audits is, generally, profit allocation. The ultimate amount and timing of any future settlements cannot be predicted with reasonable certainty.
We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2022, 2021, and 2020, we recognized income tax expense related to interest and penalties of $5.2 million, $3.5 million, and $1.6 million, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $20.9 million and $15.7 million as of July 31, 2022 and 2021, respectively.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2022	2021	2020
Unrecognized tax benefits at the beginning of the period	$372.9	$326.4	$314.5
Additions for tax positions taken in prior years	3.5	26.5	3.2
Reductions for tax positions taken in prior years	(7.4)	(2.5)	(1.6)
Additions for tax positions taken in the current year	45.0	22.5	10.3
Unrecognized tax benefits at the end of the period	$414.0	$372.9	$326.4
During the year ended July 31, 2022 and 2021, our additions for tax positions taken in the given year were primarily attributable to uncertain tax positions related to tax credits.
During the year ended July 31, 2020, our additions for tax positions taken in the given year were primarily attributable to intercompany transactions.
As of July 31, 2022, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
16. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by basic weighted-average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by diluted weighted-average shares outstanding, including potentially dilutive securities.
The following table presents the computation of basic and diluted net loss per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2022	2021	2020
Net loss	$(267.0)	$(498.9)	$(267.0)
Weighted-average shares used to compute net loss per share, basic and diluted	98.5	96.4	96.9
Net loss per share, basic and diluted	$(2.71)	$(5.18)	$(2.76)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented as their effect would have been antidilutive (in millions):

	Year Ended July 31,
	2022	2021	2020
Convertible senior notes	13.1	13.1	13.1
Warrants related to the issuance of convertible senior notes	13.1	13.1	13.1
RSUs and PSUs	5.9	8.2	7.2
Options to purchase common stock, including PSOs	2.7	2.9	2.9
RSAs and PSAs	0.1	0.3	0.1
ESPP shares	0.2	0.3	0.3
Total	35.1	37.9	36.7
17. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2022	2021	2020
Interest income	$15.6	$8.5	$41.4
Foreign currency exchange gains (losses), net	1.8	(5.4)	(6.7)
Other	(8.4)	(0.7)	1.2
Total other income, net	$9.0	$2.4	$35.9
18. Segment Information
We conduct business globally and sales are primarily managed on a geographic theater basis. Our chief operating decision maker reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.
The following table presents our long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic region (in millions):

	Year Ended July 31,
	2022	2021
Long-lived assets:
United States	$446.1	$461.1
Israel	55.4	61.9
Other countries	98.3	58.3
Total long-lived assets	$599.8	$581.3
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2022, 2021, and 2020.

19. Subsequent Events
Share Repurchase
On August 19, 2022, our board of directors authorized a $915.0 million increase to our share repurchase program under the current authorization, bringing the total remaining authorization for future share repurchases to $1.0 billion. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase authorization will expire on December 31, 2023, and may be suspended or discontinued at any time without prior notice.
Stock Split Effected in the Form of a Stock Dividend (“Stock Split”)
On August 22, 2022, we announced that our board of directors had approved a three-for-one stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. Each stockholder of record at the close of business on September 6, 2022 (the “record date”), will receive, after the close of business on September 13, 2022, two additional shares for every share held on the record date, and trading will begin on a split-adjusted basis on September 14, 2022.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2022, and is incorporated in this report by reference.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35594	3.1	May 23, 2022

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of July 12, 2018.	8-K	001-35594	4.1	July 13, 2018

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of June 8, 2020.	8-K	001-35594	4.1	June 8, 2020

4.3	Form of Global 0.75% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-35594	4.2	July 13, 2018

4.4	Form of Global 0.375% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-35594	4.2	June 8, 2020

4.5	Description of Registrant’s Securities.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2012 Equity Incentive Plan and related form agreements.	10-Q	001-35594	10.2	November 26, 2019

10.3*	Form of 2012 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	10-Q	001-35594	10.4	November 19, 2021

10.4*	2021 Equity Incentive Plan	S-8	333-261697	99.1	December 16, 2021

10.5*	Form of 2021 Equity Incentive Plan Global Stock Option Award Agreement	S-8	333-261697	99.2	December 16, 2021

10.6*	Form of 2021 Equity Incentive Plan Global Restricted Stock Unit Award Agreement	S-8	333-261697	99.3	December 16, 2021

10.7*	2012 Employee Stock Purchase Plan, as amended and restated, and related form agreements.

10.8*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.9*	Demisto, Inc. 2015 Stock Option Plan, as amended.	S-8	333-230663	99.1	April 1, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.10*	Twistlock Ltd. Amended and Restated 2015 Share Option Plan.	S-8	333-232672	99.1	July 16, 2019

10.11*	Zingbox, Inc. Stock Incentive Plan, as amended and restated.	S-8	333-234059	99.1	October 2, 2019

10.12*	Aporeto, Inc. Amended and Restated 2015 Stock Option and Grant Plan.	S-8	333-235854	99.1	January 8, 2020

10.13*	CloudGenix Inc. 2013 Equity Incentive Plan.	S-8	333-238014	99.1	May 5, 2020

10.14*	Crypsis Group Holdings, LLC 2017 Equity Incentive Plan.	S-8	333-249387	99.1	October 8, 2020

10.15*	Sinefa Group, Inc. 2020 Stock Plan.	S-8	333-251423	99.1	December 17, 2020

10.16*	Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan.	S-8	333-251425	99.1	December 17, 2020

10.17*	Gamma Networks, Inc. 2018 Stock Option and Grant Plan	S-8	333-259327	99.1	September 3, 2021

10.18*	Bridgecrew, Inc. 2019 Stock Incentive Plan.	S-8	333-254042	99.1	March 9, 2021

10.19*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.20*	Clawback Policy, adopted as of August 29, 2017.	10-Q	001-35594	10.3	November 21, 2017

10.21*	Amended and Restated Outside Director Compensation Policy (last amended February 16, 2022)	10-Q	001-35594	10.4	February 23, 2022

10.22*	Continued Service Policy	10-Q	001-35594	10.3	May 20, 2022

10.23*	Palo Alto Networks, Inc. Deferred Compensation Plan effective June 1, 2022

10.24*	New Offer Letter between the Registrant and Mark D. McLaughlin, dated May 31, 2018.	8-K	001-35594	10.1	June 4, 2018

10.25*	Employment Agreement between Palo Alto Networks (Israel Analytics) Ltd. and Nir Zuk, dated August 18, 2020.	10-Q	001-35594	10.1	November 19, 2020

10.26*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.1	June 4, 2018

10.27*	Offer Letter between the Registrant and Josh Paul, dated August 5, 2021.	8-K	001-35594	10.1	September 8, 2021

10.28*	Confirmatory Employment Letter with Updated Change in Control Protection between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.29*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated March 17, 2021.	8-K	001-35594	10.1	March 19, 2021

10.30*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated February 18, 2022.	10-Q	001-35594	10.1	May 20, 2022

10.31*	Employment Offer Letter by and between the Registrant and William “BJ” Jenkins, dated July 27, 2021.	8-K	001-35594	10.1	August 12, 2021

10.32*	Addendum to Employment Offer Letter between the Registrant and William “BJ” Jenkins dated February 18, 2022.	10-Q	001-35594	10.2	May 20, 2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.33*	Offer Letter between the Registrant and Amit K. Singh, dated October 11, 2018.	8-K	001-35594	10.1	October 15, 2018

10.34*	Addendum to Employment Offer Letter by and between the Registrant and Amit Singh, dated October 19, 2021.	10-Q	001-35594	10.2	November 19, 2021

10.35*	Second Addendum to Employment Offer Letter by and between the Registrant and Amit Singh, dated January 28, 2022.	10-Q	001-35594	10.5	February 23, 2022

10.36*	Form of Offer Letter between the Registrant and its directors.	10-K	001-35594	10.27	September 3, 2021

10.37**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.38	Vendor Information Security Terms between the Registrant and Flextronics Telecom Systems Ltd. dated July 23, 2021	10-K	001-35594	10.29	September 3, 2021

10.39	Settlement, Release and Cross-License Agreement, dated May 27, 2014, by and between the Registrant and Juniper Networks, Inc.	8-K	001-35594	10.1	May 28, 2014

10.40	Purchase Agreement, dated July 10, 2018, by and among the Registrant and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	July 13, 2018

10.41	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	July 13, 2018

10.42	Form of Warrant Confirmation.	8-K	001-35594	10.3	July 13, 2018

10.43	Purchase Agreement, dated June 3, 2020, by and among the Registrant and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers named therein.	8-K	001-35594	10.1	June 8, 2020

10.44	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 8, 2020

10.45	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 8, 2020

10.46	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.47	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.48	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.49	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K/A	001-35594	10.1	October 19, 2015

10.50	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.51	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.52	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.53	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.54	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.55	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.56	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.57	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.58	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.59	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.60	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.61	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

10.62	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.63	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.64	Credit Agreement, dated as of September 4, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as administrative agent.	8-K	001-35594	10.1	September 6, 2018

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2022.

PALO ALTO NETWORKS, INC.
By:	/s/ NIKESH ARORA
Nikesh Arora
Chairman and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikesh Arora, Dipak Golechha, and Josh Paul, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2022
Nikesh Arora

/s/ DIPAK GOLECHHA	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	September 6, 2022
Dipak Golechha

/s/ JOSH PAUL	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)	September 6, 2022
Josh Paul

/s/ MARK D. MCLAUGHLIN	Vice Chairman and Director	September 6, 2022
Mark D. McLaughlin

/s/ NIR ZUK	Chief Technology Officer and Director	September 6, 2022
Nir Zuk

/s/ APARNA BAWA	Director	September 6, 2022
Aparna Bawa

/s/ ASHEEM CHANDNA	Director	September 6, 2022
Asheem Chandna

/s/ JOHN M. DONOVAN	Director	September 6, 2022
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 6, 2022
Carl Eschenbach

/s/ DR. HELENE D. GAYLE	Director	September 6, 2022
Dr. Helene D. Gayle

/s/ JAMES J. GOETZ	Director	September 6, 2022
James J. Goetz

/s/ RT HON SIR JOHN KEY	Director	September 6, 2022
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	September 6, 2022
Mary Pat McCarthy

/s/ LORRAINE TWOHILL	Director	September 6, 2022
Lorraine Twohill