Form 10-Q
period 2022-10-31
Palo Alto Networks Inc
filed 2022-11-18
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 10, 2022 was 302,356,927.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	October 31, 2022	July 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,067.2	$2,118.5
Short-term investments	1,736.5	1,516.0
Accounts receivable, net of allowance for credit losses of $8.4 and $8.9 at October 31, 2022 and July 31, 2022, respectively	1,238.1	2,142.5
Short-term deferred contract costs	310.6	317.7
Prepaid expenses and other current assets	381.1	320.2
Total current assets	5,733.5	6,414.9
Property and equipment, net	353.7	357.8
Operating lease right-of-use assets	260.4	242.0
Long-term investments	2,094.7	1,051.9
Long-term deferred contract costs	520.3	550.1
Goodwill	2,747.7	2,747.7
Intangible assets, net	355.4	384.5
Other assets	478.1	504.7
Total assets	$12,543.8	$12,253.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$125.9	$128.0
Accrued compensation	268.9	461.1
Accrued and other liabilities	380.4	399.2
Deferred revenue	3,741.3	3,641.2
Convertible senior notes, net	3,678.6	3,676.8
Total current liabilities	8,195.1	8,306.3
Long-term deferred revenue	3,438.3	3,352.8
Long-term operating lease liabilities	283.1	276.1
Other long-term liabilities	119.3	108.4
Total liabilities	12,035.8	12,043.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at October 31, 2022 and July 31, 2022	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 302.3 and 298.8 shares issued and outstanding at October 31, 2022 and July 31, 2022, respectively	2,266.2	1,932.7
Accumulated other comprehensive loss	(111.1)	(55.6)
Accumulated deficit	(1,647.1)	(1,667.1)
Total stockholders’ equity	508.0	210.0
Total liabilities and stockholders’ equity	$12,543.8	$12,253.6
See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended
	October 31,
	2022	2021
Revenue:
Product	$330.0	$295.5
Subscription and support	1,233.4	951.9
Total revenue	1,563.4	1,247.4
Cost of revenue:
Product	120.1	88.9
Subscription and support	341.8	291.7
Total cost of revenue	461.9	380.6
Total gross profit	1,101.5	866.8
Operating expenses:
Research and development	371.8	339.5
Sales and marketing	615.0	505.9
General and administrative	99.5	104.1
Total operating expenses	1,086.3	949.5
Operating income (loss)	15.2	(82.7)
Interest expense	(6.8)	(6.9)
Other income (expense), net	26.0	(1.6)
Income (loss) before income taxes	34.4	(91.2)
Provision for income taxes	14.4	12.4
Net income (loss)	$20.0	$(103.6)

Net income (loss) per share, basic	$0.07	$(0.35)
Net income (loss) per share, diluted	$0.06	$(0.35)

Weighted-average shares used to compute net income (loss) per share, basic	299.8	292.9
Weighted-average shares used to compute net income (loss) per share, diluted	338.4	292.9

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2022	2021
Net income (loss)	$20.0	$(103.6)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(27.8)	(2.2)
Cash flow hedges:
Change in unrealized gains (losses)	(42.5)	(1.9)
Net realized (gains) losses reclassified into earnings	14.8	2.7
Net change on cash flow hedges	(27.7)	0.8
Other comprehensive loss	(55.5)	(1.4)
Comprehensive loss	$(35.5)	$(105.0)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended October 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298.8	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net income	—	—	—	20.0	20.0
Other comprehensive loss	—	—	(55.5)	—	(55.5)
Issuance of common stock in connection with employee equity incentive plans	3.5	68.2	—	—	68.2
Taxes paid related to net share settlement of equity awards	—	(13.9)	—	—	(13.9)
Share-based compensation for equity-based awards	—	279.2	—	—	279.2
Balance as of October 31, 2022	302.3	$2,266.2	$(111.1)	$(1,647.1)	$508.0

	Three Months Ended October 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	291.9	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(103.6)	(103.6)
Other comprehensive loss	—	—	(1.4)	—	(1.4)
Issuance of common stock in connection with employee equity incentive plans	4.1	58.9	—	—	58.9
Taxes paid related to net share settlement of equity awards	—	(20.0)	—	—	(20.0)
Share-based compensation for equity-based awards	—	265.7	—	—	265.7
Balance as of October 31, 2021	296.0	$2,033.9	$(11.3)	$(1,503.7)	$518.9

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	October 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$20.0	$(103.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation for equity-based awards	266.0	259.1
Depreciation and amortization	70.7	69.0
Amortization of deferred contract costs	97.0	85.9
Amortization of debt discount and debt issuance costs	1.8	1.8
Reduction of operating lease right-of-use assets	12.1	12.7
Amortization of investment premiums, net of accretion of purchase discounts	1.7	3.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	904.4	428.4
Deferred contract costs	(60.1)	(63.8)
Prepaid expenses and other assets	(41.1)	(72.8)
Accounts payable	(1.0)	37.6
Accrued compensation	(192.3)	(179.8)
Accrued and other liabilities	(28.1)	(23.4)
Deferred revenue	185.6	134.2
Net cash provided by operating activities	1,236.7	588.9
Cash flows from investing activities
Purchases of investments	(2,112.8)	(439.1)
Proceeds from sales of investments	485.0	36.1
Proceeds from maturities of investments	347.6	225.1
Business acquisitions, net of cash acquired	—	(17.4)
Purchases of property, equipment, and other assets	(39.6)	(34.6)
Net cash used in investing activities	(1,319.8)	(229.9)
Cash flows from financing activities
Repurchases of common stock	(22.7)	—
Proceeds from sales of shares through employee equity incentive plans	67.7	58.7
Payments for taxes related to net share settlement of equity awards	(13.9)	(20.0)
Net cash provided by financing activities	31.1	38.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	(52.0)	397.7
Cash, cash equivalents, and restricted cash - beginning of period	2,124.8	1,880.1
Cash, cash equivalents, and restricted cash - end of period	$2,072.8	$2,277.8
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,067.2	$2,272.9
Restricted cash included in prepaid expenses and other current assets	5.6	4.4
Restricted cash included in other assets	—	0.5
Total cash, cash equivalents, and restricted cash	$2,072.8	$2,277.8

See notes to condensed consolidated financial statements.

Table of Content
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, organizations, service providers, and government entities to secure their users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence and automation.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on September 6, 2022. Our condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Stock Split Effected in the Form of a Stock Dividend (“Stock Split”)
On September 13, 2022, we executed a three-for-one stock split of our common stock, effected in the form of a stock dividend. The par value per share of our common stock remains unchanged at $0.001 per share after the Stock Split. All references made to share or per share amounts on the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2022	2021
Revenue:
Americas
United States	$1,006.3	$811.7
Other Americas	64.4	55.0
Total Americas	1,070.7	866.7
Europe, the Middle East, and Africa (“EMEA”)	307.9	233.8
Asia Pacific and Japan (“APAC”)	184.8	146.9
Total revenue	$1,563.4	$1,247.4

Table of Content
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2022	2021
Revenue:
Product	$330.0	$295.5
Subscription and support
Subscription	764.0	578.8
Support	469.4	373.1
Total subscription and support	1,233.4	951.9
Total revenue	$1,563.4	$1,247.4
Deferred Revenue
During the three months ended October 31, 2022 and 2021, we recognized approximately $1.1 billion and $840.0 million of revenue pertaining to amounts that were deferred as of July 31, 2022 and 2021, respectively.
Remaining Performance Obligations
Remaining performance obligations were $8.3 billion as of October 31, 2022, of which we expect to recognize as revenue approximately $4.2 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2022 and July 31, 2022 (in millions):

	October 31, 2022				July 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$933.2	$—	$—	$933.2	$1,205.2	$—	$—	$1,205.2
Certificates of deposit	—	150.6	—	150.6	—	155.3	—	155.3
Commercial paper	—	338.5	—	338.5	—	69.1	—	69.1
Corporate debt securities	—	37.2	—	37.2	—	19.5	—	19.5
U.S. government and agency securities	—	159.9	—	159.9	—	10.0	—	10.0
Non-U.S. government and agency securities	—	—	—	—	—	5.1	—	5.1
Total cash equivalents	933.2	686.2	—	1,619.4	1,205.2	259.0	—	1,464.2
Short-term investments:
Certificates of deposit	—	213.0	—	213.0	—	116.4	—	116.4
Commercial paper	—	288.3	—	288.3	—	79.0	—	79.0
Corporate debt securities	—	661.4	—	661.4	—	505.0	—	505.0
U.S. government and agency securities	—	546.9	—	546.9	—	798.2	—	798.2
Non-U.S. government and agency securities	—	26.9	—	26.9	—	17.4	—	17.4
Total short-term investments	—	1,736.5	—	1,736.5	—	1,516.0	—	1,516.0
Long-term investments:
Corporate debt securities	—	1,623.8	—	1,623.8	—	761.2	—	761.2
U.S. government and agency securities	—	50.2	—	50.2	—	118.2	—	118.2
Non-U.S. government and agency securities	—	52.0	—	52.0	—	—	—	—
Asset-backed securities	—	368.7	—	368.7	—	172.5	—	172.5
Total long-term investments	—	2,094.7	—	2,094.7	—	1,051.9	—	1,051.9

Table of Content

	October 31, 2022				July 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Prepaid expenses and other current assets:
Foreign currency forward contracts	—	0.5	—	0.5	—	2.4	—	2.4
Total prepaid expenses and other current assets	—	0.5	—	0.5	—	2.4	—	2.4
Other assets:
Foreign currency forward contracts	—	0.2	—	0.2	—	0.7	—	0.7
Total other assets	—	0.2	—	0.2	—	0.7	—	0.7
Total assets measured at fair value	$933.2	$4,518.1	$—	$5,451.3	$1,205.2	$2,830.0	$—	$4,035.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$51.4	$—	$51.4	$—	$32.4	$—	$32.4
Total accrued and other liabilities	—	51.4	—	51.4	—	32.4	—	32.4
Other long-term liabilities:
Foreign currency forward contracts	—	5.2	—	5.2	—	0.8	—	0.8
Total other long-term liabilities	—	5.2	—	5.2	—	0.8	—	0.8
Total liabilities measured at fair value	$—	$56.6	$—	$56.6	$—	$33.2	$—	$33.2
Refer to Note 8. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2022 and July 31, 2022.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2022 and July 31, 2022 (in millions):

	October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$150.6	$—	$—	$150.6
Commercial paper	338.5	—	—	338.5
Corporate debt securities	37.3	—	(0.1)	37.2
U.S. government and agency securities	159.9	—	—	159.9
Total available-for-sale cash equivalents	$686.3	$—	$(0.1)	$686.2
Investments:
Certificates of deposit	$213.3	$—	$(0.3)	$213.0
Commercial paper	289.4	—	(1.1)	288.3
Corporate debt securities	2,321.6	0.4	(36.8)	2,285.2
U.S. government and agency securities	605.3	—	(8.2)	597.1
Non-U.S. government and agency securities	80.0	—	(1.1)	78.9
Asset-backed securities	372.8	—	(4.1)	368.7
Total available-for-sale investments	$3,882.4	$0.4	$(51.6)	$3,831.2

Table of Content

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$155.3	$—	$—	$155.3
Commercial paper	69.1	—	—	69.1
Corporate debt securities	19.5	—	—	19.5
U.S. government and agency securities	10.0	—	—	10.0
Non-U.S. government and agency securities	5.0	0.1	—	5.1
Total available-for-sale cash equivalents	$258.9	$0.1	$—	$259.0
Investments:
Certificates of deposit	$116.5	$—	$(0.1)	$116.4
Commercial paper	79.1	—	(0.1)	79.0
Corporate debt securities	1,276.8	1.3	(11.9)	1,266.2
U.S. government and agency securities	928.1	0.1	(11.8)	916.4
Non-U.S. government and agency securities	17.6	—	(0.2)	17.4
Asset-backed securities	$173.4	$0.2	$(1.1)	$172.5
Total available-for-sale investments	$2,591.5	$1.6	$(25.2)	$2,567.9
As of October 31, 2022, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $45.7 million, which were related to $3.5 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were not material. As of July 31, 2022 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $24.8 million, which were related to $2.0 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were not material.
Unrealized losses related to our available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2022 and 2021.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2022, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,438.8	$2,422.7
Due between one and three years	2,001.9	1,968.5
Due between three to five years	106.9	105.4
Due between five to ten years	21.1	20.8
Total	$4,568.7	$4,517.4
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2022 and July 31, 2022, the carrying values of our marketable equity securities were $933.2 million and $1.2 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2022 and 2021.

Table of Content
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of October 31, 2022 and July 31, 2022 (in millions):

	October 31, 2022	July 31, 2022
Short-term financing receivables, gross	$155.5	$112.6
Allowance for credit losses	(1.8)	(1.3)
Short-term financing receivables, net	$153.7	$111.3
Long-term financing receivables, gross	$165.2	$194.6
Allowance for credit losses	(3.1)	(2.5)
Long-term financing receivables, net	$162.1	$192.1
There was no significant activity in allowance for credit losses during the three months ended October 31, 2022 and 2021. Past due amounts on financing receivables were not material as of October 31, 2022 and July 31, 2022.
6. Derivative Instruments
We are exposed to foreign currency exchange risk. Substantially all of our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our operating expenditures.
As of October 31, 2022 and July 31, 2022, the total notional amount of our outstanding foreign currency forward contracts was $1.3 billion and $856.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022.
As of October 31, 2022, unrealized losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were $52.5 million, of which $44.2 million of losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2022, unrealized losses in AOCI related to our cash flow hedges were $24.8 million, of which $22.0 million of losses are expected to be recognized into earnings within the next 12 months.
7. Intangible Assets
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2022 and July 31, 2022 (in millions):

	October 31, 2022			July 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$600.7	$(371.2)	$229.5	$600.7	$(347.9)	$252.8
Customer relationships	172.7	(57.7)	115.0	172.7	(52.2)	120.5
Acquired intellectual property	11.3	(5.0)	6.3	11.3	(4.8)	6.5
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.2)	0.7	0.9	(0.1)	0.8
Total intangible assets subject to amortization	795.0	(443.5)	351.5	795.0	(414.4)	380.6
Intangible assets not subject to amortization:
In-process research and development	3.9	—	3.9	3.9	—	3.9
Total purchased intangible assets	$798.9	$(443.5)	$355.4	$798.9	$(414.4)	$384.5
We recognized amortization expense of $29.1 million and $31.8 million for the three months ended October 31, 2022 and 2021, respectively.

Table of Content
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of October 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Future amortization expense	$351.5	$72.0	$91.1	$77.4	$55.6	$28.5	$26.9
8. Debt
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
The following table presents details of our Notes (number of shares in millions):

	Conversion Rate per $1,000 Principal	Initial Conversion Price	Convertible Date	Initial Number of Shares
2023 Notes	11.2635	$88.78	April 1, 2023	19.1
2025 Notes	10.0806	$99.20	March 1, 2025	20.1
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
The sale price condition for the Notes was met during the fiscal quarter ended October 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2023. The net carrying amount of the Notes was classified as a current liability on our condensed consolidated balance sheet as of October 31, 2022.
The following table sets forth the components of the Notes (in millions):

	October 31, 2022			July 31, 2022
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,691.9	$1,999.4	$3,691.3	$1,691.9	$1,999.4	$3,691.3
Less: debt discount and debt issuance costs, net of amortization	(1.9)	(10.8)	(12.7)	(2.6)	(11.9)	(14.5)
Net carrying amount	$1,690.0	$1,988.6	$3,678.6	$1,689.3	$1,987.5	$3,676.8
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.3 billion and $3.5 billion at October 31, 2022, respectively, and $3.2 billion and $3.5 billion at July 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at October 31, 2022 and July 31, 2022 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2022			2021
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$3.2	$1.8	$5.0	$3.2	$1.9	$5.1
Amortization of debt issuance costs	0.7	1.1	1.8	0.7	1.1	1.8
Total interest expense	$3.9	$2.9	$6.8	$3.9	$3.0	$6.9
Effective interest rate	0.9%	0.6%		0.9%	0.6%
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
The following table presents details of our Note Hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2023 Note Hedges	19.1	$332.0
2025 Note Hedges	20.1	$370.8
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
The following table presents details of our Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants	19.1	$139.27	$145.4
2025 Warrants	20.1	$136.16	$202.8
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
The borrowings under the Credit Facility currently bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75%, or an adjusted LIBO Rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.250%, depending on our leverage ratio. In March 2021, the ICE Benchmark Administration, the administrator of LIBO Rate, announced that it will cease publication of the LIBO Rate by June 2023. Under the terms of our Credit Facility, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternative benchmark rate will be established to replace the LIBO Rate, which may include the Secured Overnight Financing Rate (“SOFR”). We do not anticipate that the discontinuance of the LIBO Rate will materially impact our liquidity or financial position.
As of October 31, 2022, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
9. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future minimum or fixed purchase commitments under these arrangements, excluding obligations under contracts that we can cancel as of October 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Manufacturing purchase commitments	$319.7	$189.7	$55.0	$35.0	$40.0	$—	$—

Table of Content
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2022 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Other purchase commitments	$1,801.4	$58.1	$357.6	$413.9	$516.3	$454.7	$0.8
Additionally, we have a $160.6 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of October 31, 2022, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
10. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, and August 2022, our board of directors authorized additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.3 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
We did not repurchase shares of our common stock during the three months ended October 31, 2022 and 2021. During the three months ended October 31, 2022, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of October 31, 2022, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.
11. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the three months ended October 31, 2022 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2022	14.8	$115.51	$2,456.9	3.1	$106.38	$513.7
Granted(1)	1.0	$174.04		2.6	$140.41
Vested	(1.9)	$99.25		(1.1)	$117.42
Forfeited	(0.4)	$113.23		(0.1)	$124.01
Balance—October 31, 2022	13.5	$122.57	$2,311.7	4.5	$123.10	$772.7
______________
(1)    For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.

Table of Content
Our RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
Our PSUs generally vest over a period of one to four years from the date of grant. The actual number of PSUs earned and eligible to vest is determined based on the level of achievement against certain performance conditions such as revenue growth, billings and operating margin, or individual performance for the fiscal year, or market conditions, or a combination of performance and market conditions for certain awards.
During the three months ended October 31, 2022, we granted 0.8 million shares of PSUs with both service and market conditions to certain employees. The market conditions are satisfied when the price of our common stock is equal to or exceeds stock price targets of $233.33, $266.67, $300.00, and $333.33 based on the average closing price for 30 consecutive trading days during the three- or four-year period following the date of grant. To the extent that the market conditions have been met, one-fourth of the awards will vest on each anniversary date of the grant date, subject to continued service. As of October 31, 2022, the stock price targets for these PSU awards have not been met.
During the three months ended October 31, 2022 and 2021, we granted 1.6 million and 0.6 million shares of PSUs, respectively, which contain service, performance and market conditions, to certain employees. The service conditions are satisfied over a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of October 31, 2022, we have approved 2.3 million shares of PSUs, which will be granted upon the performance condition being established during the next two years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the grant-date fair value of these PSUs granted:

	Three Months Ended
	October 31,
	2022	2021
Volatility	39.6% - 44.8%	36.0% - 38.0%
Expected term (in years)	1.0 - 4.0	1.9 - 3.0
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.2% - 3.6%	0.2% - 0.4%
Grant-date fair value per share	$105.60 - $280.41	$137.16 - $140.22
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions to certain executives. The market conditions were achieved when certain stock price targets were met. As of October 31, 2022, all stock price targets for our outstanding PSOs have been satisfied. One-fourth of the PSOs will vest on each anniversary date of the grant date, subject to continued service. The contractual term for the PSOs outstanding ranges from seven to seven and a half years following the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the three months ended October 31, 2022 (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2022	8.0	$64.85	3.2	$809.3
Balance—October 31, 2022	8.0	$64.85	2.9	$851.0
Exercisable—October 31, 2022	8.0	$64.85	2.9	$851.0

Table of Content
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended
	October 31,
	2022	2021
Cost of product revenue	$2.4	$2.3
Cost of subscription and support revenue	28.8	26.7
Research and development	118.0	125.6
Sales and marketing	87.4	73.3
General and administrative	29.4	32.4
Total share-based compensation	$266.0	$260.3
As of October 31, 2022, total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.5 years.
12. Income Taxes
For the three months ended October 31, 2022 and 2021, our provision for income taxes reflected an effective tax rate of 41.9% and negative 13.6%, respectively.
Our income taxes for the three months ended October 31, 2022 were primarily due to U.S. taxes, withholding taxes, and foreign income taxes. Our effective tax rate increased compared to the same period last year primarily due to an increase in current U.S. taxes as a result of mandatory capitalization and amortization of research and development expenditures incurred in fiscal year 2023, as required by the 2017 Tax Cuts and Jobs Act (“TCJA”). There is no offsetting deferred benefit due to our valuation allowance.
Our income taxes for the three months ended October 31, 2021 were primarily due to foreign income taxes and withholding taxes. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
13. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Potentially dilutive securities include shares issuable upon conversion of our convertible senior notes using the if-converted method. Potentially dilutive securities also include warrants related to the issuance of convertible senior notes and equity awards under our employee equity incentive plans using the treasury stock method.
The following table presents the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended
	October 31,
	2022	2021
Net income (loss)	$20.0	$(103.6)

Weighted-average shares used to compute net income (loss) per share, basic	299.8	292.9
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	17.8	—
Warrants related to the issuance of convertible senior notes	7.8	—
Employee equity incentive plans	13.0	—
Weighted-average shares used to compute net income (loss) per share, diluted	338.4	292.9

Net income (loss) per share, basic	$0.07	$(0.35)
Net income (loss) per share, diluted	$0.06	$(0.35)

Table of Content
The following securities were excluded from the computation of diluted net income (loss) per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended
	October 31,
	2022	2021
Convertible senior notes	—	39.2
Warrants related to the issuance of convertible senior notes	—	39.2
Employee equity incentive plans	2.7	34.5
Total	2.7	112.9
14. Other Income (Expense), Net
The following table sets forth the components of other income (expense), net (in millions):

	Three Months Ended
	October 31,
	2022	2021
Interest income	$29.4	$1.4
Foreign currency exchange gains (losses), net	4.4	(3.9)
Other	(7.8)	0.9
Total other income (expense), net	$26.0	$(1.6)
15. Subsequent Event
Business Combination
On November 17, 2022, we entered into a definitive agreement to acquire Cider Security Ltd., a privately-held cyber security company, for total consideration of approximately $250.0 million, including approximately $194.6 million in cash and approximately $55.4 million in replacement equity awards, subject to adjustment. We expect the acquisition will support Prisma Cloud’s platform approach to securing the entire application security lifecycle from code-to-cloud. The proposed acquisition is expected to close during our second quarter of fiscal 2023, subject to the satisfaction of customary closing conditions.

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: our expectation of achieving and maintaining profitability under U.S. GAAP; the effects of supply chain challenges and the global chip and component shortages and other factors affecting the manufacture, delivery and cost of certain of our products; expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash, investments and available financing instruments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; our expectations regarding the impact of the discontinuance of the LIBO Rate upon our liquidity or financial position; capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the outbreak of the coronavirus disease discovered in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2022 to the three months ended October 31, 2021.
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
Overview
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by industry-leading artificial intelligence and automation. We are a leading provider of zero trust solutions that start with the next-generation of zero trust network access to secure remote workforces and extend into securing all users, applications and infrastructure with zero trust principles. Our security solutions are designed to reduce customers’ total cost of ownership by improving operational efficiency and eliminating the need for siloed point products. Our company focuses on delivering value in five fundamental areas:

Table of Content
Network Security:
•Our network security platform, which includes our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service, has been a leader in the industry for ten consecutive years. Our network security platform also includes our Cloud-Delivered Security Services, such as Threat Prevention, Advanced Threat Prevention, WildFire®, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect™, SD-WAN, Enterprise Data Loss Prevention (“Enterprise DLP”), AIOps, SaaS Security API and SaaS Security Inline. Through these add-on security services, our customers are able to secure their applications, users, devices, and content across our network security platform as well as the Prisma® and Cortex® product lines. Panorama™, our network security management solution, available as hardware or virtual machine, can centrally manage our network security platform irrespective of form factor, location, or scale.
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
Cloud Security:
•We enable cloud native security through our Prisma Cloud platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures hybrid and multi-cloud environments for applications, data, and the entire cloud-native technology stack across the full development lifecycle; from code to runtime. For inline network security on multi and hybrid-cloud environments, we also offer our VM-Series and CN-Series Firewall offerings.
Security Operations:
•We deliver the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response solution Cortex XDR® to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for attack surface management (“ASM”). In October 2022, we released Cortex XSIAM®, our autonomous Security Operations Services (“SOC”) platform that delivers unified security operations functions including automated threat detection and response, user behavioral analytics, threat intelligence management, orchestration and workflow, endpoint protection, and cloud detection and response. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•We enable security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, board advisory, proactive cybersecurity assessment services, and managed detection and response and threat hunting services.
For the first quarter of fiscal 2023 and 2022, total revenue was $1.6 billion and $1.2 billion, respectively, representing year-over-year growth of 25.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of October 31, 2022, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $330.0 million, or 21.1% of total revenue, for the first quarter of fiscal 2023, representing year-over-year growth of 11.7%. Product revenue is primarily generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.

Table of Content
Our subscription and support revenue grew to $1.2 billion, or 78.9% of total revenue, for the first quarter of fiscal 2023, representing year-over-year growth of 29.6%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in October 2022, we announced the general availability of Cortex XSIAM, our autonomous SOC platform that delivers unified security operations functions.
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
Impact of Macroeconomic Developments and Other Factors on Our Business
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, and other changes in economic conditions, may adversely affect our results of operations and financial performance.
We continue to monitor and respond to developments relating to COVID-19, which has resulted in significant global, social, and business disruption. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q. The global supply chain and the semiconductor industry continue to experience significant challenges. We have experienced supply chain challenges, including chip and component shortages, which have, in certain cases, caused delays for us in acquiring chips, components and inventory and have resulted in increased costs as compared to historic levels. While we incurred increased costs and experienced increased lead time for certain product deliveries to our end-customers, we continue to work to minimize the effects from supply chain challenges.

Table of Content
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “Results of Operations.”

	October 31, 2022	July 31, 2022

	(in millions)
Total deferred revenue	$7,179.6	$6,994.0
Cash, cash equivalents, and investments	$5,898.4	$4,686.4

	Three Months Ended October 31,
	2022	2021

	(dollars in millions)
Total revenue	$1,563.4	$1,247.4
Total revenue year-over-year percentage increase	25.3%	31.9%
Gross margin	70.5%	69.5%
Operating income (loss)	$15.2	$(82.7)
Operating margin	1.0%	(6.6)%
Billings	$1,749.0	$1,381.6
Billings year-over-year percentage increase	26.6%	27.6%
Cash flow provided by operating activities	$1,236.7	$588.9
Free cash flow (non-GAAP)	$1,197.1	$554.3
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

	Three Months Ended October 31,
	2022	2021

	(in millions)
Billings:
Total revenue	$1,563.4	$1,247.4
Add: change in total deferred revenue, net of acquired deferred revenue	185.6	134.2
Billings	$1,749.0	$1,381.6
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

	Three Months Ended October 31,
	2022	2021

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,236.7	$588.9
Less: purchases of property, equipment, and other assets	39.6	34.6
Free cash flow (non-GAAP)	$1,197.1	$554.3
Net cash used in investing activities	$(1,319.8)	$(229.9)
Net cash provided by financing activities	$31.1	$38.7

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$330.0	21.1%	$295.5	23.7%
Subscription and support	1,233.4	78.9%	951.9	76.3%
Total revenue	1,563.4	100.0%	1,247.4	100.0%
Cost of revenue:
Product	120.1	7.7%	88.9	7.1%
Subscription and support	341.8	21.8%	291.7	23.4%
Total cost of revenue(1)	461.9	29.5%	380.6	30.5%
Total gross profit	1,101.5	70.5%	866.8	69.5%
Operating expenses:
Research and development	371.8	23.8%	339.5	27.2%
Sales and marketing	615.0	39.3%	505.9	40.6%
General and administrative	99.5	6.4%	104.1	8.3%
Total operating expenses(1)	1,086.3	69.5%	949.5	76.1%
Operating income (loss)	15.2	1.0%	(82.7)	(6.6)%
Interest expense	(6.8)	(0.4)%	(6.9)	(0.6)%
Other income (expense), net	26.0	1.6%	(1.6)	(0.1)%
Income (loss) before income taxes	34.4	2.2%	(91.2)	(7.3)%
Provision for income taxes	14.4	0.9%	12.4	1.0%
Net income (loss)	$20.0	1.3%	$(103.6)	(8.3)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended October 31,
	2022	2021

	(in millions)
Cost of product revenue	$2.4	$2.3
Cost of subscription and support revenue	28.8	26.7
Research and development	118.0	125.6
Sales and marketing	87.4	73.3
General and administrative	29.4	32.4
Total share-based compensation	$266.0	$260.3
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$330.0	$295.5	$34.5	11.7%
Product revenue for the three months ended October 31, 2022 increased compared to the same period in 2021, primarily due to increased demand for our new and existing product offerings.
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$764.0	$578.8	$185.2	32.0%
Support	469.4	373.1	96.3	25.8%
Total subscription and support	$1,233.4	$951.9	$281.5	29.6%
Subscription and support revenue increased for the three months ended October 31, 2022 compared to the same period in 2021 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,070.7	$866.7	$204.0	23.5%
EMEA	307.9	233.8	74.1	31.7%
APAC	184.8	146.9	37.9	25.8%
Total revenue	$1,563.4	$1,247.4	$316.0	25.3%
With respect to geographic theaters, the increase in revenue for the three months ended October 31, 2022 compared to the same periods in 2021 was driven primarily by the Americas, due to its larger sales force and a larger percentage of our customers located in the Americas. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three months ended October 31, 2022 compared to the same periods in 2021 due to continued investment in our global sales force to support our growth and increase our customer base in the regions.
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$120.1	$88.9	$31.2	35.1%
Number of employees at period end	154	130	24	18.5%
Cost of product revenue increased for the three months ended October 31, 2022 compared to the same period in 2021 due to an increase in product volume and higher costs related to our product offerings, primarily driven by supply chain challenges.
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$341.8	$291.7	$50.1	17.2%
Number of employees at period end	2,616	2,321	295	12.7%
Cost of subscription and support revenue increased for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to increased costs to support the growth of our subscription and support offerings. Personnel costs grew $19.8 million to $142.6 million, primarily due to headcount growth. The remaining increase was primarily due to increased cloud hosting service costs to support our cloud-based subscription offerings and increased shared costs.
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

	Three Months Ended October 31,
	2022		2021
	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$209.9	63.6%	$206.6	69.9%
Subscription and support	891.6	72.3%	660.2	69.4%
Total gross profit	$1,101.5	70.5%	$866.8	69.5%
Product gross margin decreased for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to higher costs related to our product offerings driven by supply chain challenges.
Subscription and support gross margin increased for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.

Table of Content
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2022, we expect to recognize approximately $2.0 billion of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$371.8	$339.5	$32.3	9.5%
Number of employees at period end	3,532	2,745	787	28.7%
Research and development expense increased for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, which grew $23.2 million to $290.1 million, largely due to headcount growth. The remaining increase in research and development expense was further driven by increased shared costs.
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

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$615.0	$505.9	$109.1	21.6%
Number of employees at period end	5,616	4,664	952	20.4%
Sales and marketing expense increased for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, which grew $75.1 million to $456.1 million, largely due to headcount growth and increased travel and entertainment expenses. The increase in sales and marketing expense was further driven by increased costs associated with in-person events and go-to-market initiatives, and increased shared costs.

Table of Content
General and Administrative
General and administrative expense consists primarily of personnel costs and shared costs for our executive, finance, human resources, information technology, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. We expect general and administrative expense to increase in absolute dollars over time as we increase the size of our general and administrative organizations and incur additional costs to support our business growth, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$99.5	$104.1	$(4.6)	(4.4)%
Number of employees at period end	1,595	1,238	357	28.8%
General and administrative expense decreased for the three months ended October 31, 2022 compared to the same period in 2021 primarily due to a decrease in professional services expense and acquisition-related costs, partially offset by a modest increase in personnel costs.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$6.8	$6.9	$(0.1)	(1.4)%
Interest expense was relatively flat for the three months ended October 31, 2022 compared to the same period in 2021.
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income (expense), net	$26.0	$(1.6)	$27.6	*
______________
*    Not meaningful
The increase in other income (expense), net for the three months ended October 31, 2022 compared to the same period in 2021 was primarily due to higher interest income earned on our cash, cash equivalent, and investment balances as a result of higher interest rates for the three months ended October 31, 2022 compared to 2021, and increased foreign currency exchange gains, partially offset by increased losses from our investments and non-designated derivative instruments.

Table of Content
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. taxes driven by capitalization of research and development expenditures, foreign income taxes, and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Our valuation allowance has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures.

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$14.4	$12.4	$2.0	16.1%
Effective tax rate	41.9%	(13.6)%
Our provision for income taxes for the three months ended October 31, 2022 was primarily due to U.S. taxes driven by capitalization of research and development expenditures, withholding taxes, and foreign income taxes. Our income taxes for the three months ended October 31, 2021 was primarily due to income taxes in profitable foreign jurisdictions and withholding taxes. Our effective tax rate varied for the three months ended October 31, 2022 compared to the same period in 2021, primarily due to an increase in current taxes with no offsetting deferred benefit as a result of our valuation allowance. Refer to Note 12. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	October 31, 2022	July 31, 2022

	(in millions)
Working capital(1)	$(2,461.6)	$(1,891.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,067.2	$2,118.5
Investments	3,831.2	2,567.9
Total cash, cash equivalents, and investments	$5,898.4	$4,686.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion as of both October 31, 2022 and July 31, 2022. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of October 31, 2022, our total cash, cash equivalents, and investments of $5.9 billion were held for general corporate purposes. As of October 31, 2022, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended October 31, 2022, and as a result, holders may convert their Notes at any time during the fiscal quarter ending January 31, 2023. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending January 31, 2023 or hold the 2023 Notes until maturity on July 1, 2023. As of October 31, 2022, substantially all of our Notes remained outstanding. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility up to an additional $350.0 million, subject to certain conditions. As of October 31, 2022, there were no amounts outstanding and we were in compliance

Table of Content
with all covenants under the Credit Agreement. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, and August 2022, our board of directors authorized additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.3 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. As of October 31, 2022, $1.0 billion remained available for future share repurchases under this repurchase program. Refer to Note 10. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2032, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of October 31, 2022, we have total operating lease obligations of $346.1 million recorded on our condensed consolidated balance sheet.
As of October 31, 2022, our commitments to purchase products, components, cloud and other services totaled $2.3 billion. Refer to Note 9. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Cash Flows
The following table summarizes our cash flows for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$1,236.7	$588.9
Net cash used in investing activities	(1,319.8)	(229.9)
Net cash provided by financing activities	31.1	38.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(52.0)	$397.7
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
Operating Activities
Our operating activities have consisted of net income (losses) adjusted for certain non-cash items and changes in assets and liabilities. Our largest source of cash provided by our operations is receipts from our product revenue and subscription and support revenue.
Cash provided by operating activities during the three months ended October 31, 2022 was $1.2 billion, an increase of $647.8 million compared to the same period in 2021. The increase was primarily due to growth of our business as reflected by increases in collections during the three months ended October 31, 2022, partially offset by higher cash expenditure to support our business growth.

Table of Content
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2022 was $1.3 billion, a increase of $1.1 billion compared to the same period in 2021. The increase was primarily due to an increase in purchases of investments, offset by an increase in proceeds from sales and maturities of investments and a decrease in net cash payments for business acquisitions during the three months ended October 31, 2022.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash provided by financing activities during the three months ended October 31, 2022 was $31.1 million, a decrease of $7.6 million compared to the same period in 2021. The decrease was primarily due to payments made for share repurchases of our common stock that were not settled as of July 31, 2022, offset by an increase in proceeds from the sale of shares through employee equity incentive plans and a decrease in payments for tax withholding obligations of certain employees related to the net share settlement of equity awards during the three months ended October 31, 2022.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, corporate debt securities, and asset-backed securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $37.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $37.4 million increase in the fair market value of the portfolio.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Table of Content
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers, increased our costs and may result in the loss of sales and end-customers.
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

Table of Content
Risks Related to Our Business and Our Industry
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2022 to the end of the first quarter of fiscal 2023, our headcount increased from 12,561 to 13,513 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices (including changes thereto and the timing thereof) of our end-customers;
•changes in end-customer, distributor or reseller requirements, or market needs;
•price competition;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers and strategic partnerships entered into by and between our competitors;
•general macroeconomic conditions, both domestically and in our foreign markets, that could impact some or all regions where we operate, including inflation, and global economic uncertainty due to the continuing effects of COVID-19;
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

Table of Content
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
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our expenses is incurred and paid in currencies other than the U.S. dollar; and
•political, economic and social instability caused by the United Kingdom’s exit from the European Union (“Brexit”), Russia’s invasion of Ukraine, continued hostilities in the Middle East, terrorist activities, any disruptions from COVID-19 and any disruption these events may cause to the broader global industrial economy.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, shortages and delays related to the global supply chain challenges, uncertainties related to the timing of the lifting of governmental restrictions to mitigate the spread of COVID-19, the current economic challenges in China, changes in public policies such as domestic and international regulations, taxes, increase in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about or changes in government and trade relationships, policies and treaties could also lead to worsening economic and market conditions and the geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union, has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products and increased price competition. For example, in the first quarter of fiscal 2023, some of our customers delayed their hardware re-fresh plans, and some of our larger sales transactions required additional internal customer approvals, which can have the affect of extending sales cycles.

Table of Content
The ongoing global COVID-19 pandemic could harm our business and results of operations.
The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This pandemic has negatively impacted and will likely continue to have a negative impact on, worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. Through our FLEXWORK program, our employees may choose to work from home or in the office for a set number of days per week. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, including relating to new COVID-19 variants, these precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 will likely continue to disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; and changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap. We have also experienced supply chain challenges, including chip and component shortages (in some cases, attributable to labor shortages), and at times we may not have sufficient inventory of certain of our products to promptly meet customer demand. As a result, we have experienced at times extended delivery times and increased costs for chips and components compared to historic levels; our demand generation activities, and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the COVID-19 outbreak subsides globally and global economic conditions improve, will continue to be more difficult for us to forecast our operating results.
More generally, the pandemic has not only significantly and adversely increased economic and demand uncertainty, but it has caused or contributed to a global economic slowdown, and continuing global economic uncertainty which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We have experienced revenue growth rates of 25.3% and 31.9% in the three months ended October 31, 2022 and 2021, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.6 billion as of October 31, 2022. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving and maintaining profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions and supply chain attacks) and add to the risks to our internal networks, cloud-deployed enterprise and customer-facing environments and the information they store and process. Incidences of cyberattacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. We and our third-party service providers face security threats and attacks from a variety of sources. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, our data, corporate systems and security measures, as well as those of our third-party service providers, are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, or other types of attacks from outside parties, or breaches due to employee error, malfeasance, a combination of these, or otherwise. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the Sanctions on Russia.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 78.9% of total revenue in the three months ended October 31, 2022 and 76.3% of total revenue in the three months ended October 31, 2021. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.
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

Table of Content
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
We depend on manufacturing partners, primarily our electronics manufacturing service provider (“EMS provider”) Flex, to manufacture our hardware product lines. Our reliance on these manufacturing partners reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, timing and transportation risk. Our products are manufactured by our manufacturing partners at facilities located primarily in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks (which may increase due to the global impact of COVID-19) or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs. For example, some components that we import for final manufacturing in the United States have been impacted by these tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products. Each of these factors could severely impair our ability to fulfill orders.
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

Table of Content
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
Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which has disrupted or delayed our scheduled product deliveries to our end-customers, increased our costs and may result in the loss of sales and end-customers.
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

Table of Content
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2022, the total notional amount of our outstanding foreign currency forward contracts was $1.3 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any

Table of Content
hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
For the three months ended October 31, 2022, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 50.9% of our total revenue. As of October 31, 2022, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 47.0% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the

Table of Content
support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the three months ended October 31, 2022, failure to do so in the future could have a material adverse effect on our business.
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

Table of Content
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

Table of Content
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
Risks Related to Privacy and Data Protection
Our actual or perceived failure to adequately protect personal information could have a material adverse effect on our business.
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Compliance with these laws and regulations is difficult and costly. These laws and regulations relating to privacy, data protection and security are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny, as well as escalating levels of enforcement and sanctions. Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly.
For example, the E.U. General Data Protection Regulation (“E.U. GDPR”) imposes stringent data protection requirements, provides for costly penalties for noncompliance (up to the greater of €20 million or 4% of the total worldwide annual turnover), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the E.U. GDPR. The E.U. GDPR requires, among other things, that personal data only be transferred outside of the E.U. to the United States and other jurisdictions that the European Commission has not yet recognized as having “adequate” data protection laws (a “third country”), where a data transfer mechanism under the E.U. GDPR has been put in place. Historically, we have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers (also referred to as standard contractual clauses or SCCs). In July 2020, the Court of Justice of the European Union in its “Schrems II” decision invalidated the E.U.-U.S. Privacy Shield for purposes of transfers to the U.S. and imposed a requirement for companies to carry out an assessment of the laws and practices governing access to personal data in the third country to ensure an essentially equivalent level of data protection to that afforded in the E.U. Though we no longer rely on the Privacy Shield programs and instead employ model contractual clauses for personal data transfers, the Schrems II decision raises questions as to implications under European and UK law and adequate data protection in the United States. Among other effects, we may experience additional costs associated with increased compliance burdens, putting in place any additional data transfer mechanisms and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of Europe. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face risk of enforcement actions by data protection authorities in Europe relating to personal data transfers to us and by us from Europe. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
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
In the United States, companies that do business in California are subject to the California Consumer Privacy Act (“CCPA”), which requires, among other things, covered companies to provide new disclosures to California consumers, afford such consumers certain rights regarding their personal information, and also affords a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and the California Attorney General has issued initial and revised regulations that also govern the CCPA. It remains unclear how this legislation will be interpreted and enforced. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes the California Privacy Rights Act (“CPRA”) which was approved by California voters, and significantly modifies the CCPA. The U.S. federal government is also contemplating privacy legislation.
We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Additionally, the

Table of Content
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

Table of Content
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

Table of Content
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective November 1, 2022 through January 31, 2023, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their Notes, we would be obligated to pay the $3.7 billion principal amount of the Notes in cash. Under the terms of the Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
In addition, our ability to repurchase or to pay cash upon conversion of our Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase our Notes at a time when the repurchase is required by the applicable indenture governing such Notes or to pay cash upon conversion of such Notes as required by the applicable indenture

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $140.07 to $213.63 per share, as measured through November 10, 2022 and adjusted to give effect to the Stock Split. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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

Table of Content
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
As of October 31, 2022, we had $1.0 billion available under our share repurchase program, which will expire on December 31, 2023. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although

Table of Content
our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

Table of Content
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All references made to share or per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Stock Split.
Unregistered Sales of Equity Securities
During the three months ended October 31, 2022, we issued a total of 76,767 shares of our unregistered common stock pursuant to post-closing obligations in connection with our previous acquisitions of Bridgecrew Inc., The Crypsis Group, and Gamma Networks, Inc. (the “Transactions”).
The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, and August 2022, we announced additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization to $3.3 billion, with $1.0 billion remaining as of October 31, 2022. The expiration date of this repurchase authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended October 31, 2022, we did not repurchase any shares pursuant to our share repurchase program.

Table of Content
Between August 1, 2022 and August 31, 2022, September 1, 2022 and September 30, 2022, and October 1, 2022 and October 31, 2022, shares of restricted stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $171.17 per share, $176.28 per share, and $160.11 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2022 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 17, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 17, 2022

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)