Form 10-Q
period 2023-01-31
Palo Alto Networks Inc
filed 2023-02-22
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 10, 2023 was 302,607,942.

PART I
ITEM 1.    FINANCIAL STATEMENTS
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	January 31, 2023	July 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,346.3	$2,118.5
Short-term investments	2,000.6	1,516.0
Accounts receivable, net of allowance for credit losses of $8.8 and $8.9 at January 31, 2023 and July 31, 2022, respectively	1,278.1	2,142.5
Short-term deferred contract costs	313.4	317.7
Prepaid expenses and other current assets	467.4	320.2
Total current assets	5,405.8	6,414.9
Property and equipment, net	344.7	357.8
Operating lease right-of-use assets	251.1	242.0
Long-term investments	2,820.6	1,051.9
Long-term deferred contract costs	511.3	550.1
Goodwill	2,912.3	2,747.7
Intangible assets, net	361.7	384.5
Other assets	555.9	504.7
Total assets	$13,163.4	$12,253.6
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$128.3	$128.0
Accrued compensation	395.1	461.1
Accrued and other liabilities	328.9	399.2
Deferred revenue	3,942.5	3,641.2
Convertible senior notes, net	3,680.3	3,676.8
Total current liabilities	8,475.1	8,306.3
Long-term deferred revenue	3,611.5	3,352.8
Long-term operating lease liabilities	274.2	276.1
Other long-term liabilities	73.6	108.4
Total liabilities	12,434.4	12,043.6
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding at January 31, 2023 and July 31, 2022	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 302.4 and 298.8 shares issued and outstanding at January 31, 2023 and July 31, 2022, respectively	2,303.0	1,932.7
Accumulated other comprehensive loss	(11.1)	(55.6)
Accumulated deficit	(1,562.9)	(1,667.1)
Total stockholders’ equity	729.0	210.0
Total liabilities and stockholders’ equity	$13,163.4	$12,253.6
See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Revenue:
Product	$352.9	$308.0	$682.9	$603.5
Subscription and support	1,302.2	1,008.9	2,535.6	1,960.8
Total revenue	1,655.1	1,316.9	3,218.5	2,564.3
Cost of revenue:
Product	100.5	97.8	220.6	186.7
Subscription and support	365.7	307.5	707.5	599.2
Total cost of revenue	466.2	405.3	928.1	785.9
Total gross profit	1,188.9	911.6	2,290.4	1,778.4
Operating expenses:
Research and development	404.1	359.0	775.9	698.5
Sales and marketing	625.5	528.8	1,240.5	1,034.7
General and administrative	119.4	97.7	218.9	201.8
Total operating expenses	1,149.0	985.5	2,235.3	1,935.0
Operating income (loss)	39.9	(73.9)	55.1	(156.6)
Interest expense	(6.9)	(6.8)	(13.7)	(13.7)
Other income (expense), net	51.4	(0.1)	77.4	(1.7)
Income (loss) before income taxes	84.4	(80.8)	118.8	(172.0)
Provision for income taxes	0.2	12.7	14.6	25.1
Net income (loss)	$84.2	$(93.5)	$104.2	$(197.1)

Net income (loss) per share, basic	$0.28	$(0.32)	$0.35	$(0.67)
Net income (loss) per share, diluted	$0.25	$(0.32)	$0.31	$(0.67)

Weighted-average shares used to compute net income (loss) per share, basic	302.3	294.5	301.0	293.7
Weighted-average shares used to compute net income (loss) per share, diluted	331.6	294.5	335.0	293.7

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Net income (loss)	$84.2	$(93.5)	$104.2	$(197.1)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	33.5	(8.8)	5.7	(11.0)
Cash flow hedges:
Change in unrealized gains (losses)	63.1	(14.7)	20.6	(16.6)
Net realized losses reclassified into earnings	3.4	4.6	18.2	7.3
Net change on cash flow hedges	66.5	(10.1)	38.8	(9.3)
Other comprehensive income (loss)	100.0	(18.9)	44.5	(20.3)
Comprehensive income (loss)	$184.2	$(112.4)	$148.7	$(217.4)

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Three Months Ended January 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	302.3	$2,266.2	$(111.1)	$(1,647.1)	$508.0
Net income	—	—	—	84.2	84.2
Other comprehensive income	—	—	100.0	—	100.0
Issuance of common stock in connection with employee equity incentive plans	1.9	0.8	—	—	0.8
Taxes paid related to net share settlement of equity awards	—	(1.5)	—	—	(1.5)
Share-based compensation for equity-based awards	—	287.5	—	—	287.5
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Balance as of January 31, 2023	302.4	$2,303.0	$(11.1)	$(1,562.9)	$729.0

	Three Months Ended January 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2021	296.0	$2,033.9	$(11.3)	$(1,503.7)	$518.9
Net loss	—	—	—	(93.5)	(93.5)
Other comprehensive loss	—	—	(18.9)	—	(18.9)
Issuance of common stock in connection with employee equity incentive plans	2.5	0.3	—	—	0.3
Taxes paid related to net share settlement of equity awards	—	(8.6)	—	—	(8.6)
Share-based compensation for equity-based awards	—	269.6	—	—	269.6
Repurchase and retirement of common stock	(3.1)	(550.0)	—	—	(550.0)
Balance as of January 31, 2022	295.4	$1,745.2	$(30.2)	$(1,597.2)	$117.8

Table of Content

	Six Months Ended January 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298.8	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net income	—	—	—	104.2	104.2
Other comprehensive income	—	—	44.5	—	44.5
Issuance of common stock in connection with employee equity incentive plans	5.4	69.0	—	—	69.0
Taxes paid related to net share settlement of equity awards	—	(15.4)	—	—	(15.4)
Share-based compensation for equity-based awards	—	566.7	—	—	566.7
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Balance as of January 31, 2023	302.4	$2,303.0	$(11.1)	$(1,562.9)	$729.0

	Six Months Ended January 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	291.9	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(197.1)	(197.1)
Other comprehensive loss	—	—	(20.3)	—	(20.3)
Issuance of common stock in connection with employee equity incentive plans	6.6	59.2	—	—	59.2
Taxes paid related to net share settlement of equity awards	—	(28.6)	—	—	(28.6)
Share-based compensation for equity-based awards	—	535.3	—	—	535.3
Repurchase and retirement of common stock	(3.1)	(550.0)	—	—	(550.0)
Balance as of January 31, 2022	295.4	$1,745.2	$(30.2)	$(1,597.2)	$117.8

See notes to condensed consolidated financial statements.

Table of Content
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	January 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$104.2	$(197.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation for equity-based awards	549.3	524.2
Depreciation and amortization	140.6	138.7
Amortization of deferred contract costs	196.0	172.0
Amortization of debt discount and debt issuance costs	3.5	3.6
Reduction of operating lease right-of-use assets	24.6	25.1
Amortization of investment premiums, net of accretion of purchase discounts	(14.3)	7.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	864.6	288.3
Deferred contract costs	(152.9)	(151.2)
Prepaid expenses and other assets	(159.6)	(72.9)
Accounts payable	0.7	59.8
Accrued compensation	(68.3)	(100.8)
Accrued and other liabilities	(116.7)	(50.7)
Deferred revenue	559.6	425.2
Net cash provided by operating activities	1,931.3	1,071.5
Cash flows from investing activities
Purchases of investments	(3,719.3)	(1,055.3)
Proceeds from sales of investments	499.6	282.2
Proceeds from maturities of investments	998.9	401.6
Business acquisitions, net of cash acquired	(185.6)	(17.4)
Purchases of property, equipment, and other assets	(77.9)	(115.3)
Net cash used in investing activities	(2,484.3)	(504.2)
Cash flows from financing activities
Repurchases of common stock	(272.7)	(550.0)
Proceeds from sales of shares through employee equity incentive plans	68.4	58.8
Payments for taxes related to net share settlement of equity awards	(15.4)	(28.6)
Net cash used in financing activities	(219.7)	(519.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(772.7)	47.5
Cash, cash equivalents, and restricted cash - beginning of period	2,124.8	1,880.1
Cash, cash equivalents, and restricted cash - end of period	$1,352.1	$1,927.6
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,346.3	$1,922.7
Restricted cash included in prepaid expenses and other current assets	5.8	4.9
Total cash, cash equivalents, and restricted cash	$1,352.1	$1,927.6

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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Americas
United States	$1,042.3	$858.6	$2,048.6	$1,670.3
Other Americas	74.7	57.3	139.1	112.3
Total Americas	1,117.0	915.9	2,187.7	1,782.6
Europe, the Middle East, and Africa (“EMEA”)	341.5	252.2	649.4	486.0
Asia Pacific and Japan (“APAC”)	196.6	148.8	381.4	295.7
Total revenue	$1,655.1	$1,316.9	$3,218.5	$2,564.3

Table of Content
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Product	$352.9	$308.0	$682.9	$603.5
Subscription and support
Subscription	815.4	618.0	1,579.4	1,196.8
Support	486.8	390.9	956.2	764.0
Total subscription and support	1,302.2	1,008.9	2,535.6	1,960.8
Total revenue	$1,655.1	$1,316.9	$3,218.5	$2,564.3
Deferred Revenue
During the six months ended January 31, 2023 and 2022, we recognized approximately $2.1 billion and $1.6 billion of revenue pertaining to amounts that were deferred as of July 31, 2022 and 2021, respectively.
Remaining Performance Obligations
Remaining performance obligations were $8.8 billion as of January 31, 2023, of which we expect to recognize as revenue approximately $4.4 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2023 and July 31, 2022 (in millions):

	January 31, 2023				July 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$655.9	$—	$—	$655.9	$1,205.2	$—	$—	$1,205.2
Certificates of deposit	—	6.5	—	6.5	—	155.3	—	155.3
Commercial paper	—	175.2	—	175.2	—	69.1	—	69.1
Corporate debt securities	—	24.5	—	24.5	—	19.5	—	19.5
U.S. government and agency securities	—	—	—	—	—	10.0	—	10.0
Non-U.S. government and agency securities	—	—	—	—	—	5.1	—	5.1
Total cash equivalents	655.9	206.2	—	862.1	1,205.2	259.0	—	1,464.2
Short-term investments:
Certificates of deposit	—	210.8	—	210.8	—	116.4	—	116.4
Commercial paper	—	630.9	—	630.9	—	79.0	—	79.0
Corporate debt securities	—	701.0	—	701.0	—	505.0	—	505.0
U.S. government and agency securities	—	444.2	—	444.2	—	798.2	—	798.2
Non-U.S. government and agency securities	—	13.7	—	13.7	—	17.4	—	17.4
Total short-term investments	—	2,000.6	—	2,000.6	—	1,516.0	—	1,516.0
Long-term investments:
Corporate debt securities	—	2,217.1	—	2,217.1	—	761.2	—	761.2
U.S. government and agency securities	—	68.9	—	68.9	—	118.2	—	118.2
Non-U.S. government and agency securities	—	54.4	—	54.4	—	—	—	—
Asset-backed securities	—	480.2	—	480.2	—	172.5	—	172.5
Total long-term investments	—	2,820.6	—	2,820.6	—	1,051.9	—	1,051.9

Table of Content

	January 31, 2023				July 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Prepaid expenses and other current assets:
Foreign currency forward contracts	—	25.1	—	25.1	—	2.4	—	2.4
Total prepaid expenses and other current assets	—	25.1	—	25.1	—	2.4	—	2.4
Other assets:
Foreign currency forward contracts	—	9.1	—	9.1	—	0.7	—	0.7
Total other assets	—	9.1	—	9.1	—	0.7	—	0.7
Total assets measured at fair value	$655.9	$5,061.6	$—	$5,717.5	$1,205.2	$2,830.0	$—	$4,035.2

Accrued and other liabilities:
Foreign currency forward contracts	$—	$14.2	$—	$14.2	$—	$32.4	$—	$32.4
Total accrued and other liabilities	—	14.2	—	14.2	—	32.4	—	32.4
Other long-term liabilities:
Foreign currency forward contracts	—	2.6	—	2.6	—	0.8	—	0.8
Total other long-term liabilities	—	2.6	—	2.6	—	0.8	—	0.8
Total liabilities measured at fair value	$—	$16.8	$—	$16.8	$—	$33.2	$—	$33.2
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2023 and July 31, 2022.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2023 and July 31, 2022 (in millions):

	January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$6.5	$—	$—	$6.5
Commercial paper	175.2	—	—	175.2
Corporate debt securities	24.5	—	—	24.5
Total available-for-sale cash equivalents	$206.2	$—	$—	$206.2
Investments:
Certificates of deposit	$210.8	$—	$—	$210.8
Commercial paper	631.4	0.2	(0.7)	630.9
Corporate debt securities	2,927.9	9.0	(18.8)	2,918.1
U.S. government and agency securities	518.4	—	(5.3)	513.1
Non-U.S. government and agency securities	68.8	—	(0.7)	68.1
Asset-backed securities	481.7	1.0	(2.5)	480.2
Total available-for-sale investments	$4,839.0	$10.2	$(28.0)	$4,821.2

Table of Content

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$155.3	$—	$—	$155.3
Commercial paper	69.1	—	—	69.1
Corporate debt securities	19.5	—	—	19.5
U.S. government and agency securities	10.0	—	—	10.0
Non-U.S. government and agency securities	5.0	0.1	—	5.1
Total available-for-sale cash equivalents	$258.9	$0.1	$—	$259.0
Investments:
Certificates of deposit	$116.5	$—	$(0.1)	$116.4
Commercial paper	79.1	—	(0.1)	79.0
Corporate debt securities	1,276.8	1.3	(11.9)	1,266.2
U.S. government and agency securities	928.1	0.1	(11.8)	916.4
Non-U.S. government and agency securities	17.6	—	(0.2)	17.4
Asset-backed securities	$173.4	$0.2	$(1.1)	$172.5
Total available-for-sale investments	$2,591.5	$1.6	$(25.2)	$2,567.9
As of January 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $17.2 million, which were related to $2.5 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $10.8 million, which were related to $571.6 million of available-for-sale debt securities. As of July 31, 2022 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $24.8 million, which were related to $2.0 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were not material.
Unrealized losses related to our available-for-sale debt securities are due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2023 and 2022.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2023, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,217.6	$2,206.8
Due between one and three years	2,658.4	2,651.4
Due between three to five years	123.8	123.5
Due between five to ten years	45.4	45.7
Total	$5,045.2	$5,027.4
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2023 and July 31, 2022, the carrying values of our marketable equity securities were $655.9 million and $1.2 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2023 and 2022.

Table of Content
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of January 31, 2023 and July 31, 2022 (in millions):

	January 31, 2023	July 31, 2022
Short-term financing receivables, gross	$174.3	$112.6
Allowance for credit losses	(2.5)	(1.3)
Short-term financing receivables, net	$171.8	$111.3
Long-term financing receivables, gross	$222.0	$194.6
Allowance for credit losses	(3.9)	(2.5)
Long-term financing receivables, net	$218.1	$192.1
There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2023 and 2022. Past due amounts on financing receivables were not material as of January 31, 2023 and July 31, 2022.
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
As of January 31, 2023 and July 31, 2022, the total notional amount of our outstanding foreign currency forward contracts was $1.1 billion and $856.9 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2023 and July 31, 2022.
As of January 31, 2023, unrealized gains in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were $14.2 million, of which $11.9 million of gains are expected to be recognized into earnings within the next 12 months. As of July 31, 2022, unrealized losses in AOCI related to our cash flow hedges were $24.8 million, of which $22.0 million of losses are expected to be recognized into earnings within the next 12 months.
7. Acquisition
Cider Security Ltd.
On December 20, 2022, we completed our acquisition of Cider Security Ltd. (“Cider”), a privately-held cloud security company. We expect the acquisition will support Prisma Cloud’s platform approach to securing the entire application security lifecycle from code-to-cloud. The total purchase consideration for the acquisition of Cider was $198.3 million, which consisted of the following (in millions):

Amount
Cash	$198.0
Fair value of replacement awards	0.3
Total	$198.3
As part of the acquisition, we issued replacement equity awards, which included 0.2 million shares of our restricted common stock. The total fair value of the replacement equity awards was $48.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$164.6
Identified intangible assets	27.8
Cash	12.4
Net liabilities assumed	(6.5)
Total	$198.3

Table of Content
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Cider technology into our platforms. The goodwill is expected to be deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$27.8	5 years
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2023 (in millions):

Amount
Balance as of July 31, 2022	$2,747.7
Goodwill acquired	164.6
Balance as of January 31, 2023	$2,912.3
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2023 and July 31, 2022 (in millions):

	January 31, 2023			July 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$628.5	$(390.2)	$238.3	$600.7	$(347.9)	$252.8
Customer relationships	172.7	(63.1)	109.6	172.7	(52.2)	120.5
Acquired intellectual property	14.6	(5.4)	9.2	11.3	(4.8)	6.5
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.2)	0.7	0.9	(0.1)	0.8
Total intangible assets subject to amortization	826.1	(468.3)	357.8	795.0	(414.4)	380.6
Intangible assets not subject to amortization:
In-process research and development	3.9	—	3.9	3.9	—	3.9
Total purchased intangible assets	$830.0	$(468.3)	$361.7	$798.9	$(414.4)	$384.5
We recognized amortization expense of $24.8 million and $53.9 million for the three and six months ended January 31, 2023, respectively, and $31.7 million and $63.5 million for the three and six months ended January 31, 2022, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of January 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Future amortization expense	$357.8	$50.7	$97.1	$83.4	$61.6	$34.6	$30.4

Table of Content
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
The sale price condition for the Notes was met during the fiscal quarter ended January 31, 2023, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2023. The net carrying amount of the Notes was classified as a current liability on our condensed consolidated balance sheet as of January 31, 2023.

Table of Content
The following table sets forth the components of the Notes (in millions):

	January 31, 2023			July 31, 2022
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Liability component:
Principal	$1,691.9	$1,999.4	$3,691.3	$1,691.9	$1,999.4	$3,691.3
Less: debt discount and debt issuance costs, net of amortization	(1.2)	(9.8)	(11.0)	(2.6)	(11.9)	(14.5)
Net carrying amount	$1,690.7	$1,989.6	$3,680.3	$1,689.3	$1,987.5	$3,676.8
The total estimated fair value of the 2023 Notes and 2025 Notes were $3.0 billion and $3.3 billion at January 31, 2023, respectively, and $3.2 billion and $3.5 billion at July 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Notes as of the last day of trading for the period. We consider the fair value of the Notes at January 31, 2023 and July 31, 2022 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,						Six Months Ended January 31,
	2023			2022			2023			2022
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$3.2	$2.0	$5.2	$3.1	$1.9	$5.0	$6.4	$3.8	$10.2	$6.3	$3.8	$10.1
Amortization of debt issuance costs	0.7	1.0	1.7	0.7	1.1	1.8	1.4	2.1	3.5	1.4	2.2	3.6
Total interest expense	$3.9	$3.0	$6.9	$3.8	$3.0	$6.8	$7.8	$5.9	$13.7	$7.7	$6.0	$13.7
Effective interest rate	0.9%	0.6%		0.9%	0.6%		0.9%	0.6%		0.9%	0.6%
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

Table of Content
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
As of January 31, 2023, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future minimum or fixed purchase commitments under these arrangements, excluding obligations under contracts that we can cancel as of January 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Manufacturing purchase commitments	$293.5	$120.5	$98.0	$35.0	$40.0	$—	$—
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2023	2024	2025	2026	2027	2028 and Thereafter
Other purchase commitments	$1,701.2	$54.2	$228.1	$416.7	$517.5	$483.9	$0.8
Additionally, we have a $159.6 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.

Table of Content
Litigation
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. As of January 31, 2023, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.
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
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Three and Six Months Ended January 31,
	2023	2022
Number of shares repurchased	1.8	3.1
Weighted average price per share (1)	$138.65	$177.93
Aggregate purchase price (1)	$250.0	$550.0
______________
(1)     Includes transaction costs
In addition to the share repurchase activity summarized in the table above, during the six months ended January 31, 2023, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of January 31, 2023, $750.0 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the six months ended January 31, 2023 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2022	14.8	$115.51	$2,456.9	3.1	$106.38	$513.7
Granted(1)	4.8	$163.23		2.8	$141.40
Vested	(3.4)	$102.07		(1.2)	$115.67
Forfeited	(0.8)	$119.48		(0.2)	$135.26
Balance—January 31, 2023	15.4	$133.47	$2,442.8	4.5	$124.21	$711.5
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
During the six months ended January 31, 2023, we granted 0.8 million shares of PSUs with both service and market conditions to certain employees. The market conditions are satisfied when the price of our common stock is equal to or exceeds stock price targets of $233.33, $266.67, $300.00, and $333.33 based on the average closing price for 30 consecutive trading days during the three- or four-year period following the date of grant. To the extent that the market conditions have been met, one-fourth of the awards will vest on each anniversary date of the grant date, subject to continued service. As of January 31, 2023, the stock price targets for these PSU awards have not been met.
During the six months ended January 31, 2023 and 2022, we granted 1.6 million and 0.6 million shares of PSUs, respectively, which contain service, performance and market conditions, to certain employees. The service conditions are satisfied over a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of January 31, 2023, we have approved 2.3 million shares of PSUs, which will be granted upon the performance condition being established during the next two years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the grant-date fair value of these PSUs granted:

	Six Months Ended
	January 31,
	2023	2022
Volatility	39.6% - 44.8%	36.0% - 38.0%
Expected term (in years)	1.0 - 4.0	1.9 - 3.0
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.2% - 3.6%	0.2% - 0.4%
Grant-date fair value per share	$105.60 - $280.41	$137.16 - $140.22
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions to certain executives. The market conditions were achieved when certain stock price targets were met. As of January 31, 2023, all stock price targets for our outstanding PSOs have been satisfied. One-fourth of the PSOs will vest on each anniversary date of the grant date, subject to continued service. The contractual term for the PSOs outstanding ranges from seven to seven and a half years following the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the six months ended January 31, 2023 (in millions, except per share amounts):

	PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2022	8.0	$64.85	3.2	$809.3
Balance—January 31, 2023	8.0	$64.85	2.7	$747.7
Exercisable—January 31, 2023	8.0	$64.85	2.7	$747.7

Table of Content
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Cost of product revenue	$2.6	$2.3	$5.0	$4.6
Cost of subscription and support revenue	30.7	27.7	59.5	54.4
Research and development	129.7	123.6	247.7	249.2
Sales and marketing	88.4	79.8	175.8	153.1
General and administrative	38.5	31.7	67.9	64.1
Total share-based compensation	$289.9	$265.1	$555.9	$525.4
As of January 31, 2023, total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years.
13. Income Taxes
For the three and six months ended January 31, 2023, our provision for income taxes reflected an effective tax rate of 0.2% and 12.3%, respectively. For the three and six months ended January 31, 2022, our provision for income taxes reflected an effective tax rate of negative 15.7% and negative 14.6%, respectively.
Our income taxes for the three and six months ended January 31, 2023 were primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rate varied for the three and six months ended January 31, 2023 compared to the same periods in 2022 primarily due to an increase in current taxes driven by capitalization of research and development expenditures with no offsetting deferred benefit as a result of our valuation allowance. This increase was offset by a tax benefit from a release of tax reserves related to uncertain tax positions resulting from an agreement with a non-U.S. tax authority to pay $28.9 million to settle a tax audit during the three months ended January 31, 2023.
Our income taxes for the three and six months ended January 31, 2022 were primarily due to foreign income taxes and withholding taxes. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
As of January 31, 2023, our gross uncertain tax positions were $396.0 million and our interest and penalties were $6.7 million. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax.
14. Net Income (Loss) Per Share
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

Table of Content
The following table presents the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Net income (loss)	$84.2	$(93.5)	$104.2	$(197.1)

Weighted-average shares used to compute net income (loss) per share, basic	302.3	294.5	301.0	293.7
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	15.2	—	16.5	—
Warrants related to the issuance of convertible senior notes	4.1	—	6.0	—
Employee equity incentive plans	10.0	—	11.5	—
Weighted-average shares used to compute net income (loss) per share, diluted	331.6	294.5	335.0	293.7

Net income (loss) per share, basic	$0.28	$(0.32)	$0.35	$(0.67)
Net income (loss) per share, diluted	$0.25	$(0.32)	$0.31	$(0.67)
The following securities were excluded from the computation of diluted net income (loss) per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Convertible senior notes	—	39.2	—	39.2
Warrants related to the issuance of convertible senior notes	—	39.2	—	39.2
Employee equity incentive plans	8.9	32.0	5.8	32.0
Total	8.9	110.4	5.8	110.4
15. Other Income (Expense), Net
The following table sets forth the components of other income (expense), net (in millions):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Interest income	$56.6	$1.9	$86.0	$3.3
Foreign currency exchange gains (losses), net	(7.3)	(1.7)	(2.9)	(5.6)
Other	2.1	(0.3)	(5.7)	0.6
Total other income (expense), net	$51.4	$(0.1)	$77.4	$(1.7)

Table of Content
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things: our expectation of achieving and maintaining profitability under U.S. GAAP; the effects of supply chain challenges and the global chip and component shortages and other factors affecting the manufacture, delivery and cost of certain of our products; expectations regarding drivers of and factors affecting growth in our business; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; statements regarding trends in billings, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans and liquidity; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations and intentions with respect to the products, technologies and businesses that we acquire and introduce; our strategy of acquiring complementary businesses and our ability to successfully acquire and integrate businesses and technologies; expected recurring revenues resulting from expected growth in our installed base and increased adoption of our products and cloud-based subscription services; the sufficiency of our existing cash, investments and available financing instruments to meet our cash needs for the foreseeable future; our intentions to sell any of our available-for-sale debt instruments; capital expenditures and share repurchases; expectations to increase customer financing activities in the future; expectations regarding the potential impacts of the coronavirus disease discovered in 2019 (“COVID-19”) and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2023 to the three and six months ended January 31, 2022.
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
Overview
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by industry-leading artificial intelligence and automation. We are a leading provider of zero trust solutions that start with the next-generation of zero trust network access to secure remote workforces and extend into securing all users, applications and infrastructure with zero trust principles. Our security solutions are designed to increase security while reducing our customers’ total cost of ownership by improving operational efficiency and eliminating the need for siloed point products. Our company focuses on delivering value in five fundamental areas:

Table of Content
Network Security:
•Our network security platform, which includes our ML-Powered Next-Generation Firewalls, available in a number of form factors, including physical, virtual, and containerized appliances, as well as a cloud-delivered service, has been a leader in the industry for eleven consecutive years. Our network security platform also includes our Cloud-Delivered Security Services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, DNS Security, IoT Security, GlobalProtect™, Enterprise Data Loss Prevention (“Enterprise DLP”), AIOps, and SaaS Security. Through these add-on security services, our customers are able to secure their applications, users, devices, and content across our network security platform as well as the Prisma® and Cortex® product lines. Panorama™, our network security management solution, available as hardware or virtual machine, can centrally manage our network security platform irrespective of form factor, location, or scale. Our software-defined wide-area network (“SD-WAN”) is integrated with PAN-OS, so that our end-customers can get the security features of our PAN-OS ML-Powered Next-Generation Firewall together with SD-WAN functionality.
Secure Access Service Edge:
•Prisma Access is our next-generation cloud-delivered security platform that provides secure network access for employees across all locations with continuous threat inspection and unified policy management for information technology. We recently introduced Zero Trust Network Access (“ZTNA”) 2.0, which addresses major shortcomings in the first-generation ZTNA products in the industry (which we refer to as ZTNA 1.0). Prisma Access delivers granular least-privileged access to all applications and data across the enterprise, while continuously verifying trust and inspecting traffic for security. When combined with Prisma SD-WAN, Prisma Access provides a comprehensive single-vendor Secure Access Service Edge (“SASE”) offering that we call Prisma SASE, that is used to secure hybrid workforces and enable the cloud-delivered branch.
Cloud Security:
•As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures hybrid and multi-cloud environments with continuous visibility and threat prevention across the entire application lifecycle. With code to cloud security coverage that encompasses code, infrastructure, workloads, data, networks, web applications, and APIs, Prisma Cloud is the only platform that addresses security needs at every step in the cloud journey. For inline network security on multi and hybrid-cloud environments, we also offer our VM-Series and CN-Series Firewall offerings.
Security Operations:
•We deliver the next generation of endpoint security, security analytics and security automation solutions through our Cortex portfolio. These include our industry-leading extended detection and response solution Cortex XDR® to prevent, detect, and respond to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for attack surface management (“ASM”). In October 2022, we released Cortex XSIAM®, our autonomous Security Operations Center (“SOC”) platform that delivers unified security operations functions including automated threat detection and response, user behavioral analytics, threat intelligence management, orchestration and workflow, endpoint protection, and cloud detection and response. These products are delivered as software or SaaS subscriptions.
Threat Intelligence and Security Consulting (Unit 42):
•We enable security teams with up-to-date threat intelligence and deep cybersecurity expertise before, during and after attacks through our Unit 42 threat research and security consulting team. Unit 42 offers incident response, risk management, proactive cybersecurity assessment services, and managed detection and response and threat hunting services.
For the second quarter of fiscal 2023 and 2022, total revenue was $1.7 billion and $1.3 billion, respectively, representing year-over-year growth of 25.7%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of January 31, 2023, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Table of Content
Our product revenue grew to $352.9 million, or 21.3% of total revenue, for the second quarter of fiscal 2023, representing year-over-year growth of 14.6%. Product revenue is primarily generated from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panaroma, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.3 billion, or 78.7% of total revenue, for the second quarter of fiscal 2023, representing year-over-year growth of 29.1%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in November 2022, we launched PAN-OS® 11.0 Nova, which introduced 50 product updates and innovations. Among them were the new Advanced WildFire® cloud-delivered security service that brings unprecedented protection against evasive malware and the updated Advanced Threat Prevention service which now protects against zero-day injection attacks.
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
We continue to monitor and respond to developments relating to COVID-19, which has resulted in significant global, social, and business disruption. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales and length of our sales cycles, impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities, and other factors identified in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q. The global supply chain and the semiconductor industry continue to experience challenges. We have experienced supply chain challenges, including chip and component shortages, which have, in certain cases, caused delays for us in acquiring chips, components and inventory and have resulted in increased costs as compared to historic levels. While we incurred increased costs and experienced increased lead time for certain product deliveries to our end-customers, we continue to work to minimize the effects from supply chain challenges.

Table of Content
Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income (loss) and margin below under “Results of Operations.”

	January 31, 2023	July 31, 2022

	(in millions)
Total deferred revenue	$7,554.0	$6,994.0
Cash, cash equivalents, and investments	$6,167.5	$4,686.4

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(dollars in millions)
Total revenue	$1,655.1	$1,316.9	$3,218.5	$2,564.3
Total revenue year-over-year percentage increase	25.7%	29.5%	25.5%	30.6%
Gross margin	71.8%	69.2%	71.2%	69.4%
Operating income (loss)	$39.9	$(73.9)	$55.1	$(156.6)
Operating margin	2.4%	(5.6)%	1.7%	(6.1)%
Billings	$2,029.1	$1,607.9	$3,778.1	$2,989.5
Billings year-over-year percentage increase	26.2%	32.4%	26.4%	30.1%
Cash flow provided by operating activities			$1,931.3	$1,071.5
Free cash flow (non-GAAP)			$1,853.4	$956.2
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
•Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We consider billings to be a key metric used by management to manage our business. We believe billings provides investors with an important indicator of the health and visibility of our business because it includes subscription and support revenue, which is recognized ratably over the contractual service period, and product revenue, which is recognized at the time of hardware shipment or delivery of software license, provided that all other conditions for revenue recognition have been met. We consider billings to be a useful metric for management and investors, particularly if we continue to experience increased sales of subscriptions and strong renewal rates for subscription and support offerings, and as we monitor our near-term cash flows. While we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. We calculate billings in the following manner:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in millions)		(in millions)
Billings:
Total revenue	$1,655.1	$1,316.9	$3,218.5	$2,564.3
Add: change in total deferred revenue, net of acquired deferred revenue	374.0	291.0	559.6	425.2
Billings	$2,029.1	$1,607.9	$3,778.1	$2,989.5

Table of Content
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

	Six Months Ended January 31,
	2023	2022

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,931.3	$1,071.5
Less: purchases of property, equipment, and other assets	77.9	115.3
Free cash flow (non-GAAP)	$1,853.4	$956.2
Net cash used in investing activities	$(2,484.3)	$(504.2)
Net cash used in financing activities	$(219.7)	$(519.8)

Table of Content
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$352.9	21.3%	$308.0	23.4%	$682.9	21.2%	$603.5	23.5%
Subscription and support	1,302.2	78.7%	1,008.9	76.6%	2,535.6	78.8%	1,960.8	76.5%
Total revenue	1,655.1	100.0%	1,316.9	100.0%	3,218.5	100.0%	2,564.3	100.0%
Cost of revenue:
Product	100.5	6.1%	97.8	7.4%	220.6	6.9%	186.7	7.3%
Subscription and support	365.7	22.1%	307.5	23.4%	707.5	21.9%	599.2	23.3%
Total cost of revenue(1)	466.2	28.2%	405.3	30.8%	928.1	28.8%	785.9	30.6%
Total gross profit	1,188.9	71.8%	911.6	69.2%	2,290.4	71.2%	1,778.4	69.4%
Operating expenses:
Research and development	404.1	24.4%	359.0	27.3%	775.9	24.1%	698.5	27.2%
Sales and marketing	625.5	37.8%	528.8	40.1%	1,240.5	38.6%	1,034.7	40.4%
General and administrative	119.4	7.2%	97.7	7.4%	218.9	6.8%	201.8	7.9%
Total operating expenses(1)	1,149.0	69.4%	985.5	74.8%	2,235.3	69.5%	1,935.0	75.5%
Operating income (loss)	39.9	2.4%	(73.9)	(5.6)%	55.1	1.7%	(156.6)	(6.1)%
Interest expense	(6.9)	(0.4)%	(6.8)	(0.5)%	(13.7)	(0.4)%	(13.7)	(0.5)%
Other income (expense), net	51.4	3.1%	(0.1)	—%	77.4	2.4%	(1.7)	(0.1)%
Income (loss) before income taxes	84.4	5.1%	(80.8)	(6.1)%	118.8	3.7%	(172.0)	(6.7)%
Provision for income taxes	0.2	—%	12.7	1.0%	14.6	0.5%	25.1	1.0%
Net income (loss)	$84.2	5.1%	$(93.5)	(7.1)%	$104.2	3.2%	$(197.1)	(7.7)%
______________
(1)Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022

	(in millions)
Cost of product revenue	$2.6	$2.3	$5.0	$4.6
Cost of subscription and support revenue	30.7	27.7	59.5	54.4
Research and development	129.7	123.6	247.7	249.2
Sales and marketing	88.4	79.8	175.8	153.1
General and administrative	38.5	31.7	67.9	64.1
Total share-based compensation	$289.9	$265.1	$555.9	$525.4
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

Table of Content
Product Revenue
Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall, which is available in a number of form factors, including as physical, virtual, and containerized appliances. Product revenue also includes revenue derived from software licenses of Panorama and SD-WAN. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license.

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$352.9	$308.0	$44.9	14.6%	$682.9	$603.5	$79.4	13.2%
Product revenue for the three and six months ended January 31, 2023 increased compared to the same periods in 2022 driven by increased demand for our new generation of hardware products and increase in software revenue primarily due to a new go-to-market strategy for certain Network Security offerings, partially offset by a decrease in revenue from our prior generation of hardware products.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$815.4	$618.0	$197.4	31.9%	$1,579.4	$1,196.8	$382.6	32.0%
Support	486.8	390.9	95.9	24.5%	956.2	764.0	192.2	25.2%
Total subscription and support	$1,302.2	$1,008.9	$293.3	29.1%	$2,535.6	$1,960.8	$574.8	29.3%
Subscription and support revenue increased for the three and six months ended January 31, 2023 compared to the same periods in 2022 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
Revenue by Geographic Theater

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,117.0	$915.9	$201.1	22.0%	$2,187.7	$1,782.6	$405.1	22.7%
EMEA	341.5	252.2	89.3	35.4%	649.4	486.0	163.4	33.6%
APAC	196.6	148.8	47.8	32.1%	381.4	295.7	85.7	29.0%
Total revenue	$1,655.1	$1,316.9	$338.2	25.7%	$3,218.5	$2,564.3	$654.2	25.5%
With respect to geographic theaters, the increase in revenue for the three and six months ended January 31, 2023 compared to the same periods in 2022 was driven primarily by the Americas, due to its larger sales force and a larger percentage of our customers located in the Americas. Revenue from our other geographic theaters, both Europe, the Middle East, and Africa (“EMEA”) and Asia Pacific and Japan (“APAC”), increased for the three and six months ended January 31, 2023 compared to the same periods in 2022 due to continued investment in our global sales force to support our growth and increase our customer base in the regions.

Table of Content
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$100.5	$97.8	$2.7	2.8%	$220.6	$186.7	$33.9	18.2%
Number of employees at period end	142	134	8	6.0%	142	134	8	6.0%
Cost of product revenue increased for the three and six months ended January 31, 2023 compared to the same periods in 2022 due to an increase in product volume and higher costs related to our product offerings, primarily driven by supply chain challenges, partially offset by hardware product mix.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$365.7	$307.5	$58.2	18.9%	$707.5	$599.2	$108.3	18.1%
Number of employees at period end	2,751	2,380	371	15.6%	2,751	2,380	371	15.6%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2023 compared to the same periods in 2022, primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $26.8 million for the three months ended January 31, 2023 compared to the same period in 2022, and increased $45.8 million for the six months ended January 31, 2023 compared to the same period in 2022. Personnel costs grew $22.6 million to $161.2 million for the three months ended January 31, 2023 compared to the same period in 2022, and grew $42.4 million to $303.8 million for the six months ended January 31, 2023 compared to the same period in 2022, primarily due to headcount growth.

Table of Content
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023		2022		2023		2022
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$252.4	71.5%	$210.2	68.2%	$462.3	67.7%	$416.8	69.1%
Subscription and support	936.5	71.9%	701.4	69.5%	1,828.1	72.1%	1,361.6	69.4%
Total gross profit	$1,188.9	71.8%	$911.6	69.2%	$2,290.4	71.2%	$1,778.4	69.4%
Product gross margin increased for the three months ended January 31, 2023 compared to the same period in 2022, primarily due to increased software revenue and favorable hardware product mix, partially offset by higher costs related to our hardware product offerings driven by supply chain challenges. Product gross margin decreased for the six months ended January 31, 2023 compared to the same period in 2022, primarily due to higher costs related to our hardware product offerings driven by supply chain challenges, partially offset by increased software revenue and favorable hardware product mix.
Subscription and support gross margin increased for the three and six months ended January 31, 2023 compared to the same periods in 2022, primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2023, we expect to recognize approximately $2.3 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$404.1	$359.0	$45.1	12.6%	$775.9	$698.5	$77.4	11.1%
Number of employees at period end	3,649	2,880	769	26.7%	3,649	2,880	769	26.7%
Research and development expense increased for the three and six months ended January 31, 2023 compared to the same periods in 2022, primarily due to increase in personnel costs, which grew $34.5 million to $320.7 million for the three months ended January 31, 2023 compared to the same period in 2022, and grew $57.7 million to $610.8 million for the six months ended January 31, 2023 compared to the same period in 2022, largely due to headcount growth. The remaining increase in research and development expense was further driven by increased shared costs.

Table of Content
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$625.5	$528.8	$96.7	18.3%	$1,240.5	$1,034.7	$205.8	19.9%
Number of employees at period end	5,778	4,826	952	19.7%	5,778	4,826	952	19.7%
Sales and marketing expense increased for the three and six months ended January 31, 2023 compared to the same periods in 2022, primarily due to increase in personnel costs, which grew $78.8 million to $482.0 million for the three months ended January 31, 2023 compared to the same period in 2022, and grew $153.9 million to $938.1 million for the six months ended January 31, 2023 compared to the same period in 2022, largely due to headcount growth and increased travel and entertainment expenses. The increase in the six months ended January 31, 2023 was further driven by increased costs associated with in-person events and go-to-market initiatives.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$119.4	$97.7	$21.7	22.2%	$218.9	$201.8	$17.1	8.5%
Number of employees at period end	1,612	1307	305	23.3%	1,612	1,307	305	23.3%
General and administrative expense increased for the three and six months ended January 31, 2023 compared to the same periods in 2022 primarily due to increase in personnel costs, which grew $9.4 million to $78.7 million for the three months ended January 31, 2023 compared to the same period in 2022, and grew $8.6 million to $145.3 million for the six months ended January 31, 2023 compared to the same period in 2022. The increase in personnel costs for both periods was primarily due to share-based compensation related to our recent acquisition and headcount growth. The remaining increase in general and administrative expense in both periods was primarily due to increase in acquisition-related costs and slightly higher reserves as a result of increased financing receivables.
Interest Expense
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and the 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$6.9	$6.8	$0.1	1.5%	$13.7	$13.7	$—	—%
Interest expense was relatively flat for the three and six months ended January 31, 2023 compared to the same periods in 2022.

Table of Content
Other Income (Expense), Net
Other income (expense), net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended January 31,				Six Months Ended January 31,
	2023	2022	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income (expense), net	$51.4	$(0.1)	$51.5	*	$77.4	$(1.7)	$79.1	*
______________
*    Not meaningful
The increase in other income (expense), net for the three and six months ended January 31, 2023 compared to the same periods in 2022 was primarily due to higher interest income earned on our cash, cash equivalent, and investment balances as a result of higher interest rates for the three and six months ended January 31, 2023 compared to 2022.
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

	Three Months Ended January 31,				Six Months Ended January 31,
			Change		2023	2022	Change
	2023	2022	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$0.2	$12.7	$(12.5)	(98.4)%	$14.6	$25.1	$(10.5)	(41.8)%
Effective tax rate	0.2%	(15.7)%			12.3%	(14.6)%
Our provision for income taxes for the three and six months ended January 31, 2023 was primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rate varied for the three and six months ended January 31, 2023 compared to the same periods in 2022, primarily due to an increase in current taxes driven by capitalization of research and development expenditures with no offsetting deferred benefit as a result of our valuation allowance. This increase was offset by a release of uncertain tax positions during the three months ended January 31, 2023 resulting from a tax settlement. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2023	July 31, 2022

	(in millions)
Working capital(1)	$(3,069.3)	$(1,891.4)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,346.3	$2,118.5
Investments	4,821.2	2,567.9
Total cash, cash equivalents, and investments	$6,167.5	$4,686.4
______________
(1)Current liabilities included net carrying amounts of convertible senior notes of $3.7 billion as of both January 31, 2023 and July 31, 2022. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of January 31, 2023, our total cash, cash equivalents, and investments of $6.2 billion were held for general corporate purposes. As of January 31, 2023, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.

Table of Content
Debt
In July 2018, we issued the 2023 Notes with an aggregate principal amount of $1.7 billion. In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2023 Notes mature on July 1, 2023 and the 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their Notes of a series for conversion prior to the applicable maturity date. Upon conversion of the Notes of a series, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series being converted. The sale price condition for the Notes was met during the fiscal quarter ended January 31, 2023, and as a result, holders may convert their Notes at any time during the fiscal quarter ending April 30, 2023. If all of the holders of the Notes converted their Notes during this period, we would be obligated to settle the $3.7 billion principal amount of the Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes during the fiscal quarter ending April 30, 2023 or hold the 2023 Notes until maturity on July 1, 2023. As of January 31, 2023, substantially all of our Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In September 2018, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility up to an additional $350.0 million, subject to certain conditions. As of January 31, 2023, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
Capital Return
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, and August 2022, our board of directors authorized additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.3 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The expiration date of this repurchase authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. As of January 31, 2023, $750.0 million remained available for future share repurchases under this repurchase program. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
Leases and Other Material Cash Requirements
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year ending July 31, 2032, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of January 31, 2023, we have total operating lease obligations of $336.8 million recorded on our condensed consolidated balance sheet.
As of January 31, 2023, our commitments to purchase products, components, cloud and other services totaled $2.2 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Cash Flows
The following table summarizes our cash flows for the six months ended January 31, 2023 and 2022:

	Six Months Ended January 31,
	2023	2022

	(in millions)
Net cash provided by operating activities	$1,931.3	$1,071.5
Net cash used in investing activities	(2,484.3)	(504.2)
Net cash used in financing activities	(219.7)	(519.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(772.7)	$47.5

Table of Content
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
Cash provided by operating activities during the six months ended January 31, 2023 was $1.9 billion, an increase of $859.8 million compared to the same period in 2022. The increase was primarily due to growth of our business as reflected by increases in collections during the six months ended January 31, 2023, partially offset by higher cash expenditure to support our business growth.
Investing Activities
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2023 was $2.5 billion, an increase of $2.0 billion compared to the same period in 2022. The increase was primarily due to an increase in purchases of investments and increase in net cash payments for business acquisitions, offset by an increase in proceeds from sales and maturities of investments during the six months ended January 31, 2023.
Financing Activities
Our financing activities have consisted of cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2023 was $219.7 million, a decrease of $300.1 million compared to the same period in 2022. The decrease was primarily due to decrease in repurchases of our common stock during the six months ended January 31, 2023.
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

Table of Content
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and short-term investments in a variety of securities, including commercial paper, money market funds, U.S. government and agency securities, corporate debt securities, and asset-backed securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $46.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $46.7 million increase in the fair market value of the portfolio.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased significantly, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2022 to the end of the second quarter of fiscal 2023, our headcount increased from 12,561 to 13,932 employees. In addition, as we have grown, our number of end-customers has also increased significantly, and we have increasingly managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner, all of which may be more difficult to accomplish the longer that our employees must work remotely from home.
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
The ongoing impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with our existing or potential end-customers; our end-customers deciding to delay or abandon their planned purchases; increased requests for delayed payment terms or product discounts by our end-customers and channel partners; us delaying, canceling, or withdrawing from user and industry conferences and other marketing events, including some of our own; and changes in the demand for our products, which has caused us to reprioritize our engineering and research and development efforts and make changes to our original offering roadmap. We have also experienced supply chain challenges, including chip and component shortages (in some cases, attributable to labor shortages), and at times we may not have sufficient inventory of certain of our products to promptly meet customer demand. As a result, we have experienced at times extended delivery times and increased costs for chips and components compared to historic levels; our demand generation activities and our ability to close transactions with end-customers and partners may be negatively impacted; our ability to provide 24x7 worldwide support and/or replacement parts to our end-customers may be adversely affected; and it has been and, until the impact of COVID-19 subsides globally and global economic conditions improve, will continue to be more difficult for us to forecast our operating results.
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
We have experienced revenue growth rates of 25.5% and 30.6% in the six months ended January 31, 2023 and 2022, respectively. Our revenue for any prior quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability or maintain or increase cash flow on a consistent basis, which could cause our business, financial condition, and operating results to suffer.
Other than fiscal 2012, we have incurred losses in all fiscal years since our inception. As a result, we had an accumulated deficit of $1.6 billion as of January 31, 2023. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including the downturn in the global and U.S. economy due to COVID-19, slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or maintaining or increasing cash flow on a consistent basis or satisfying our capital commitments. In addition, we may have difficulty achieving and maintaining profitability under U.S. GAAP due to share-based compensation expense and other non-cash charges. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

Table of Content
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

Table of Content
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management, the decrease in the effectiveness of such services due to working remotely from home or the ineffective management of any leadership transitions, especially within our sales organization, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.
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

Table of Content
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
•more stringent requirements in our worldwide support contracts, including stricter support response times and penalties for any failure to meet support requirements; and
•longer sales cycles, particularly during the current economic slowdown, in some cases over 12 months, and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and subscriptions.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 78.8% of total revenue in the six months ended January 31, 2023 and 76.5% of total revenue in the six months ended January 31, 2022. Sales of new or renewal subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions (including newly integrated products and services), the prices of our products and subscriptions, the prices of products and services offered by our competitors, and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years. As a result, much of the subscription and support revenue we report each fiscal quarter is the recognition of deferred revenue from subscription and support contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Also, it is difficult for us to rapidly increase our subscription and support revenue through additional subscription and support sales in any period, as revenue from new and renewal subscription and support contracts must be recognized over the applicable service period.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2023, the total notional amount of our outstanding foreign currency forward contracts was $1.1 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.

Table of Content
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
For the six months ended January 31, 2023, three distributors individually represented 10% or more of our total revenue, and in the aggregate represented 50.6% of our total revenue. As of January 31, 2023, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 52.2% of our gross accounts receivable.
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
After our products and subscriptions are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products and subscriptions. If we or our channel partners do not effectively assist our end-customers in deploying our products and subscriptions, succeed in helping our end-customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products and subscriptions to existing end-customers would be adversely affected and our reputation with potential end-customers could be damaged. While we have been able to meet increased demand for support services in the six months ended January 31, 2023, failure to do so in the future could have a material adverse effect on our business.
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

Table of Content
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

Table of Content
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

Table of Content
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
In the United States, companies that do business in California are subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers, afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The California Attorney General has issued initial and revised regulations that also govern the CCPA. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. This includes laws in Virginia, Colorado, Utah, and Connecticut, which all go into effect throughout 2023. Many states are actively introducing privacy laws, and the U.S. federal government continues to contemplate federal privacy legislation. If passed, these laws would further impact our operations and we will continue to experience additional costs associated with this increased compliance burden.
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
New legislation affecting the scope of personal data and personal information personal data where we or our customers and partners have operations, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or uses of data, and may require significant expenditures and efforts in order to comply. Notably, public perception of potential privacy, data protection or information security concerns –whether or not valid– may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers.
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
As a result of various of our acquisitions, including Cider Security Ltd. ("Cider"), Cyber Secdo Ltd. (“Secdo”), PureSec Ltd. (“PureSec”) and Twistlock Ltd. (“Twistlock”), we have offices and employees located in Israel. Accordingly, political, economic, and military conditions in Israel directly affect our operations. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition and cash flows.
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

Table of Content
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

Table of Content
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
In July 2018 we issued our 2023 Notes (the “2023 Notes”) and in June 2020 we issued our 2025 Notes (the “2025 Notes,” together with the “2023 Notes,” the “Notes”). We will need to make cash payments (1) if holders of our Notes require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (2) upon conversion of our Notes, or (3) to repay our Notes in cash at their maturity, unless earlier converted or repurchased. Effective February 1, 2023 through April 30, 2023, all of the 2023 Notes and 2025 Notes are convertible. If all of the Noteholders decided to convert their Notes, we would be obligated to pay the $3.7 billion principal amount of the Notes in cash. Under the terms of the Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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

Table of Content
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
The market price of our common stock has been volatile since our initial public offering (“IPO”) in July 2012. The reported high and low sales prices of our common stock during the last 12 months have ranged from $132.22 to $213.63 per share, as measured through February 10, 2023 and adjusted to give effect to the Stock Split. The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:
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

Table of Content
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
As of January 31, 2023, we had $750.0 million available under our share repurchase program, which will expire on December 31, 2023. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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

Table of Content
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

Table of Content
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
Unregistered Sales of Equity Securities
During the three months ended January 31, 2023, we issued a total of 224,425 shares of our unregistered common stock in connection with our acquisitions of Cider, The Crypsis Group, and Gamma Networks, Inc. (the “Transactions”).
The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended January 31, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2022 to November 30, 2022	—	$—	—	$1,000.0
December 1, 2022 to December 31, 2022(2)	1.1	$139.22	1.1	$847.2
January 1, 2023 to January 31, 2023(2)	0.7	$137.80	0.7	$750.0
Total	1.8	$138.66	1.8
_______________________
(1)    In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, and August 2022, we announced additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, bringing the total authorization to $3.3 billion, with $750.0 million remaining as of January 31, 2023. The expiration date of this repurchase authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
(2)    Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.

Table of Content
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	2021 Equity Incentive Plan, as amended and restated December 13, 2022.	S-8	333-268930	99.1	December 21, 2022

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2023 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 21, 2023

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 21, 2023

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)