Form 10-Q
period 2023-10-31
Palo Alto Networks Inc
filed 2023-11-17
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 10, 2023 was 315.3 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	October 31, 2023	July 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,491.4	$1,135.3
Short-term investments	1,402.4	1,254.7
Accounts receivable, net of allowance for credit losses of $8.2 and $7.8 as of October 31, 2023 and July 31, 2023, respectively	1,413.0	2,463.2
Short-term financing receivables, net	445.9	388.8
Short-term deferred contract costs	328.7	339.2
Prepaid expenses and other current assets	396.2	466.8
Total current assets	6,477.6	6,048.0
Property and equipment, net	352.6	354.5
Operating lease right-of-use assets	274.3	263.3
Long-term investments	2,988.9	3,047.9
Long-term financing receivables, net	639.8	653.3
Long-term deferred contract costs	515.4	547.1
Goodwill	2,926.8	2,926.8
Intangible assets, net	290.5	315.4
Other assets	342.6	344.8
Total assets	$14,808.5	$14,501.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131.8	$132.3
Accrued compensation	331.4	548.3
Accrued and other liabilities	371.5	390.8
Deferred revenue	4,732.0	4,674.6
Convertible senior notes, net	1,946.7	1,991.5
Total current liabilities	7,513.4	7,737.5
Long-term deferred revenue	4,710.8	4,621.8
Long-term operating lease liabilities	275.8	279.2
Other long-term liabilities	138.0	114.2
Total liabilities	12,638.0	12,752.7
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of October 31, 2023 and July 31, 2023	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 313.7 and 308.3 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	3,296.7	3,019.0
Accumulated other comprehensive loss	(93.0)	(43.2)
Accumulated deficit	(1,033.2)	(1,227.4)
Total stockholders’ equity	2,170.5	1,748.4
Total liabilities and stockholders’ equity	$14,808.5	$14,501.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended October 31,
	2023	2022
Revenue:
Product	$341.1	$330.0
Subscription and support	1,537.0	1,233.4
Total revenue	1,878.1	1,563.4
Cost of revenue:
Product	77.4	120.1
Subscription and support	395.4	341.8
Total cost of revenue	472.8	461.9
Total gross profit	1,405.3	1,101.5
Operating expenses:
Research and development	409.5	371.8
Sales and marketing	660.5	615.0
General and administrative	120.1	99.5
Total operating expenses	1,190.1	1,086.3
Operating income	215.2	15.2
Interest expense	(2.9)	(6.8)
Other income, net	70.3	26.0
Income before income taxes	282.6	34.4
Provision for income taxes	88.4	14.4
Net income	$194.2	$20.0
Net income per share, basic	$0.63	$0.07
Net income per share, diluted	$0.56	$0.06
Weighted-average shares used to compute net income per share, basic	310.1	299.8
Weighted-average shares used to compute net income per share, diluted	349.8	338.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited, in millions)
	Three Months Ended October 31,
	2023	2022
Net income	$194.2	$20.0
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	(18.2)	(27.8)
Cash flow hedges:
Change in unrealized gains (losses)	(40.9)	(42.5)
Net realized (gains) losses reclassified into earnings	9.3	14.8
Net change on cash flow hedges	(31.6)	(27.7)
Other comprehensive loss	(49.8)	(55.5)
Comprehensive income (loss)	$144.4	$(35.5)

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended October 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	308.3	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	194.2	194.2
Other comprehensive loss	—	—	(49.8)	—	(49.8)
Issuance of common stock in connection with employee equity incentive plans	2.6	87.0	—	—	87.0
Taxes paid related to net share settlement of equity awards	—	(15.5)	—	—	(15.5)
Share-based compensation for equity-based awards	—	273.1	—	—	273.1
Repurchase and retirement of common stock	(0.3)	(66.7)	—	—	(66.7)
Settlement of convertible notes	0.3	(0.2)	—	—	(0.2)
Settlement of note hedges	(0.3)	—	—	—	—
Settlement of warrants	3.1	—	—	—	—
Balance as of October 31, 2023	313.7	$3,296.7	$(93.0)	$(1,033.2)	$2,170.5

	Three Months Ended October 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298.8	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net income	—	—	—	20.0	20.0
Other comprehensive loss	—	—	(55.5)	—	(55.5)
Issuance of common stock in connection with employee equity incentive plans	3.5	68.2	—	—	68.2
Taxes paid related to net share settlement of equity awards	—	(13.9)	—	—	(13.9)
Share-based compensation for equity-based awards	—	279.2	—	—	279.2
Balance as of October 31, 2022	302.3	$2,266.2	$(111.1)	$(1,647.1)	$508.0

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Three Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net income	$194.2	$20.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	271.0	266.0
Depreciation and amortization	64.3	70.7
Amortization of deferred contract costs	105.5	97.0
Amortization of debt issuance costs	1.0	1.8
Reduction of operating lease right-of-use assets	12.4	12.1
Amortization of investment premiums, net of accretion of purchase discounts	(14.7)	1.7
Changes in operating assets and liabilities:
Accounts receivable, net	1,050.2	904.4
Financing receivables, net	(43.6)	(12.4)
Deferred contract costs	(63.3)	(60.1)
Prepaid expenses and other assets	54.0	(28.7)
Accounts payable	(0.4)	(1.0)
Accrued compensation	(216.9)	(192.3)
Accrued and other liabilities	(34.1)	(28.1)
Deferred revenue	146.4	185.6
Net cash provided by operating activities	1,526.0	1,236.7
Cash flows from investing activities
Purchases of investments	(854.7)	(2,112.8)
Proceeds from sales of investments	304.6	485.0
Proceeds from maturities of investments	457.9	347.6
Purchases of property, equipment, and other assets	(36.8)	(39.6)
Net cash used in investing activities	(129.0)	(1,319.8)
Cash flows from financing activities
Repayments of convertible senior notes	(46.0)	—
Repurchases of common stock	(66.7)	(22.7)
Proceeds from sales of shares through employee equity incentive plans	86.4	67.7
Payments for taxes related to net share settlement of equity awards	(15.5)	(13.9)
Net cash provided by (used in) financing activities	(41.8)	31.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,355.2	(52.0)
Cash, cash equivalents, and restricted cash - beginning of period	1,142.2	2,124.8
Cash, cash equivalents, and restricted cash - end of period	$2,497.4	$2,072.8

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,491.4	$2,067.2
Restricted cash included in prepaid expenses and other current assets	6.0	5.6
Total cash, cash equivalents, and restricted cash	$2,497.4	$2,072.8

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. We empower enterprises, organizations, service providers, and government entities to secure their users, networks, clouds, and endpoints by delivering comprehensive cybersecurity enabled by artificial intelligence and automation.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on September 1, 2023. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2023	2022
Revenue:
Americas
United States	$1,204.3	$1,006.3
Other Americas	82.3	64.4
Total Americas	1,286.6	1,070.7
Europe, the Middle East, and Africa (“EMEA”)	364.9	307.9
Asia Pacific and Japan (“APAC”)	226.6	184.8
Total revenue	$1,878.1	$1,563.4

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2023	2022
Revenue:
Product	$341.1	$330.0
Subscription and support
Subscription	988.3	764.0
Support	548.7	469.4
Total subscription and support	1,537.0	1,233.4
Total revenue	$1,878.1	$1,563.4
Deferred Revenue
During the three months ended October 31, 2023 and 2022, we recognized approximately $1.4 billion and $1.1 billion of revenue pertaining to amounts that were deferred as of July 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations were $10.4 billion as of October 31, 2023, of which we expect to recognize as revenue approximately $5.0 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 and July 31, 2023 (in millions):

	October 31, 2023				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$1,595.3	$—	$—	$1,595.3	$476.1	$—	$—	$476.1
Commercial paper	—	297.0	—	297.0	—	151.4	—	151.4
Corporate debt securities	—	8.6	—	8.6	—	—	—	—
U.S. government and agency securities	—	24.9	—	24.9	—	—	—	—
Total cash equivalents	1,595.3	330.5	—	1,925.8	476.1	151.4	—	627.5
Short-term investments:
Certificates of deposit	—	34.0	—	34.0	—	48.1	—	48.1
Commercial paper	—	136.8	—	136.8	—	213.8	—	213.8
Corporate debt securities	—	1,038.2	—	1,038.2	—	798.0	—	798.0
U.S. government and agency securities	—	148.0	—	148.0	—	190.6	—	190.6
Non-U.S. government and agency securities	—	33.7	—	33.7	—	—	—	—
Asset-backed securities	—	11.7	—	11.7	—	4.2	—	4.2
Total short-term investments	—	1,402.4	—	1,402.4	—	1,254.7	—	1,254.7

	October 31, 2023				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Long-term investments:
Corporate debt securities	—	2,367.0	—	2,367.0	—	2,484.3	—	2,484.3
U.S. government and agency securities	—	71.2	—	71.2	—	22.0	—	22.0
Non-U.S. government and agency securities	—	27.9	—	27.9	—	36.6	—	36.6
Asset-backed securities	—	522.8	—	522.8	—	505.0	—	505.0
Total long-term investments	—	2,988.9	—	2,988.9	—	3,047.9	—	3,047.9
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	5.6	—	5.6	—	19.1	—	19.1
Total prepaid expenses and other current assets	—	5.6	—	5.6	—	19.1	—	19.1
Other assets:
Foreign currency forward contracts	—	—	—	—	—	1.7	—	1.7
Total other assets	—	—	—	—	—	1.7	—	1.7
Total assets measured at fair value	$1,595.3	$4,727.4	$—	$6,322.7	$476.1	$4,474.8	$—	$4,950.9

Accrued and other liabilities:
Foreign currency forward contracts	$—	$44.6	$—	$44.6	$—	$18.7	$—	$18.7
Total accrued and other liabilities	—	44.6	—	44.6	—	18.7	—	18.7
Other long-term liabilities:
Foreign currency forward contracts	—	—	—	—	—	1.6	—	1.6
Total other long-term liabilities	—	—	—	—	—	1.6	—	1.6
Total liabilities measured at fair value	$—	$44.6	$—	$44.6	$—	$20.3	$—	$20.3
Refer to Note 8. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2023 and July 31, 2023.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2023 and July 31, 2023 (in millions):

	October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$297.0	$—	$—	$297.0
Corporate debt securities	8.6	—	—	8.6
U.S. government and agency securities	24.9	—	—	24.9
Total available-for-sale cash equivalents	$330.5	$—	$—	$330.5
Investments:
Certificates of deposit	$34.0	$—	$—	$34.0
Commercial paper	136.9	—	(0.1)	136.8
Corporate debt securities	3,453.7	0.1	(48.6)	3,405.2
U.S. government and agency securities	219.9	0.1	(0.8)	219.2
Non-U.S. government and agency securities	62.4	—	(0.8)	61.6
Asset-backed securities	539.1	0.1	(4.7)	534.5
Total available-for-sale investments	$4,446.0	$0.3	$(55.0)	$4,391.3

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$151.4	$—	$—	$151.4
Total available-for-sale cash equivalents	$151.4	$—	$—	$151.4
Investments:
Certificates of deposit	$48.1	$—	$—	$48.1
Commercial paper	214.1	—	(0.3)	213.8
Corporate debt securities	3,313.5	1.3	(32.5)	3,282.3
U.S. government and agency securities	214.2	—	(1.6)	212.6
Non-U.S. government and agency securities	37.2	—	(0.6)	36.6
Asset-backed securities	512.0	0.2	(3.0)	509.2
Total available-for-sale investments	$4,339.1	$1.5	$(38.0)	$4,302.6
As of October 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $40.4 million, which were related to $3.3 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $14.6 million, which were related to $922.5 million of available-for-sale debt securities. As of July 31, 2023 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $30.7 million, which were related to $3.4 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $7.3 million, which were related to $481.8 million of available-for-sale debt securities.

Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2023 and 2022.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2023, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,742.4	$1,732.9
Due between one and three years	2,173.8	2,145.2
Due between three and five years	743.4	728.1
Due between five and ten years	61.3	60.8
Due after ten years	55.6	54.8
Total	$4,776.5	$4,721.8
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2023 and July 31, 2023, the carrying values of our marketable equity securities were $1.6 billion and $476.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2023 and 2022.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of October 31, 2023 and July 31, 2023 (in millions):

	October 31, 2023	July 31, 2023
Short-term financing receivables, gross	$499.8	$435.1
Unearned income	(49.3)	(42.9)
Allowance for credit losses	(4.6)	(3.4)
Short-term financing receivables, net	$445.9	$388.8
Long-term financing receivables, gross	$689.8	$698.6
Unearned income	(42.0)	(39.2)
Allowance for credit losses	(8.0)	(6.1)
Long-term financing receivables, net	$639.8	$653.3
Our financing receivables portfolio primarily consisted of high-quality investment-grade receivables as of October 31, 2023 and July 31, 2023. There was no significant activity in allowance for credit losses during the three months ended October 31, 2023 and 2022. Past due amounts on financing receivables were not material as of October 31, 2023 and July 31, 2023.
6. Derivative Instruments
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
As of October 31, 2023 and July 31, 2023, the total notional amount of our outstanding foreign currency forward contracts was $777.9 million and $957.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2023 and July 31, 2023.
As of October 31, 2023, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $31.0 million net loss, of which $29.0 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2023, unrealized gains and losses in AOCI related to our cash flow hedges were a $0.7 million net gain.

7. Intangible Assets
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2023 and July 31, 2023 (in millions):

	October 31, 2023			July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$633.2	$(448.5)	$184.7	$633.2	$(429.4)	$203.8
Customer relationships	172.7	(79.3)	93.4	172.7	(73.9)	98.8
Acquired intellectual property	14.6	(6.5)	8.1	14.6	(6.2)	8.4
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.5)	0.4	0.9	(0.4)	0.5
Total intangible assets subject to amortization	830.8	(544.2)	286.6	830.8	(519.3)	311.5
Intangible assets not subject to amortization:
In-process research and development	3.9	—	3.9	3.9	—	3.9
Total purchased intangible assets	$834.7	$(544.2)	$290.5	$834.7	$(519.3)	$315.4
We recognized amortization expense of $24.9 million and $29.1 million for the three months ended October 31, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of October 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Future amortization expense	$286.6	$73.0	$84.2	$62.4	$35.3	$13.7	$18.0
8. Debt
Convertible Senior Notes
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The 2023 Notes were converted prior to or settled on the maturity date of July 1, 2023 in accordance with their terms. The 2025 Notes bear interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes are governed by an indenture between us, as the issuer, and U.S. Bank National Association, as Trustee (the “Indenture”). The 2025 Notes are unsecured, unsubordinated obligations and the Indenture governing the 2025 Notes does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2025 Notes mature on June 1, 2025. We may redeem for cash all or any portion of the 2025 Notes, at our option, on or after June 5, 2023 and prior to the 31st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption. The redemption will be at a price equal to 100% of the principal amount of the 2025 Notes and adjusted for interest. If we call any or all of the 2025 Notes for redemption, holders may convert such 2025 Notes called for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date.

The 2025 Notes are convertible for an initial 20.1 million shares of our common stock at a conversion rate of approximately 10.0806 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $99.20 per share of common stock, subject to adjustments. Holders of the 2025 Notes may surrender their 2025 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarters ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day (the “sale price condition”);
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2025 Notes on each such trading day; or
•upon the occurrence of specified corporate events.
On or after March 1, 2025, holders may surrender all or any portion of their 2025 Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions, and such conversions will be settled upon the maturity date. Upon conversion, holders of the 2025 Notes will receive cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, cash and/or shares of our common stock for any amounts in excess of the aggregate principal amount of the 2025 Notes being converted.
The conversion price will be subject to adjustment in some events. Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a “make-whole fundamental change” under the Indenture are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” under the Indenture, holders of the 2025 Notes may require us to repurchase for cash all or a portion of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders of the 2025 Notes were able to early convert their 2025 Notes during the fiscal quarter ended October 31, 2023 as the sales price condition had been met during the fiscal quarter ended July 31, 2023. During the three months ended October 31, 2023, holders of the 2025 Notes converted $46.0 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.3 million shares of our common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the associated note hedges.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended October 31, 2023 and as a result, holders may convert their 2025 Notes during the fiscal quarter ending January 31, 2024. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of October 31, 2023.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	October 31, 2023	July 31, 2023
Principal	$1,953.3	$1,999.3
Less: debt issuance costs, net of amortization	(6.6)	(7.8)
Net carrying amount	$1,946.7	$1,991.5
The total estimated fair value of the 2025 Notes was $4.8 billion as of October 31, 2023 and $5.0 billion as of July 31, 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of October 31, 2023 and July 31, 2023 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.

The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended October 31,
	2023			2022
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$—	$1.9	$1.9	$3.2	$1.8	$5.0
Amortization of debt issuance costs	—	1.0	1.0	0.7	1.1	1.8
Total interest expense	$—	$2.9	$2.9	$3.9	$2.9	$6.8
Effective interest rate	—%	0.6%		0.9%	0.6%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our convertible senior notes, we entered into separate convertible note hedge transactions (the “2023 Note Hedges,” with respect to the 2023 Notes, the “2025 Note Hedges,” with respect to the 2025 Notes, and the 2023 Note Hedges together with 2025 Note Hedges, the “Note Hedges”) with respect to our common stock concurrent with the issuance of each series of the Notes.
Upon the settlement of the 2023 Notes, we exercised the corresponding portion of our 2023 Note Hedges during the year ended July 31, 2023 and received shares of our common stock that fully offset the shares issued in excess of the principal amount of the converted 2023 Notes. The 2023 Note Hedges expired upon maturity of the 2023 Notes.
The 2025 Note Hedges cover up to 20.1 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the 2025 Notes, which are also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The 2025 Note Hedges will expire upon maturity of the 2025 Notes. The 2025 Note Hedges are separate transactions and are not part of the terms of the 2025 Notes. Holders of the 2025 Notes will not have any rights with respect to the 2025 Note Hedges. Any shares of our common stock receivable by us under the 2025 Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. We paid an aggregate amount of $370.8 million for the 2025 Note Hedges, which is included in additional paid-in capital on our condensed consolidated balance sheets.
As a result of the conversions of the 2025 Notes settled during the three months ended October 31, 2023, we exercised the corresponding portion of our 2025 Note Hedges and received 0.3 million shares of our common stock during the period.
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
During the three months ended October 31, 2023, we net settled a portion of the 2023 Warrants with 3.1 million shares of our common stock with a fair value of $763.5 million. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price. As of October 31, 2023, up to 12.1 million shares of our common stock were issuable for gross settlement under the remaining outstanding 2023 Warrants, which will be net settled when exercised through the end of December 2023.

Revolving Credit Facility
On April 13, 2023, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The Credit Facility matures on April 13, 2028.
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
As of October 31, 2023, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
9. Commitments and Contingencies
Purchase Commitments
Manufacturing Purchase Commitments
In order to reduce manufacturing lead times and plan for adequate supply, we enter into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future minimum or fixed purchase commitments under these arrangements, excluding obligations under contracts that we can cancel as of October 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Manufacturing purchase commitments	$188.2	$113.2	$35.0	$40.0	$—	$—	$—
Other Purchase Commitments
We have entered into various non-cancelable agreements with certain service providers, under which we are committed to minimum or fixed purchases. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2023 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Other purchase commitments	$1,383.3	$11.3	$387.4	$499.4	$483.8	$0.6	$0.8
Additionally, we have a $153.3 million minimum purchase commitment with a service provider through September 2027 with no specified annual commitments.
Guarantee
In October 2023, we established a multi-currency notional cash pool for a certain number of our entities with a third-party bank. As part of the notional cash pool agreement, the bank extends overdraft credit to our participating entities as needed, provided that the overall notionally pooled balance of all accounts in the pool at the end of each day is positive. In the unlikely event of a default, any overdraft balances incurred would be guaranteed by our collective entities participating in the pool.
Litigation
We are subject to legal proceedings, claims, tax matters, and litigation arising in the ordinary course of business, including, for instance, intellectual property and patent litigation. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. As of October 31, 2023, we have not recorded any significant accruals for loss contingencies associated with such matters.

Legal matters could include speculative, substantial or indeterminate monetary amounts. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss related to such matters, and we may be unable to estimate the reasonably possible loss or range of loss. The outcomes of outstanding legal matters are inherently unpredictable, and could, either individually or in aggregate, have a material adverse effect on us and our results of operations. To the extent there is a reasonable possibility that a loss exceeding any amounts already recognized may be incurred, we will either disclose the estimated additional loss or state that such an estimate cannot be made.
The following matters arose in the ordinary course of business.
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia (“E.D.VA”). The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office. The complaint requests injunctive relief, monetary damages, and attorneys fees. The US District Court E.D.VA has set a trial date of January 22, 2024 on the remaining patents. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office in Germany, to which we filed invalidity challenges. Those matters are still pending. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
Finjan, Inc. v. Palo Alto Networks
On November 4, 2014, Finjan, Inc., filed a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that our products infringe multiple Finjan patents. The complaint requests injunctive relief, monetary damages, and attorneys fees. The court has moved the trial date from April 8, 2024 to October 21, 2024. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
Taasera v. Palo Alto Networks
On March 22, 2022, we filed a declaratory judgment action in the United States District Court for the Southern District of New York (“S.D.N.Y”) seeking a ruling that we are not infringing various Taasera patents. Taasera challenged jurisdiction in S.D.N.Y, which issue is currently on appeal with the Federal Circuit. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, this matter has been consolidated in the United States District Court for the Eastern District of Texas with several other patent infringement matters brought by Taasera. The court moved the start date to April 15, 2024, as the start of consecutive trials of these consolidated matters. The complaint requests injunctive relief, monetary damages, and attorneys fees. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
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
During the three months ended October 31, 2023, we repurchased and retired 0.3 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $66.7 million, including transaction costs, at an average price of $226.67. During the three months ended October 31, 2022, we did not repurchase shares of our common stock, and paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of October 31, 2023, $683.3 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.

11. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the three months ended October 31, 2023 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2023	12.1	$142.61	$3,013.0	5.0	$128.64	$1,242.3
Granted(1)	0.5	$245.46		2.1	$183.03
Vested	(1.6)	$123.43		(0.5)	$145.93
Forfeited	(0.4)	$143.47		(0.4)	$133.97
Balance—October 31, 2023	10.6	$150.58	$2,574.9	6.2	$145.51	$1,516.4
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
During the three months ended October 31, 2023 and 2022, we granted 2.0 million and 1.6 million shares of PSUs, respectively, which contain service, performance and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of October 31, 2023, we have approved 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022
Volatility	40.8% - 43.4%	39.6% - 44.8%
Expected term (in years)	0.9 - 2.9	1.0 - 4.0
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.9% - 5.3%	3.2% - 3.6%
Grant-date fair value per share	$346.92 - $394.63	$105.60 - $280.41
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of October 31, 2023, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.

The following table summarizes the PSO activity under our stock plans during the three months ended October 31, 2023 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2023	6.4	$65.20	2.2	$1,184.6
Exercised	(0.1)	$64.50
Balance—October 31, 2023	6.3	$65.22	1.9	$1,116.0
Exercisable—October 31, 2023	6.3	$65.22	1.9	$1,116.0
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended October 31,
	2023	2022
Cost of product revenue	$2.4	$2.4
Cost of subscription and support revenue	30.6	28.8
Research and development	120.1	118.0
Sales and marketing	79.2	87.4
General and administrative	38.7	29.4
Total share-based compensation	$271.0	$266.0
As of October 31, 2023, total compensation cost related to unvested share-based awards not yet recognized was $1.9 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years.
12. Income Taxes
For the three months ended October 31, 2023 and 2022, our provision for income taxes reflected effective tax rates of 31.3% and 41.9%, respectively.
Our income taxes for the three months ended October 31, 2023 and 2022 were primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rate decreased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to higher tax benefits from our share-based compensation. Our effective tax rates differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance.
We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the near future is reasonably possible.
13. Net Income Per Share
Basic net income per share is computed by dividing net income by basic weighted-average shares outstanding during the period. Diluted net income per share is computed by dividing net income by diluted weighted-average shares outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Potentially dilutive securities include shares issuable upon conversion of our convertible senior notes using the if-converted method, warrants related to the issuance of convertible senior notes, and equity awards under our employee equity incentive plans using the treasury stock method.

The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended October 31,
	2023	2022
Net income	$194.2	$20.0

Weighted-average shares used to compute net income per share, basic	310.1	299.8
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	11.6	17.8
Warrants related to the issuance of convertible senior notes	16.0	7.8
Employee equity incentive plans	12.1	13.0
Weighted-average shares used to compute net income per share, diluted	349.8	338.4

Net income per share, basic	$0.63	$0.07
Net income per share, diluted	$0.56	$0.06
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended October 31,
	2023	2022
Employee equity incentive plans	2.6	2.7
14. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended October 31,
	2023	2022
Interest income	$71.2	$29.4
Foreign currency exchange gains (losses), net	5.1	4.4
Other, net	(6.0)	(7.8)
Total other income, net	$70.3	$26.0
15. Subsequent Events
Acquisitions
On October 29, 2023, we entered into a definitive agreement to acquire Dig Security Solutions Ltd., a privately-held cyber security company (“Dig”), for total consideration of approximately $295.0 million, including approximately $232.0 million in cash and approximately $63.0 million in replacement awards, subject to adjustment. We expect the acquisition will enhance our Prisma Cloud capabilities with a data security posture management solution that is intended to provide customers with visibility into, and secure data stored across, their multi-cloud environments.
On November 6, 2023, we entered into a definitive agreement to acquire Talon Cyber Security Ltd., a privately-held cyber security company (“Talon”), for total consideration of approximately $550.0 million, including approximately $434.9 million in cash and approximately $115.1 million in replacement awards, subject to adjustment. We expect the acquisition will support Prisma SASE’s approach to provide secure access to business applications for unmanaged and personal devices with an enterprise browser.
The proposed acquisitions of Dig and Talon are expected to close during our second quarter of fiscal 2024, subject to the satisfaction of customary closing conditions.

Share Repurchase
On November 16, 2023, our board of directors authorized a $316.7 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The expiration date of the repurchase authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time without prior notice. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: our expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in billing, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; our expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; our expectation that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; our expectation that we will increase our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and our expectations and intentions with respect to the products and technologies that we acquire and introduce; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to recent hostilities in Israel, inflation, interest rate levels, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of current or potential litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2023 to the three months ended October 31, 2022.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and enable the cloud-delivered branch. We have been recognized as a leader in network firewalls, SASE, SSE, and SD-WAN. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), Artificial Intelligence for Operations (“AIOps”), SaaS Security API, and SaaS Security Inline. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Panorama®, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale.
Cloud Security:
•We enable cloud-native security through our Prisma Cloud platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures multi- and hybrid-cloud environments for applications, data, and the entire cloud native technology stack across the full development lifecycle, from code to runtime. For inline network security on multi- and hybrid-cloud environments, we also offer our VM-Series and CN-Series Firewall offerings.
Security Operations:
•We deliver the next generation of security automation, security analytics, endpoint security, and attack surface management solutions through our Cortex portfolio. These include Cortex XSIAM, our AI-driven security automation platform, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks on the endpoint, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex XpanseTM for attack surface management (“ASM”). These products are delivered as SaaS or software subscriptions.
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
For the first quarter of fiscal 2024 and 2023, total revenue was $1.9 billion and $1.6 billion, respectively, representing year-over-year growth of 20.1%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of October 31, 2023, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $341.1 million, or 18.2% of total revenue, for the first quarter of fiscal 2024, representing year-over-year growth of 3.4%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.5 billion, or 81.8% of total revenue, for the first quarter of fiscal 2024, representing year-over-year growth of 24.6%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in October 2023, we enhanced our Prisma Cloud capabilities with new integrated Code to Cloud intelligence for developers, operations, and security teams to improve productivity and collaboration across code, infrastructure, and runtime.
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
Impact of Macroeconomic Developments and Other Factors on Our Business
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates, supply chain disruptions, and other conditions, may adversely affect our results of operations and financial performance.
The recent hostilities in Israel and the surrounding region have increased the levels of economic and political uncertainty. While we have business operations in Israel, and intend to continue growing our presence in Israel, we currently do not expect significant business disruption. We are actively monitoring, evaluating, and responding to the developing situation.
We are also monitoring the impact of inflationary pressures and the tensions between China and Taiwan, and between the U.S. and China, which could have an adverse impact on our business or results of operations in future periods.

Key Financial Metrics
We monitor the key financial metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income and margin below under “Results of Operations.”

	October 31, 2023	July 31, 2023

	(in millions)
Total deferred revenue	$9,442.8	$9,296.4
Cash, cash equivalents, and investments	$6,882.7	$5,437.9

	Three Months Ended October 31,
	2023	2022

	(dollars in millions)
Total revenue	$1,878.1	$1,563.4
Total revenue year-over-year percentage increase	20.1%	25.3%
Gross margin	74.8%	70.5%
Operating income	$215.2	$15.2
Operating margin	11.5%	1.0%
Billings	$2,024.5	$1,749.0
Billings year-over-year percentage increase	15.8%	26.6%
Cash flow provided by operating activities	$1,526.0	$1,236.7
Free cash flow (non-GAAP)	$1,489.2	$1,197.1
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

	Three Months Ended October 31,
	2023	2022

	(in millions)
Billings:
Total revenue	$1,878.1	$1,563.4
Add: change in total deferred revenue, net of acquired deferred revenue	146.4	185.6
Billings	$2,024.5	$1,749.0

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

	Three Months Ended October 31,
	2023	2022

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,526.0	$1,236.7
Less: purchases of property, equipment, and other assets	36.8	39.6
Free cash flow (non-GAAP)	$1,489.2	$1,197.1
Net cash used in investing activities	$(129.0)	$(1,319.8)
Net cash provided by (used in) financing activities	$(41.8)	$31.1

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$341.1	18.2%	$330.0	21.1%
Subscription and support	1,537.0	81.8%	1,233.4	78.9%
Total revenue	1,878.1	100.0%	1,563.4	100.0%
Cost of revenue:
Product	77.4	4.1%	120.1	7.7%
Subscription and support	395.4	21.1%	341.8	21.8%
Total cost of revenue(1)	472.8	25.2%	461.9	29.5%
Total gross profit	1,405.3	74.8%	1,101.5	70.5%
Operating expenses:
Research and development	409.5	21.8%	371.8	23.8%
Sales and marketing	660.5	35.1%	615.0	39.3%
General and administrative	120.1	6.4%	99.5	6.4%
Total operating expenses(1)	1,190.1	63.3%	1,086.3	69.5%
Operating income	215.2	11.5%	15.2	1.0%
Interest expense	(2.9)	(0.2%)	(6.8)	(0.4)%
Other income, net	70.3	3.7%	26.0	1.6%
Income before income taxes	282.6	15.0%	34.4	2.2%
Provision for income taxes	88.4	4.7%	14.4	0.9%
Net income	$194.2	10.3%	$20.0	1.3%
(1)Includes share-based compensation as follows:

	Three Months Ended October 31,
	2023	2022

	(in millions)
Cost of product revenue	$2.4	$2.4
Cost of subscription and support revenue	30.6	28.8
Research and development	120.1	118.0
Sales and marketing	79.2	87.4
General and administrative	38.7	29.4
Total share-based compensation	$271.0	$266.0

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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$341.1	$330.0	$11.1	3.4%
Product revenue for the three months ended October 31, 2023 increased compared to the same period in 2022 driven by increased software revenue primarily due to a new go-to-market strategy for certain Network Security offerings, and increased demand for our new generation of hardware products, partially offset by decreased revenue from our prior generation of hardware products.
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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$988.3	$764.0	$224.3	29.4%
Support	548.7	469.4	79.3	16.9%
Total subscription and support	$1,537.0	$1,233.4	$303.6	24.6%
Subscription and support revenue increased for the three months ended October 31, 2023 compared to the same period in 2022 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,286.6	$1,070.7	$215.9	20.2%
EMEA	364.9	307.9	57.0	18.5%
APAC	226.6	184.8	41.8	22.6%
Total revenue	$1,878.1	$1,563.4	$314.7	20.1%
Revenue from the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific and Japan (“APAC”), increased for the three months ended October 31, 2023 compared to the same period in 2022 as we continued to increase investment in our global sales force in order to support our growth and innovation. Our three geographic theaters had similar year-over-year revenue growth rates for the three months ended October 31, 2023 compared to the same period in 2022, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$77.4	$120.1	$(42.7)	(35.6)%
Cost of product revenue decreased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to lower costs largely driven by an easing of supply chain challenges and decreased demand for our prior generation of hardware products.

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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$395.4	$341.8	$53.6	15.7%
Cost of subscription and support revenue increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $26.2 million for the three months ended October 31, 2023 compared to the same period in 2022. Personnel costs grew $23.0 million for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to headcount growth.
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

	Three Months Ended October 31,
	2023		2022
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$263.7	77.3%	$209.9	63.6%
Subscription and support	1,141.6	74.3%	891.6	72.3%
Total gross profit	$1,405.3	74.8%	$1,101.5	70.5%
Product gross margin increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to lower costs largely driven by an easing of supply chain challenges and increased software revenue.
Subscription and support gross margin increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.
OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2023, we expect to recognize approximately $1.9 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.

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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$409.5	$371.8	$37.7	10.1%
Research and development expense increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to increased personnel costs, which grew $27.4 million, largely due to headcount growth.
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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$660.5	$615.0	$45.5	7.4%
Sales and marketing expense increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to increased personnel costs, which grew $21.8 million, largely due to headcount growth. The increase in sales and marketing expense was further driven by increased costs associated with sales and marketing events and go-to-market initiatives.
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

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$120.1	$99.5	$20.6	20.7%
General and administrative expense increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to increased personnel costs, which grew $12.8 million, largely due to increased share-based compensation and headcount growth. The increase in general and administrative expense was further driven by increased professional services expense during the three months ended October 31, 2023.

INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$2.9	$6.8	$(3.9)	(57.4)%
Interest expense decreased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to conversions of the 2023 Notes prior to or upon maturity in July 2023. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$70.3	$26.0	$44.3	170.4%
Other income, net increased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to higher interest income as a result of higher interest rates and higher average cash, cash equivalent, and investment balances for the three months ended October 31, 2023 compared to 2022.
PROVISION FOR INCOME TAXES
Provision for income taxes consists primarily of U.S. taxes driven by capitalization of research and development expenditures, foreign income taxes, and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits. Our valuation allowance has caused, and may continue to cause, disproportionate relationships between our overall effective tax rate and other jurisdictional measures. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the near future is reasonably possible.

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$88.4	$14.4	$74.0	513.9%
Effective tax rate	31.3%	41.9%
Our provision for income taxes for the three months ended October 31, 2023 was primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rate decreased for the three months ended October 31, 2023 compared to the same period in 2022 primarily due to higher tax benefits from our share-based compensation. Refer to Note 12. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Liquidity and Capital Resources

	October 31, 2023	July 31, 2023

	(in millions)
Working capital(1)	$(1,035.8)	$(1,689.5)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,491.4	$1,135.3
Investments	4,391.3	4,302.6
Total cash, cash equivalents, and investments	$6,882.7	$5,437.9
(1)Current liabilities included net carrying amounts of convertible senior notes of $1.9 billion and $2.0 billion as of October 31, 2023 and July 31, 2023, respectively. Refer to Note 8 Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of October 31, 2023, our total cash, cash equivalents, and investments of $6.9 billion were held for general corporate purposes. As of October 31, 2023, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Beginning in fiscal 2023, we were required to capitalize and amortize R&D expenses as required by the Tax Cuts and Jobs Act. As a result of this change, we expect to pay significantly more cash taxes in the future, beginning in fiscal 2024.
DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three months ended October 31, 2023, holders of the 2025 Notes converted $46.0 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.3 million shares of our common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from the corresponding exercise of the associated note hedges.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended October 31, 2023, and as a result, holders may convert their 2025 Notes during the fiscal quarter ending January 31, 2024. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $2.0 billion principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending January 31, 2024 or hold the 2025 Notes until maturity on June 1, 2025. As of October 31, 2023, substantially all of our 2025 Notes remained outstanding. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of October 31, 2023, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 8. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, and August 2022, our board of directors authorized additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.3 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of October 31, 2023, $683.3 million remained available for future share repurchases under this repurchase program. On November 16, 2023, our board of directors authorized a $316.7 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The repurchase authorization will expire on December 31, 2024, and may be suspended or discontinued at any time without prior notice. Refer to Note 10. Stockholders’ Equity and Note 15. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the fiscal year ending July 31, 2033, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of October 31, 2023, we have total operating lease obligations of $336.8 million recorded on our condensed consolidated balance sheet.
As of October 31, 2023, our commitments to purchase products, components, cloud and other services totaled $1.7 billion. Refer to Note 9. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
CASH FLOWS
The following table summarizes our cash flows for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022

	(in millions)
Net cash provided by operating activities	$1,526.0	$1,236.7
Net cash used in investing activities	(129.0)	(1,319.8)
Net cash provided by (used in) financing activities	(41.8)	31.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,355.2	$(52.0)
Cash from operations could be affected by various risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the repayment obligations associated with our Notes, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events. In addition, from time to time, we may incur additional tax liability in connection with certain corporate structuring decisions.
We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
OPERATING ACTIVITIES
Our operating activities have consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Our largest source of cash provided by our operations is receipts from our billings.
Cash provided by operating activities during the three months ended October 31, 2023 was $1.5 billion, an increase of $289.3 million compared to the same period in 2022. The increase was primarily due to growth of our business as reflected by increases in collections during the three months ended October 31, 2023, partially offset by higher cash expenditure to support our business growth.

INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2023 was $129.0 million, a decrease of $1.2 billion compared to the same period in 2022. The decrease was primarily due to a decrease in purchases of investments during the three months ended October 31, 2023.
FINANCING ACTIVITIES
Our financing activities have consisted of cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the three months ended October 31, 2023 was $41.8 million, a change of $72.9 million compared to cash provided by financing activities of $31.1 million during the same period in 2022. The change was primarily due to early repayments of our 2025 Notes and repurchases of our common stock during the three months ended October 31, 2023.
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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $62.5 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $62.5 million increase in the fair market value of the portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, changes in public policies such as domestic and international regulations, taxes, any increases in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, geopolitical turmoil, and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including the hostilities in Israel, Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about, or changes in, government and trade relationships, policies, and treaties could also lead to worsening economic and market conditions and geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union, has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition, and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products, and increased price competition.
Risks Related to Our Business
RISKS RELATED TO OUR GROWTH
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2023 to the end of the first quarter of fiscal 2024, our headcount increased from 13,948 to 14,182 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 20.1% and 25.3% in three months ended October 31, 2023 and 2022, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

In addition, we have incurred losses in fiscal years prior to fiscal 2023 and, as a result, we had an accumulated deficit of $1.0 billion as of October 31, 2023. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from maintaining profitability or maintaining or increasing cash flow on a consistent basis, or satisfying our capital commitments. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 81.8% of total revenue in the three months ended October 31, 2023 and 78.9% of total revenue in the three months ended October 31, 2022. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the three months ended October 31, 2023, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 46.0% of our total revenue. As of October 31, 2023, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 31.5% of our gross accounts receivable.
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
Our hardware products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, power outages, or health risks. In the past, we experienced supply chain disruption and have incurred increased costs resulting from inflationary pressures. We are also monitoring the tensions between China and Taiwan, and between the U.S. and China, which could have an adverse impact on our business or results of operations in future periods.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic, and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges in Europe, terrorist activities, Russia’s invasion of Ukraine, tensions between China and Taiwan, the recent hostilities in Israel and the surrounding region, and continued hostilities in the Middle East;
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

Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2023, the total notional amount of our outstanding foreign currency forward contracts was $777.9 million. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We face risks associated with having operations and employees located in Israel.
We have business operations in Israel, and intend to continue growing our presence in Israel. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the recent hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows.
In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances, which has occurred as a result of recent hostilities in Israel and the surrounding region. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Any disruption in our operations in Israel could adversely affect our business.
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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent and unexpected changes, new or additional laws or regulations may be adopted, and rulings that invalidate prior laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), both of which impose stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the “E.U. GDPR” or £17.5 million under the “U.K. GDPR,” and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.
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
Among other effects, we may experience additional costs associated with increased compliance burdens, reduced demand for our offerings from current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, on account of the risks identified in the Schrems II decision, and we may find it necessary or desirable to make further changes to our processing of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, including in the event we self-certify to the EU-U.S. DPF. Moreover, much like with Schrems II, we anticipate future legal challenges to the approved data transfer mechanisms between Europe and the United States, including a challenge to the EU-U.S. DPF. Such legal challenges could result in additional legal and regulatory risk, compliance costs, and in our business, operating results, and financial condition being harmed. Additionally, we and our customers may face risk of enforcement actions by data protection authorities in Europe relating to personal data transfers to us and by us from Europe. Any such enforcement actions could result in substantial costs and diversion of resources, and distract management and technical personnel. These potential liabilities and enforcement actions could also have an overall negative effect on our business, operating results, and financial condition.
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. These include laws enacted in at least nine states, which all go into effect by January 1, 2026.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
In June 2020, we issued our 2025 Notes. We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective November 1, 2023 through January 31, 2024, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $2.0 billion principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, that could have the effect of diminishing our ability to make payments on our 2025 Notes when due.
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
In connection with the sale of our 2025 Notes, we entered into convertible note hedge transactions (the “2025 Note Hedges”) with certain counterparties. In connection with each such sale of the 2025 Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “2025 Warrants”) for the purchase of our common stock. In addition, we also entered into warrant transactions in connection with our 2023 Notes (together with the 2025 Warrants, the “Warrants”). The 2025 Note Hedges for our 2025 Notes are generally expected to reduce the potential dilution to our common stock upon any conversion of our 2025 Notes. The Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the Warrants unless, subject to certain conditions, we elect to cash settle such Warrants.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our 2025 Notes, the settlement of our Warrants, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of October 31, 2023, we had $683.3 million available under our share repurchase program. On November 16, 2023, our board of directors authorized a $316.7 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The repurchase authorization will expire on December 31, 2024, and may be suspended or discontinued at any time without prior notice. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for our stockholders to replace members of our board of directors, which is responsible for appointing the members of management. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Additionally, certain provisions contained in the indenture governing our 2025 Notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions contained in the indenture governing our 2025 Notes also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

General Risk Factors
Our business is subject to the risks of earthquakes, fire, power outages, floods, health risks, and other catastrophic events, and to interruption by man-made problems, such as terrorism.
Both our corporate headquarters and the location where our products are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, epidemics and pandemics such as COVID-19, or other geopolitical unrest could affect our supply chain, manufacturers, logistics providers, channel partners, end-customers, or the economy as a whole, and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
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
During the three months ended October 31, 2023, holders of the 2025 Notes converted $46.0 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.3 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
During the three months ended October 31, 2023, we issued 3.1 million shares of our common stock to holders of the 2023 Warrants. The shares of common stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act.
Additionally, during the three months ended October 31, 2023, we issued a total of 2,875 shares of our unregistered common stock in connection with certain of our acquisitions (the “Transactions”). The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended October 31, 2023 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2023 to August 31, 2023(2)	—	$234.56	—	$750.0
September 1, 2023 to September 30, 2023(2)	0.3	$226.79	0.3	$683.3
October 1, 2023 to October 31, 2023(2)	—	$253.13	—	$683.3
Total	0.3	$230.99	0.3

(1)    In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, and August 2022, we announced additional $700.0 million, $676.1 million, and $915.0 million increases to this share repurchase program, respectively, bringing the total authorization to $3.3 billion, with $683.3 million remaining as of October 31, 2023. The expiration date of this repurchase authorization was extended to December 31, 2023, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
(2)    Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered by these employees to satisfy tax withholding requirements during the period was not significant.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted by our directors and officers (as defined in Rule 16a-1(f)) during the first quarter of fiscal 2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Dipak Golechha	Executive Vice President, Chief Financial Officer	September 13, 2023	December 31, 2024 or when all shares have been sold	12,500
Mary Pat McCarthy	Director	August 22, 2023	August 23, 2024 or when all shares have been sold	4,000
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of fiscal 2024.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2023 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 17, 2023

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 17, 2023

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)