Form 10-Q
period 2024-01-31
Palo Alto Networks Inc
filed 2024-02-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 12, 2024 was 323.1 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	January 31, 2024	July 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,782.5	$1,135.3
Short-term investments	1,588.5	1,254.7
Accounts receivable, net of allowance for credit losses of $6.5 and $7.8 as of January 31, 2024 and July 31, 2023, respectively	1,896.3	2,463.2
Short-term financing receivables, net	445.5	388.8
Short-term deferred contract costs	328.0	339.2
Prepaid expenses and other current assets	405.9	466.8
Total current assets	6,446.7	6,048.0
Property and equipment, net	352.3	354.5
Operating lease right-of-use assets	355.8	263.3
Long-term investments	3,619.6	3,047.9
Long-term financing receivables, net	639.9	653.3
Long-term deferred contract costs	504.6	547.1
Goodwill	3,372.7	2,926.8
Intangible assets, net	440.1	315.4
Deferred tax assets	2,234.3	23.1
Other assets	326.0	321.7
Total assets	$18,292.0	$14,501.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$178.8	$132.3
Accrued compensation	452.6	548.3
Accrued and other liabilities	394.2	390.8
Deferred revenue	4,918.1	4,674.6
Convertible senior notes, net	1,821.8	1,991.5
Total current liabilities	7,765.5	7,737.5
Long-term deferred revenue	4,900.3	4,621.8
Deferred tax liabilities	588.5	28.1
Long-term operating lease liabilities	362.7	279.2
Other long-term liabilities	317.8	86.1
Total liabilities	13,934.8	12,752.7
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of January 31, 2024 and July 31, 2023	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 322.7 and 308.3 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	3,650.0	3,019.0
Accumulated other comprehensive loss	(6.5)	(43.2)
Retained earnings (accumulated deficit)	713.7	(1,227.4)
Total stockholders’ equity	4,357.2	1,748.4
Total liabilities and stockholders’ equity	$18,292.0	$14,501.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Product	$390.7	$352.9	$731.8	$682.9
Subscription and support	1,584.4	1,302.2	3,121.4	2,535.6
Total revenue	1,975.1	1,655.1	3,853.2	3,218.5
Cost of revenue:
Product	88.2	100.5	165.6	220.6
Subscription and support	410.9	365.7	806.3	707.5
Total cost of revenue	499.1	466.2	971.9	928.1
Total gross profit	1,476.0	1,188.9	2,881.3	2,290.4
Operating expenses:
Research and development	447.9	404.1	857.4	775.9
Sales and marketing	673.0	625.5	1,333.5	1,240.5
General and administrative	301.5	119.4	421.6	218.9
Total operating expenses	1,422.4	1,149.0	2,612.5	2,235.3
Operating income	53.6	39.9	268.8	55.1
Interest expense	(2.8)	(6.9)	(5.7)	(13.7)
Other income, net	84.7	51.4	155.0	77.4
Income before income taxes	135.5	84.4	418.1	118.8
Provision for (benefit from) income taxes	(1,611.4)	0.2	(1,523.0)	14.6
Net income	$1,746.9	$84.2	$1,941.1	$104.2
Net income per share, basic	$5.47	$0.28	$6.16	$0.35
Net income per share, diluted	$4.89	$0.25	$5.49	$0.31
Weighted-average shares used to compute net income per share, basic	319.6	302.3	314.9	301.0
Weighted-average shares used to compute net income per share, diluted	357.5	331.6	353.7	335.0

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income	$1,746.9	$84.2	$1,941.1	$104.2
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	60.1	33.5	41.9	5.7
Cash flow hedges:
Change in unrealized gains (losses)	27.6	63.1	(13.3)	20.6
Net realized (gains) losses reclassified into earnings	(1.2)	3.4	8.1	18.2
Net change on cash flow hedges	26.4	66.5	(5.2)	38.8
Other comprehensive income	86.5	100.0	36.7	44.5
Comprehensive income	$1,833.4	$184.2	$1,977.8	$148.7

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended January 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	313.7	$3,296.7	$(93.0)	$(1,033.2)	$2,170.5
Net income	—	—	—	1,746.9	1,746.9
Other comprehensive income	—	—	86.5	—	86.5
Issuance of common stock in connection with employee equity incentive plans	3.1	55.3	—	—	55.3
Taxes paid related to net share settlement of equity awards	—	(3.8)	—	—	(3.8)
Share-based compensation for equity-based awards	—	302.1	—	—	302.1
Settlement of convertible notes	0.8	(0.3)	—	—	(0.3)
Settlement of note hedges	(0.8)	—	—	—	—
Settlement of warrants	5.9	—	—	—	—
Balance as of January 31, 2024	322.7	$3,650.0	$(6.5)	$713.7	$4,357.2

	Three Months Ended January 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	302.3	$2,266.2	$(111.1)	$(1,647.1)	$508.0
Net income	—	—	—	84.2	84.2
Other comprehensive income	—	—	100.0	—	100.0
Issuance of common stock in connection with employee equity incentive plans	1.9	0.8	—	—	0.8
Taxes paid related to net share settlement of equity awards	—	(1.5)	—	—	(1.5)
Share-based compensation for equity-based awards	—	287.5	—	—	287.5
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Balance as of January 31, 2023	302.4	$2,303.0	$(11.1)	$(1,562.9)	$729.0

	Six Months Ended January 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	308.3	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	1,941.1	1,941.1
Other comprehensive income	—	—	36.7	—	36.7
Issuance of common stock in connection with employee equity incentive plans	5.7	142.3	—	—	142.3
Taxes paid related to net share settlement of equity awards	—	(19.3)	—	—	(19.3)
Share-based compensation for equity-based awards	—	575.2	—	—	575.2
Repurchase and retirement of common stock	(0.3)	(66.7)	—	—	(66.7)
Settlement of convertible notes	1.1	(0.5)	—	—	(0.5)
Settlement of note hedges	(1.1)	—	—	—	—
Settlement of warrants	9.0	—	—	—	—
Balance as of January 31, 2024	322.7	$3,650.0	$(6.5)	$713.7	$4,357.2

	Six Months Ended January 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298.8	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net income	—	—	—	104.2	104.2
Other comprehensive income	—	—	44.5	—	44.5
Issuance of common stock in connection with employee equity incentive plans	5.4	69.0	—	—	69.0
Taxes paid related to net share settlement of equity awards	—	(15.4)	—	—	(15.4)
Share-based compensation for equity-based awards	—	566.7	—	—	566.7
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Balance as of January 31, 2023	302.4	$2,303.0	$(11.1)	$(1,562.9)	$729.0
See notes to condensed consolidated financial statements.

4PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Six Months Ended January 31,
	2024	2023
Cash flows from operating activities
Net income	$1,941.1	$104.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	543.0	549.3
Deferred income taxes	(1,691.3)	2.5
Depreciation and amortization	132.9	140.6
Amortization of deferred contract costs	214.4	196.0
Amortization of debt issuance costs	2.1	3.5
Reduction of operating lease right-of-use assets	26.1	24.6
Amortization of investment premiums, net of accretion of purchase discounts	(30.9)	(14.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	568.0	864.6
Financing receivables, net	(43.3)	(86.5)
Deferred contract costs	(159.3)	(152.9)
Prepaid expenses and other assets	45.9	(78.4)
Accounts payable	47.3	0.7
Accrued compensation	(98.3)	(68.3)
Accrued and other liabilities	199.8	(113.9)
Deferred revenue	518.5	559.6
Net cash provided by operating activities	2,216.0	1,931.3
Cash flows from investing activities
Purchases of investments	(2,011.4)	(3,719.3)
Proceeds from sales of investments	431.2	499.6
Proceeds from maturities of investments	808.3	998.9
Business acquisitions, net of cash and restricted cash acquired	(610.6)	(185.6)
Purchases of property, equipment, and other assets	(72.0)	(77.9)
Net cash used in investing activities	(1,454.5)	(2,484.3)
Cash flows from financing activities
Repayments of convertible senior notes	(172.3)	—
Repurchases of common stock	(66.7)	(272.7)
Proceeds from sales of shares through employee equity incentive plans	143.9	68.4
Payments for taxes related to net share settlement of equity awards	(19.3)	(15.4)
Net cash used in financing activities	(114.4)	(219.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	647.1	(772.7)
Cash, cash equivalents, and restricted cash - beginning of period	1,142.2	2,124.8
Cash, cash equivalents, and restricted cash - end of period	$1,789.3	$1,352.1

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,782.5	$1,346.3
Restricted cash included in prepaid expenses and other current assets	6.3	5.8
Restricted cash included in other assets	0.5	—
Total cash, cash equivalents, and restricted cash	$1,789.3	$1,352.1

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(27.4)	$(0.3)
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
Reclassification
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026, and requires retrospective application for all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance that requires consistent categories and greater disaggregation of information in the effective tax rate reconciliation and additional disclosures of income taxes paid by jurisdiction. The standard is effective for our annual periods beginning in fiscal 2026 and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.

2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Americas
United States	$1,248.2	$1,042.3	$2,452.5	$2,048.6
Other Americas	86.0	74.7	168.3	139.1
Total Americas	1,334.2	1,117.0	2,620.8	2,187.7
Europe, the Middle East, and Africa (“EMEA”)	406.8	341.5	771.7	649.4
Asia Pacific and Japan (“APAC”)	234.1	196.6	460.7	381.4
Total revenue	$1,975.1	$1,655.1	$3,853.2	$3,218.5
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Product	$390.7	$352.9	$731.8	$682.9
Subscription and support
Subscription	1,027.1	815.4	2,015.4	1,579.4
Support	557.3	486.8	1,106.0	956.2
Total subscription and support	1,584.4	1,302.2	3,121.4	2,535.6
Total revenue	$1,975.1	$1,655.1	$3,853.2	$3,218.5
Deferred Revenue
During the six months ended January 31, 2024 and 2023, we recognized approximately $2.7 billion and $2.1 billion of revenue pertaining to amounts that were deferred as of July 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations were $10.8 billion as of January 31, 2024, of which we expect to recognize as revenue approximately $5.2 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 and July 31, 2023 (in millions):

	January 31, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$859.3	$—	$—	$859.3	$476.1	$—	$—	$476.1
Certificates of deposit	—	11.0	—	11.0	—	—	—	—
Commercial paper	—	252.1	—	252.1	—	151.4	—	151.4
Corporate debt securities	—	8.1	—	8.1	—	—	—	—
U.S. government and agency securities	—	10.0	—	10.0	—	—	—	—
Total cash equivalents	859.3	281.2	—	1,140.5	476.1	151.4	—	627.5

	January 31, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Short-term investments:
Certificates of deposit	—	61.7	—	61.7	—	48.1	—	48.1
Commercial paper	—	163.5	—	163.5	—	213.8	—	213.8
Corporate debt securities	—	1,241.7	—	1,241.7	—	798.0	—	798.0
U.S. government and agency securities	—	85.2	—	85.2	—	190.6	—	190.6
Non-U.S. government and agency securities	—	33.9	—	33.9	—	—	—	—
Asset-backed securities	—	2.5	—	2.5	—	4.2	—	4.2
Total short-term investments	—	1,588.5	—	1,588.5	—	1,254.7	—	1,254.7
Long-term investments:
Corporate debt securities	—	2,707.8	—	2,707.8	—	2,484.3	—	2,484.3
U.S. government and agency securities	—	76.3	—	76.3	—	22.0	—	22.0
Non-U.S. government and agency securities	—	54.4	—	54.4	—	36.6	—	36.6
Asset-backed securities	—	781.1	—	781.1	—	505.0	—	505.0
Total long-term investments	—	3,619.6	—	3,619.6	—	3,047.9	—	3,047.9
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	10.0	—	10.0	—	19.1	—	19.1
Total prepaid expenses and other current assets	—	10.0	—	10.0	—	19.1	—	19.1
Other assets:
Foreign currency forward contracts	—	1.9	—	1.9	—	1.7	—	1.7
Total other assets	—	1.9	—	1.9	—	1.7	—	1.7
Total assets measured at fair value	$859.3	$5,501.2	$—	$6,360.5	$476.1	$4,474.8	$—	$4,950.9

Accrued and other liabilities:
Foreign currency forward contracts	$—	$16.3	$—	$16.3	$—	$18.7	$—	$18.7
Total accrued and other liabilities	—	16.3	—	16.3	—	18.7	—	18.7
Other long-term liabilities:
Foreign currency forward contracts	—	0.7	—	0.7	—	1.6	—	1.6
Total other long-term liabilities	—	0.7	—	0.7	—	1.6	—	1.6
Total liabilities measured at fair value	$—	$17.0	$—	$17.0	$—	$20.3	$—	$20.3
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2024 and July 31, 2023.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2024 and July 31, 2023 (in millions):

	January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$11.0	$—	$—	$11.0
Commercial paper	252.1	—	—	252.1
Corporate debt securities	8.1	—	—	8.1
U.S. government and agency securities	10.0	—	—	10.0
Total available-for-sale cash equivalents	$281.2	$—	$—	$281.2
Investments:
Certificates of deposit	$61.7	$—	$—	$61.7
Commercial paper	163.3	0.2	—	163.5
Corporate debt securities	3,937.2	22.5	(10.2)	3,949.5
U.S. government and agency securities	160.5	1.1	(0.1)	161.5
Non-U.S. government and agency securities	87.8	0.8	(0.3)	88.3
Asset-backed securities	778.5	5.8	(0.7)	783.6
Total available-for-sale investments	$5,189.0	$30.4	$(11.3)	$5,208.1

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$151.4	$—	$—	$151.4
Total available-for-sale cash equivalents	$151.4	$—	$—	$151.4
Investments:
Certificates of deposit	$48.1	$—	$—	$48.1
Commercial paper	214.1	—	(0.3)	213.8
Corporate debt securities	3,313.5	1.3	(32.5)	3,282.3
U.S. government and agency securities	214.2	—	(1.6)	212.6
Non-U.S. government and agency securities	37.2	—	(0.6)	36.6
Asset-backed securities	512.0	0.2	(3.0)	509.2
Total available-for-sale investments	$4,339.1	$1.5	$(38.0)	$4,302.6
As of January 31, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $5.1 million, which were related to $1.5 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.2 million, which were related to $752.8 million of available-for-sale debt securities. As of July 31, 2023 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $30.7 million, which were related to $3.4 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $7.3 million, which were related to $481.8 million of available-for-sale debt securities.

Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2024, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,873.7	$1,869.7
Due between one and three years	2,244.2	2,250.3
Due between three and five years	1,120.4	1,134.3
Due between five and ten years	138.8	140.1
Due after ten years	93.1	94.9
Total	$5,470.2	$5,489.3
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2024 and July 31, 2023, the carrying values of our marketable equity securities were $859.3 million and $476.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2024 and 2023.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of January 31, 2024 and July 31, 2023 (in millions):

	January 31, 2024	July 31, 2023
Short-term financing receivables, gross	$503.0	$435.1
Unearned income	(49.1)	(42.9)
Allowance for credit losses	(8.4)	(3.4)
Short-term financing receivables, net	$445.5	$388.8
Long-term financing receivables, gross	$685.4	$698.6
Unearned income	(39.0)	(39.2)
Allowance for credit losses	(6.5)	(6.1)
Long-term financing receivables, net	$639.9	$653.3
Our financing receivables portfolio primarily consisted of high-quality investment-grade receivables as of January 31, 2024 and July 31, 2023. There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2024 and 2023. Past due amounts on financing receivables were not material as of January 31, 2024 and July 31, 2023.
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
As of January 31, 2024 and July 31, 2023, the total notional amount of our outstanding foreign currency forward contracts was $1.2 billion and $957.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2024 and July 31, 2023.
As of January 31, 2024, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $6.2 million net loss, of which $5.4 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2023, unrealized gains and losses in AOCI related to our cash flow hedges were a $0.7 million net gain.

7. Acquisitions
Dig Security Solutions Ltd.
On December 5, 2023, we completed our acquisition of Dig Security Solutions Ltd. (“Dig”), a privately-held cyber security company. We expect the acquisition will enhance our Prisma Cloud capabilities with a data security posture management solution that is intended to provide customers with visibility into, and secure data stored across, their multi-cloud environments. The total purchase consideration for the acquisition of Dig was $255.4 million, which consisted of the following (in millions):

Amount
Cash	$247.6
Fair value of replacement awards	7.8
Total	$255.4
As part of the acquisition, we issued replacement equity awards, which included 0.2 million shares of our restricted common stock. The total fair value of the replacement equity awards was $72.0 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$192.2
Identified intangible assets	45.4
Cash and restricted cash	22.1
Net liabilities assumed	(4.3)
Total	$255.4
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Dig technology into our platforms. The goodwill is not expected to be deducible for income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$45.4	5 years
Talon Cyber Security Ltd.
On December 28, 2023, we completed our acquisition of Talon Cyber Security Ltd. (“Talon”), a privately-held cyber security company. We expect the acquisition will support Prisma SASE’s approach to provide secure access to business applications for unmanaged and personal devices with an enterprise browser. The total purchase consideration for the acquisition of Talon was $458.6 million, which consisted of the following (in millions):

Amount
Cash	$439.0
Fair value of replacement awards	19.6
Total	$458.6
As part of the acquisition, we issued replacement equity awards, which included 0.3 million shares of our restricted common stock. The total fair value of the replacement equity awards was $109.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$253.7
Identified intangible assets	131.4
Cash and restricted cash	53.9
Net assets acquired	19.6
Total	$458.6
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Talon technology into our platforms. The goodwill is not expected to be deductible for income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$131.4	5 years
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2024 (in millions):

Amount
Balance as of July 31, 2023	$2,926.8
Goodwill acquired	445.9
Balance as of January 31, 2024	$3,372.7
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2024 and July 31, 2023 (in millions):

	January 31, 2024			July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$813.9	$(471.0)	$342.9	$633.2	$(429.4)	$203.8
Customer relationships	172.7	(84.7)	88.0	172.7	(73.9)	98.8
Acquired intellectual property	15.8	(7.0)	8.8	14.6	(6.2)	8.4
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.5)	0.4	0.9	(0.4)	0.5
Total intangible assets subject to amortization	1,012.7	(572.6)	440.1	830.8	(519.3)	311.5
Intangible assets not subject to amortization:
In-process research and development	—	—	—	3.9	—	3.9
Total purchased intangible assets	$1,012.7	$(572.6)	$440.1	$834.7	$(519.3)	$315.4

We recognized amortization expense of $28.4 million and $53.3 million for the three and six months ended January 31, 2024, respectively, and $24.8 million and $53.9 million for the three and six months ended January 31, 2023, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of January 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Future amortization expense	$440.1	$66.6	$120.5	$98.7	$71.6	$50.0	$32.7
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

Holders of the 2025 Notes were able to early convert their 2025 Notes during the fiscal quarter ended January 31, 2024 as the sales price condition had been met during the fiscal quarter ended October 31, 2023. During the three and six months ended January 31, 2024, holders of the 2025 Notes converted $126.3 million and $172.3 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.8 million and 1.1 million shares of our common stock to the holders of the 2025 Notes during the three and six months ended January 31, 2024, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the associated note hedges. Refer to Note 16. Subsequent Event for additional information regarding conversion of the 2025 Notes after January 31, 2024 through the filing date of this Quarterly Report on Form 10-Q.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended January 31, 2024 and as a result, holders may convert their 2025 Notes during the fiscal quarter ending April 30, 2024. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of January 31, 2024.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	January 31, 2024	July 31, 2023
Principal	$1,827.0	$1,999.3
Less: debt issuance costs, net of amortization	(5.2)	(7.8)
Net carrying amount	$1,821.8	$1,991.5
The total estimated fair value of the 2025 Notes was $6.2 billion as of January 31, 2024 and $5.0 billion as of July 31, 2023. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of January 31, 2024 and July 31, 2023 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended January 31,						Six Months Ended January 31,
	2024			2023			2024			2023
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$—	$1.7	$1.7	$3.2	$2.0	$5.2	$—	$3.6	$3.6	$6.4	$3.8	$10.2
Amortization of debt issuance costs	—	1.1	1.1	0.7	1.0	1.7	—	2.1	2.1	1.4	2.1	3.5
Total interest expense	$—	$2.8	$2.8	$3.9	$3.0	$6.9	$—	$5.7	$5.7	$7.8	$5.9	$13.7
Effective interest rate	—%	0.6%		0.9%	0.6%		—%	0.6%		0.9%	0.6%
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

As a result of the conversions of the 2025 Notes settled during the three and six months ended January 31, 2024, we exercised the corresponding portion of our 2025 Note Hedges and received 0.8 million and 1.1 million shares of our common stock during the respective period.
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
During the six months ended January 31, 2024, we net settled all of the 2023 Warrants with 9.0 million shares of our common stock with a fair value of $2.4 billion, of which 5.9 million shares of our common stock with a fair value of $1.7 billion were net settled during the three months ended January 31, 2024. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.
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
As of January 31, 2024, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Cloud	$4,793.3	$0.6	$419.8	$868.4	$518.1	$585.6	$2,400.8
Manufacturing	218.9	109.3	69.6	40.0	—	—	—
Other	34.7	4.8	9.8	7.2	3.0	3.2	6.7
Total purchase commitments	$5,046.9	$114.7	$499.2	$915.6	$521.1	$588.8	$2,407.5

Additionally, we have a $149.9 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
Legal matters could include speculative, substantial, or indeterminate monetary amounts. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss related to such matters, and we may be unable to estimate the reasonably possible loss or range of loss. The outcomes of outstanding legal matters are inherently unpredictable, and could, either individually or in aggregate, have a material adverse effect on us and our results of operations. To the extent there is a reasonable possibility that a loss exceeding any amounts already recognized may be incurred, we will either disclose the estimated additional loss or state that such an estimate cannot be made.
The following matters arose in the ordinary course of business.
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents, with three stayed pending review in the PTO. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest. We are advancing post-trial motions that aim to eliminate patents and patent claims from the scope of the final judgment and corresponding damages. The trial judge will decide these motions before entering final judgment, after which there will likely be an appeal by one or both parties to the action. We respectfully disagree with the verdict and believe that it is contrary to both the law and the extensive evidence presented at trial, which is why we are seeking relief from the court. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office in Germany, to which we filed invalidity challenges. Those matters are still pending.
As of January 31, 2024, we accrued $176.8 million for the verdict amount and estimated interest. The accrual was recorded in other long-term liabilities on our condensed consolidated balance sheets with the corresponding charge included in general and administrative expense on our condensed consolidated statements of operations for the three and six months ended January 31, 2024.
Finjan, Inc. v. Palo Alto Networks
On November 4, 2014, Finjan, Inc., filed a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that our products infringe multiple Finjan patents. The complaint requests injunctive relief, monetary damages, and attorneys fees. The trial is set for October 21, 2024. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
Taasera v. Palo Alto Networks
On March 22, 2022, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking a ruling that we are not infringing various Taasera patents. The parties have now resolved all pending matters between them as of December 2023. The amounts paid by us to resolve these matters were not material.
Lionra Technologies v. Palo Alto Networks
On August 29, 2022, Lionra Technologies filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that our products infringe multiple Lionra patents. The complaint requests injunctive relief, monetary damages and attorneys fees. The patents at issue are currently under review before the U.S. Patent and Trademark Office. Trial is set for May 20, 2024. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.

11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, and November 2023, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.6 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Number of shares repurchased	—	1.8	0.3	1.8
Weighted average price per share(1)	$—	$138.65	$226.67	$138.65
Aggregate purchase price(1)	$—	$250.0	$66.7	$250.0
(1)     Includes transaction costs
In addition to the share repurchase activity summarized in the table above, during the six months ended January 31, 2023, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of January 31, 2024, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the six months ended January 31, 2024 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2023	12.1	$142.61	$3,013.0	5.0	$128.64	$1,242.3
Granted(1)	3.2	$264.04		2.1	$184.74
Vested	(2.9)	$127.17		(0.8)	$147.02
Forfeited	(0.7)	$153.46		(0.4)	$136.05
Balance—January 31, 2024	11.7	$179.68	$3,973.8	5.9	$146.39	$1,982.8
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

During the six months ended January 31, 2024, we granted 2.1 million shares of PSUs that contain service, performance, and market conditions, of which 0.1 million shares were granted during the three months ended January 31, 2024. The service conditions are satisfied after a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of January 31, 2024, we have approved 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three and six months ended January 31, 2024:

	Three Months Ended January 31, 2024	Six Months Ended January 31, 2024
Volatility	40.9%	40.8% - 43.4%
Expected term (in years)	2.7	0.9 - 2.9
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	4.5% - 5.3%
Grant-date fair value per share	$348.03	$346.92 - $394.63
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of January 31, 2024, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the six months ended January 31, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2023	6.4	$65.20	2.2	$1,184.6
Exercised	(1.0)	$64.94
Balance—January 31, 2024	5.4	$65.25	1.7	$1,482.7
Exercisable—January 31, 2024	5.4	$65.25	1.7	$1,482.7
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Cost of product revenue	$2.3	$2.6	$4.7	$5.0
Cost of subscription and support revenue	30.7	30.7	61.3	59.5
Research and development	138.6	129.7	258.7	247.7
Sales and marketing	75.6	88.4	154.8	175.8
General and administrative	28.1	38.5	66.8	67.9
Total share-based compensation	$275.3	$289.9	$546.3	$555.9
As of January 31, 2024, total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.8 years.
13. Income Taxes
For the three and six months ended January 31, 2024, our benefit from income taxes reflected an effective tax rate of negative 1,189.2% and negative 364.3%, respectively. Our effective tax rates for the three and six months ended January 31, 2024 differed from the U.S. statutory tax rate primarily due to the release of our valuation allowance.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of January 31, 2024, based on our analysis of all positive and negative evidence, we concluded it is more likely than not that our U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets will be realizable based on our recent profitability and continued forecasted income. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. As a result of the valuation allowance release, we recognized a deferred tax benefit of $3.2 billion for the U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. In addition, we recognized a deferred tax expense of $1.7 billion for the U.S. federal indirect tax effect of foreign deferred taxes. Accordingly, during the three and six months ended January 31, 2024, we recognized a net tax benefit of $1.5 billion relating to our valuation allowance release. We will continue to monitor the need for a valuation allowance on our deferred tax assets.
For the three and six months ended January 31, 2023, our provision for income taxes reflected an effective tax rate of 0.2% and 12.3%, respectively. Our income taxes for the three and six months ended January 31, 2023 were primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rates differed from the U.S. statutory tax rate primarily due to an increase in current taxes driven by capitalization of research and development expenditures with no offsetting deferred benefit as a result of our valuation allowance. This increase was offset by a tax benefit from a release of tax reserves related to uncertain tax positions resulting from an agreement with a non-U.S. tax authority to pay $28.9 million to settle a tax audit during the three months ended January 31, 2023.
14. Net Income Per Share
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
The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income	$1,746.9	$84.2	$1,941.1	$104.2

Weighted-average shares used to compute net income per share, basic	319.6	302.3	314.9	301.0
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	13.0	15.2	12.3	16.5
Warrants related to the issuance of convertible senior notes	12.6	4.1	14.3	6.0
Employee equity incentive plans	12.3	10.0	12.2	11.5
Weighted-average shares used to compute net income per share, diluted	357.5	331.6	353.7	335.0

Net income per share, basic	$5.47	$0.28	$6.16	$0.35
Net income per share, diluted	$4.89	$0.25	$5.49	$0.31
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Employee equity incentive plans	2.4	8.9	2.5	5.8

15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Interest income	$85.3	$56.6	$156.5	$86.0
Foreign currency exchange gains (losses), net	(6.5)	(7.3)	(1.4)	(2.9)
Other, net	5.9	2.1	(0.1)	(5.7)
Total other income, net	$84.7	$51.4	$155.0	$77.4
16. Subsequent Event
2025 Notes Conversion
Subsequent to January 31, 2024, $581.0 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending April 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: our expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in billing, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; our expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; our expectation that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; our expectation that we will increase our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and our expectations and intentions with respect to the products and technologies that we acquire and introduce; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel, inflation, interest rate levels, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of current or potential litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2024 to the three and six months ended January 31, 2023.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and enable the cloud-delivered branch. We have been recognized as a leader in network firewalls, SASE, SSE, and SD-WAN. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), Artificial Intelligence for IT Operations (“AIOps”), SaaS Security API, and SaaS Security Inline. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale.
Cloud Security:
•We enable cloud-native security through our Prisma Cloud Code to CloudTM platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures multi- and hybrid-cloud environments for applications, data, and the entire cloud native technology stack across the full development lifecycle, from code to runtime. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.
Security Operations:
•We deliver the next generation of security automation, security analytics, endpoint security, and attack surface management solutions through our Cortex portfolio. These include Cortex XSIAM, our AI-driven security operations platform, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks on the endpoint, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex XpanseTM for attack surface management (“ASM”). These products are delivered as SaaS or software subscriptions.
Threat Intelligence and Advisory Services (Unit 42):
•Unit 42 brings together world-renowned threat researchers with an elite team of incident responders and security consultants to create an intelligence-driven, response-ready organization to help customers manage cyber risk. Our consultants serve as trusted advisors to our customers by assessing and testing their security controls against the right threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response services and managed threat hunting services.
For the second quarter of fiscal 2024 and 2023, total revenue was $2.0 billion and $1.7 billion, respectively, representing year-over-year growth of 19.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of January 31, 2024, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $390.7 million, or 19.8% of total revenue, for the second quarter of fiscal 2024, representing year-over-year growth of 10.7%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7080, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.6 billion, or 80.2% of total revenue, for the second quarter of fiscal 2024, representing year-over-year growth of 21.7%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in November 2023, we announced PAN-OS 11.1 Cosmos which will help our customers stay ahead of attackers and centrally manage and operate their network security estate. We also introduced Cortex XSIAM 2.0 which includes a new bring-your-own machine learning framework to enable customers to add their own custom Artificial Intelligence (“AI”) models on the XSIAM data lake.
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
The hostilities in Israel and the surrounding region have increased the levels of economic and political uncertainty. While we have business operations in Israel, and intend to continue growing our presence in Israel, we currently do not expect significant business disruption. We are actively monitoring, evaluating, and responding to the developing situation.
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

	January 31, 2024	July 31, 2023

	(in millions)
Total deferred revenue	$9,818.4	$9,296.4
Cash, cash equivalents, and investments	$6,990.6	$5,437.9

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(dollars in millions)
Total revenue	$1,975.1	$1,655.1	$3,853.2	$3,218.5
Total revenue year-over-year percentage increase	19.3%	25.7%	19.7%	25.5%
Gross margin	74.7%	71.8%	74.8%	71.2%
Operating income	$53.6	$39.9	$268.8	$55.1
Operating margin	2.7%	2.4%	7.0%	1.7%
Billings	$2,347.2	$2,029.1	$4,371.7	$3,778.1
Billings year-over-year percentage increase	15.7%	26.2%	15.7%	26.4%
Cash flow provided by operating activities			$2,216.0	$1,931.3
Free cash flow (non-GAAP)			$2,144.0	$1,853.4
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in millions)
Billings:
Total revenue	$1,975.1	$1,655.1	$3,853.2	$3,218.5
Add: change in total deferred revenue, net of acquired deferred revenue	372.1	374.0	518.5	559.6
Billings	$2,347.2	$2,029.1	$4,371.7	$3,778.1

•Cash Flow Provided by Operating Activities. We monitor cash flow provided by operating activities as a measure of our overall business performance. Our cash flow provided by operating activities is driven in large part by sales of our products and from up-front payments for subscription and support offerings. Monitoring cash flow provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as share-based compensation costs, depreciation, and amortization, thereby allowing us to better understand and manage the cash needs of our business.
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

	Six Months Ended January 31,
	2024	2023

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$2,216.0	$1,931.3
Less: purchases of property, equipment, and other assets	72.0	77.9
Free cash flow (non-GAAP)	$2,144.0	$1,853.4
Net cash used in investing activities	$(1,454.5)	$(2,484.3)
Net cash used in financing activities	$(114.4)	$(219.7)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$390.7	19.8%	$352.9	21.3%	$731.8	19.0%	$682.9	21.2%
Subscription and support	1,584.4	80.2%	1,302.2	78.7%	3,121.4	81.0%	2,535.6	78.8%
Total revenue	1,975.1	100.0%	1,655.1	100.0%	3,853.2	100.0%	3,218.5	100.0%
Cost of revenue:
Product	88.2	4.5%	100.5	6.1%	165.6	4.3%	220.6	6.9%
Subscription and support	410.9	20.8%	365.7	22.1%	806.3	20.9%	707.5	21.9%
Total cost of revenue(1)	499.1	25.3%	466.2	28.2%	971.9	25.2%	928.1	28.8%
Total gross profit	1,476.0	74.7%	1,188.9	71.8%	2,881.3	74.8%	2,290.4	71.2%
Operating expenses:
Research and development	447.9	22.7%	404.1	24.4%	857.4	22.3%	775.9	24.1%
Sales and marketing	673.0	34.0%	625.5	37.8%	1,333.5	34.6%	1,240.5	38.6%
General and administrative	301.5	15.3%	119.4	7.2%	421.6	10.9%	218.9	6.8%
Total operating expenses(1)	1,422.4	72.0%	1,149.0	69.4%	2,612.5	67.8%	2,235.3	69.5%
Operating income	53.6	2.7%	39.9	2.4%	268.8	7.0%	55.1	1.7%
Interest expense	(2.8)	(0.1%)	(6.9)	(0.4)%	(5.7)	(0.1%)	(13.7)	(0.4)%
Other income, net	84.7	4.3%	51.4	3.1%	155.0	4.0%	77.4	2.4%
Income before income taxes	135.5	6.9%	84.4	5.1%	418.1	10.9%	118.8	3.7%
Provision for (benefit from) income taxes	(1,611.4)	(81.5%)	0.2	—%	(1,523.0)	(39.5%)	14.6	0.5%
Net income	$1,746.9	88.4%	$84.2	5.1%	$1,941.1	50.4%	$104.2	3.2%
Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023

	(in millions)
Cost of product revenue	$2.3	$2.6	$4.7	$5.0
Cost of subscription and support revenue	30.7	30.7	61.3	59.5
Research and development	138.6	129.7	258.7	247.7
Sales and marketing	75.6	88.4	154.8	175.8
General and administrative	28.1	38.5	66.8	67.9
Total share-based compensation	$275.3	$289.9	$546.3	$555.9

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$390.7	$352.9	$37.8	10.7%	$731.8	$682.9	$48.9	7.2%
Product revenue for the three and six months ended January 31, 2024 increased compared to the same periods in 2023 driven by increased software revenue primarily due to a go-to-market strategy for certain Network Security offerings, and increased demand for our new generation of hardware products, partially offset by decreased revenue from our prior generation of hardware products.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,027.1	$815.4	$211.7	26.0%	$2,015.4	$1,579.4	$436.0	27.6%
Support	557.3	486.8	70.5	14.5%	1,106.0	956.2	149.8	15.7%
Total subscription and support	$1,584.4	$1,302.2	$282.2	21.7%	$3,121.4	$2,535.6	$585.8	23.1%
Subscription and support revenue increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,334.2	$1,117.0	$217.2	19.4%	$2,620.8	$2,187.7	$433.1	19.8%
EMEA	406.8	341.5	65.3	19.1%	771.7	649.4	122.3	18.8%
APAC	234.1	196.6	37.5	19.1%	460.7	381.4	79.3	20.8%
Total revenue	$1,975.1	$1,655.1	$320.0	19.3%	$3,853.2	$3,218.5	$634.7	19.7%
Revenue from the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific and Japan (“APAC”), increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 as we continued to increase investment in our global sales force in order to support our growth and innovation. Our three geographic theaters had similar year-over-year revenue growth rates for the three and six months ended January 31, 2024 compared to the same periods in 2023, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$88.2	$100.5	$(12.3)	(12.2)%	$165.6	$220.6	$(55.0)	(24.9)%
Cost of product revenue decreased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to decreased demand for our prior generation of hardware products and lower costs largely driven by an easing of supply chain challenges, partially offset by increased demand for our new generation hardware products.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$410.9	$365.7	$45.2	12.4%	$806.3	$707.5	$98.8	14.0%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $22.2 million for the three months ended January 31, 2024 compared to the same period in 2023, and increased $48.4 million for the six months ended January 31, 2024 compared to the same period in 2023. Personnel costs grew $9.9 million for the three months ended January 31, 2024 compared to the same period in 2023, and grew $32.9 million for the six months ended January 31, 2024 compared to the same period in 2023, primarily due to headcount growth.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024		2023		2024		2023
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$302.5	77.4%	$252.4	71.5%	$566.2	77.4%	$462.3	67.7%
Subscription and support	1,173.5	74.1%	936.5	71.9%	2,315.1	74.2%	1,828.1	72.1%
Total gross profit	$1,476.0	74.7%	$1,188.9	71.8%	$2,881.3	74.8%	$2,290.4	71.2%
Product gross margin increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to lower costs largely driven by an easing of supply chain challenges and increased software revenue.
Subscription and support gross margin increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2024, we expect to recognize approximately $2.3 billion of share-based compensation expense over a weighted-average period of approximately 2.8 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$447.9	$404.1	$43.8	10.8%	$857.4	$775.9	$81.5	10.5%
Research and development expense increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to increased personnel costs, which grew $34.3 million for the three months ended January 31, 2024 compared to the same period in 2023, and grew $61.7 million for the six months ended January 31, 2024 compared to the same period in 2023, largely due to headcount growth.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$673.0	$625.5	$47.5	7.6%	$1,333.5	$1,240.5	$93.0	7.5%
Sales and marketing expense increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to increased costs associated with sales and marketing events and go-to-market initiatives, which grew $33.8 million for the three months ended January 31, 2024 compared to the same period in 2023, and grew $61.4 million for the six months ended January 31, 2024 compared to the same period in 2023. The remaining increases in both periods were primarily driven by increased personnel costs, largely due to headcount growth.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$301.5	$119.4	$182.1	152.5%	$421.6	$218.9	$202.7	92.6%
General and administrative expense increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to a litigation accrual of $176.8 million during the three months ended January 31, 2024 relating to an ongoing patent infringement lawsuit.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$2.8	$6.9	$(4.1)	(59.4)%	$5.7	$13.7	$(8.0)	(58.4)%
Interest expense decreased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to conversions of the 2023 Notes prior to or upon maturity in July 2023. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$84.7	$51.4	$33.3	64.8%	$155.0	$77.4	$77.6	100.3%
Other income, net increased for the three and six months ended January 31, 2024 compared to the same periods in 2023 primarily due to higher interest income as a result of higher interest rates and higher average cash, cash equivalent, and investment balances for the three and six months ended January 31, 2024 compared to the same periods in 2023.

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for (benefit from) income taxes consists primarily of U.S. taxes, foreign income taxes, and withholding taxes. Our provision for income taxes was offset by tax benefits from the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. A portion of our valuation allowance release is included in our estimated annual effective tax rate. Accordingly, we will continue to realize related tax benefits for the remainder of fiscal 2024, in amounts much less than that recorded during the three and six months ended January 31, 2024. We continue to maintain a valuation allowance for California and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits.

	Three Months Ended January 31,				Six Months Ended January 31,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$(1,611.4)	$0.2	$(1,611.6)	*	$(1,523.0)	$14.6	$(1,537.6)	*
Effective tax rate	(1,189.2%)	0.2%			(364.3%)	12.3%
*    Not meaningful
Our benefit from income taxes for the three and six months ended January 31, 2024 was primarily driven by the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2024	July 31, 2023

	(in millions)
Working capital(1)	$(1,318.8)	$(1,689.5)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,782.5	$1,135.3
Investments	5,208.1	4,302.6
Total cash, cash equivalents, and investments	$6,990.6	$5,437.9
(1)Current liabilities included net carrying amounts of convertible senior notes of $1.8 billion and $2.0 billion as of January 31, 2024 and July 31, 2023, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of January 31, 2024, our total cash, cash equivalents, and investments of $7.0 billion were held for general corporate purposes. As of January 31, 2024, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Beginning in fiscal 2023, we were required to capitalize and amortize research and development expenses as required by the Tax Cuts and Jobs Act. As a result of this change, we have paid significantly more U.S. cash taxes during the six months ended January 31, 2024.

DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three and six months ended January 31, 2024, holders of the 2025 Notes converted $126.3 million and $172.3 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.8 million and 1.1 million shares of our common stock to the holders of the 2025 Notes during the three and six months ended January 31, 2024, respectively, for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from the corresponding exercise of the associated note hedges. Subsequent to January 31, 2024, through the filing date of this Quarterly Report on Form 10-Q, $581.0 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending April 30, 2024.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended January 31, 2024, and as a result, holders may convert their 2025 Notes during the fiscal quarter ending April 30, 2024. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $1.8 billion principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending April 30, 2024 or hold the 2025 Notes until maturity on June 1, 2025. As of January 31, 2024, $1.8 billion of our 2025 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of January 31, 2024, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, and November 2023, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.6 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of January 31, 2024, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2024, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our facilities, with original lease periods expiring through the fiscal year ending July 31, 2036, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of January 31, 2024, we have total operating lease obligations of $427.8 million recorded on our condensed consolidated balance sheet.
As of January 31, 2024, our commitments to purchase products, components, cloud and other services totaled $5.2 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.

CASH FLOWS
The following table summarizes our cash flows for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31,
	2024	2023

	(in millions)
Net cash provided by operating activities	$2,216.0	$1,931.3
Net cash used in investing activities	(1,454.5)	(2,484.3)
Net cash used in financing activities	(114.4)	(219.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$647.1	$(772.7)
Cash from operations could be affected by various risks and uncertainties detailed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the repayment obligations associated with our 2025 Notes, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events. In addition, from time to time, we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during the six months ended January 31, 2024 was $2.2 billion, an increase of $284.7 million compared to the same period in 2023. The increase was primarily due to growth of our business as reflected by increases in collections during the six months ended January 31, 2024, partially offset by higher cash expenditure to support our business growth.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2024 was $1.5 billion, a decrease of $1.0 billion compared to the same period in 2023. The decrease was primarily due to a decrease in purchases of investments, partially offset by an increase in net cash payments for business acquisitions during the six months ended January 31, 2024.
FINANCING ACTIVITIES
Our financing activities have consisted of cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2024 was $114.4 million, a decrease of $105.3 million compared to the same period in 2023. The decrease was primarily due to a decrease in cash used to repurchase our common stock, partially offset by early repayments of our 2025 Notes during the six months ended January 31, 2024.

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
Recent Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $79.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $79.4 million increase in the fair market value of the portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•If we are unable to attract new customers, our future results of operations could be harmed.
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

•Issues in the development and deployment of AI may result in reputational harm and legal liability and could adversely affect our results of operations.
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
•We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2023 to the end of the second quarter of fiscal 2024, our headcount increased from 13,948 to 14,789 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 19.7% and 25.5% for the six months ended January 31, 2024 and 2023, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.
In addition, we have incurred losses in fiscal years prior to fiscal 2023. We anticipate that our operating expenses will continue to increase in the foreseeable future as we continue to grow our business. Our growth efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently, or at all, to offset increasing expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or subscriptions, increasing competition, a decrease in the growth of, or a demand shift in, our overall market, or a failure to capitalize on growth opportunities. We have also entered into a substantial amount of capital commitments for operating lease obligations and other purchase commitments. Any failure to increase our revenue as we grow our business could prevent us from maintaining profitability or maintaining or increasing cash flow on a consistent basis, or satisfying our capital commitments. If we are unable to navigate these challenges as we encounter them, our business, financial condition, and operating results may suffer.

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

If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and maintain profitability, we must add new customers. To do so, we must successfully convince prospective customers of the value of adopting our solutions. We are engaging in costly marketing and sales efforts to accelerate platformization and attract new customers, which may fail or may not be as successful as intended or at all. Additionally, prospective customers’ decisions to purchase our solutions depend on a variety of factors, many of which are out of our control. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. For example, prospective customers may face real or perceived switching costs when switching to our solutions from other legacy security vendors and products. Deployment of our solutions may require a significant commitment of resources from our customers. Any deterioration in general economic conditions, including as a result of the geopolitical environment or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. If our efforts to attract new customers are not successful, our sales may not grow as quickly as anticipated, or at all, and our business, operating results, and financial condition will be harmed.
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales or renewals of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 81.0% of total revenue in the six months ended January 31, 2024 and 78.8% of total revenue in the six months ended January 31, 2023. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the six months ended January 31, 2024, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 46.4% of our total revenue. As of January 31, 2024, three distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 46.6% of our gross accounts receivable.
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
We have incorporated, and are continuing to develop and deploy, AI into many of our products and solutions, including services that support our products and solutions. We are also incorporating AI into the operations of our business. AI presents challenges and risks that could affect our products and solutions, and the operations of our business. For example, AI algorithms may have flaws, and datasets used to train models may be insufficient or contain biased information. The AI that is being incorporated into our products, solutions, and business operation tools may not be successful or beneficial, and instead may cause technical, legal or ethical problems or result in increased costs. The investments that we are making across our business in AI reflect our ongoing efforts to innovate and provide products and services that are useful to our customers, as well as provide efficiencies in our business. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and we may incur unanticipated liabilities. These efforts could subject us to regulatory risk, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the EU and regulations being considered in other jurisdictions, or brand or reputational harm.

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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest, for which we have accrued $176.8 million for the verdict amount and estimated interest. In addition, we have been sued for patent infringement by Finjan, Inc. and Lionra Technologies, which are both scheduled for trial in 2024.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic, and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges in Europe, terrorist activities, Russia’s invasion of Ukraine, tensions between China and Taiwan, the hostilities in Israel and the surrounding region, and continued hostilities in the Middle East;
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2024, the total notional amount of our outstanding foreign currency forward contracts was $1.2 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We face risks associated with having operations and employees located in Israel.
We have business operations in Israel, and intend to continue growing our presence in Israel. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows.

In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances, which has occurred as a result of hostilities in Israel and the surrounding region. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Any disruption in our operations in Israel could adversely affect our business.
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
RISKS RELATED TO PRIVACY AND DATA PROTECTION
We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes, new, modified or additional laws or regulations may be adopted, and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations, may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), both of which impose stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the “E.U. GDPR” or £17.5 million under the “U.K. GDPR,” and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.
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
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. These include laws enacted in at least fourteen states, which all go into effect by January 1, 2026.
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
We and our customers may face risk of enforcement actions by regulators or data protection authorities, private litigation and adverse publicity including reputational damage and loss of customer confidence for alleged violations of any of the foregoing obligations. Any such claims could result in substantial costs, ongoing remedial, audit and reporting obligations, and diversion of resources, and distract management and technical personnel. These potential liabilities and enforcement actions could also have an overall negative effect on our business, operating results, and financial condition. The amount and scope of insurance we maintain may not cover all types of claims that may arise.
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
In June 2020, we issued our 2025 Notes. We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective February 1, 2024 through April 30, 2024, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $1.8 billion principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
In connection with the sale of our 2025 Notes, we entered into convertible note hedge transactions (the “2025 Note Hedges”) with certain counterparties. In connection with each such sale of the 2025 Notes, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “2025 Warrants”) for the purchase of our common stock. The 2025 Note Hedges for our 2025 Notes are generally expected to reduce the potential dilution to our common stock upon any conversion of our 2025 Notes. The 2025 Warrants could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the 2025 Warrants unless, subject to certain conditions, we elect to cash settle such 2025 Warrants.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our 2025 Notes, the settlement of our 2025 Warrants, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of January 31, 2024, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2024 and may be suspended or discontinued at any time without prior notice. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
During the three months ended January 31, 2024, holders of the 2025 Notes converted $126.3 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 0.8 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
During the three months ended January 31, 2024, we issued 5.9 million shares of our common stock to holders of the 2023 Warrants. The shares of common stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act.
Additionally, during the three months ended January 31, 2024, we issued a total of 526,038 shares of our unregistered common stock in connection with certain of our acquisitions (the “Transactions”). The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, and November 2023, we announced additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization to $3.6 billion, with $1.0 billion remaining as of January 31, 2024. The expiration date of this repurchase authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
Between November 1, 2023 and November 30, 2023, December 1, 2023 and December 31, 2023, and January 1, 2024 and January 31, 2024, shares of restricted stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $247.59 per share, $308.61 per share, and $337.74 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the second quarter of fiscal 2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan was Terminated	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Nikesh Arora	Chief Executive Officer	June 8, 2023	December 13, 2023	Not applicable	2,000,000
John Donovan	Director	October 8, 2023	Not applicable	December 31, 2025 or when all shares have been sold	126,312
Lee Klarich	Executive Vice President, Chief Product Officer	November 22, 2023	Not applicable	January 18, 2025 or when all shares have been sold	920,000
Joshua Paul	Senior Vice President, Chief Accounting Officer	December 7, 2023	Not applicable	December 3, 2024 or when all shares have been sold	2,600
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of fiscal 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	2021 Equity Incentive Plan, as amended and restated on December 12, 2023.	8-K	001-35594	10.1	December 14, 2023

10.2	Form of 2021 Equity Incentive Plan Global Stock Option Award Agreement.	S-8	333-276424	99.2	January 8, 2024

10.3	Form of 2021 Equity Incentive Plan Global Restricted Stock Unit Award Agreement.	S-8	333-276424	99.3	January 8, 2024

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2024 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)