Form 10-Q
period 2024-04-30
Palo Alto Networks Inc
filed 2024-05-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 10, 2024 was 323.8 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	April 30, 2024	July 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,373.7	$1,135.3
Short-term investments	1,516.7	1,254.7
Accounts receivable, net of allowance for credit losses of $8.2 and $7.8 as of April 30, 2024 and July 31, 2023, respectively	1,715.4	2,463.2
Short-term financing receivables, net	572.3	388.8
Short-term deferred contract costs	337.0	339.2
Prepaid expenses and other current assets	403.7	466.8
Total current assets	5,918.8	6,048.0
Property and equipment, net	350.3	354.5
Operating lease right-of-use assets	369.7	263.3
Long-term investments	3,504.4	3,047.9
Long-term financing receivables, net	882.5	653.3
Long-term deferred contract costs	511.2	547.1
Goodwill	3,372.7	2,926.8
Intangible assets, net	407.9	315.4
Deferred tax assets	2,291.9	23.1
Other assets	321.4	321.7
Total assets	$17,930.8	$14,501.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108.9	$132.3
Accrued compensation	385.9	548.3
Accrued and other liabilities	412.6	390.8
Deferred revenue	5,014.9	4,674.6
Convertible senior notes, net	1,162.5	1,991.5
Total current liabilities	7,084.8	7,737.5
Long-term deferred revenue	5,152.7	4,621.8
Deferred tax liabilities	503.0	28.1
Long-term operating lease liabilities	369.8	279.2
Other long-term liabilities	352.7	86.1
Total liabilities	13,463.0	12,752.7
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of April 30, 2024 and July 31, 2023	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 323.4 and 308.3 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	3,530.7	3,019.0
Accumulated other comprehensive loss	(55.4)	(43.2)
Retained earnings (accumulated deficit)	992.5	(1,227.4)
Total stockholders’ equity	4,467.8	1,748.4
Total liabilities and stockholders’ equity	$17,930.8	$14,501.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenue:
Product	$391.0	$388.1	$1,122.8	$1,071.0
Subscription and support	1,593.8	1,332.8	4,715.2	3,868.4
Total revenue	1,984.8	1,720.9	5,838.0	4,939.4
Cost of revenue:
Product	77.9	93.4	243.5	314.0
Subscription and support	435.7	381.4	1,242.0	1,088.9
Total cost of revenue	513.6	474.8	1,485.5	1,402.9
Total gross profit	1,471.2	1,246.1	4,352.5	3,536.5
Operating expenses:
Research and development	457.2	413.7	1,314.6	1,189.6
Sales and marketing	718.7	639.5	2,052.2	1,880.0
General and administrative	118.6	114.2	540.2	333.1
Total operating expenses	1,294.5	1,167.4	3,907.0	3,402.7
Operating income	176.7	78.7	445.5	133.8
Interest expense	(2.3)	(7.8)	(8.0)	(21.5)
Other income, net	76.8	60.1	231.8	137.5
Income before income taxes	251.2	131.0	669.3	249.8
Provision for (benefit from) income taxes	(27.6)	23.2	(1,550.6)	37.8
Net income	$278.8	$107.8	$2,219.9	$212.0
Net income per share, basic	$0.86	$0.35	$6.99	$0.70
Net income per share, diluted	$0.79	$0.31	$6.27	$0.63
Weighted-average shares used to compute net income per share, basic	322.9	303.9	317.5	302.0
Weighted-average shares used to compute net income per share, diluted	354.6	344.7	354.0	338.1

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income	$278.8	$107.8	$2,219.9	$212.0
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	(39.3)	1.8	2.6	7.5
Cash flow hedges:
Change in unrealized gains (losses)	(15.1)	(17.7)	(28.4)	2.9
Net realized (gains) losses reclassified into earnings	5.5	6.3	13.6	24.5
Net change on cash flow hedges	(9.6)	(11.4)	(14.8)	27.4
Other comprehensive income (loss)	(48.9)	(9.6)	(12.2)	34.9
Comprehensive income	$229.9	$98.2	$2,207.7	$246.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended April 30, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	322.7	$3,650.0	$(6.5)	$713.7	$4,357.2
Net income	—	—	—	278.8	278.8
Other comprehensive loss	—	—	(48.9)	—	(48.9)
Issuance of common stock in connection with employee equity incentive plans	2.4	115.8	—	—	115.8
Taxes paid related to net share settlement of equity awards	—	(3.4)	—	—	(3.4)
Share-based compensation for equity-based awards	—	270.0	—	—	270.0
Repurchase and retirement of common stock	(1.7)	(500.0)	—	—	(500.0)
Settlement of convertible notes	4.6	(1.7)	—	—	(1.7)
Settlement of note hedges	(4.6)	—	—	—	—
Balance as of April 30, 2024	323.4	$3,530.7	$(55.4)	$992.5	$4,467.8

	Three Months Ended April 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	302.4	$2,303.0	$(11.1)	$(1,562.9)	$729.0
Net income	—	—	—	107.8	107.8
Other comprehensive loss	—	—	(9.6)	—	(9.6)
Issuance of common stock in connection with employee equity incentive plans	3.2	130.7	—	—	130.7
Taxes paid related to net share settlement of equity awards	—	(2.1)	—	—	(2.1)
Share-based compensation for equity-based awards	—	276.6	—	—	276.6
Balance as of April 30, 2023	305.6	$2,708.2	$(20.7)	$(1,455.1)	$1,232.4

	Nine Months Ended April 30, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	308.3	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	2,219.9	2,219.9
Other comprehensive loss	—	—	(12.2)	—	(12.2)
Issuance of common stock in connection with employee equity incentive plans	8.1	258.1	—	—	258.1
Taxes paid related to net share settlement of equity awards	—	(22.7)	—	—	(22.7)
Share-based compensation for equity-based awards	—	845.2	—	—	845.2
Repurchase and retirement of common stock	(2.0)	(566.7)	—	—	(566.7)
Settlement of convertible notes	5.7	(2.2)	—	—	(2.2)
Settlement of note hedges	(5.7)	—	—	—	—
Settlement of warrants	9.0	—	—	—	—
Balance as of April 30, 2024	323.4	$3,530.7	$(55.4)	$992.5	$4,467.8

	Nine Months Ended April 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298.8	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net income	—	—	—	212.0	212.0
Other comprehensive income	—	—	34.9	—	34.9
Issuance of common stock in connection with employee equity incentive plans	8.6	199.7	—	—	199.7
Taxes paid related to net share settlement of equity awards	—	(17.5)	—	—	(17.5)
Share-based compensation for equity-based awards	—	843.3	—	—	843.3
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Balance as of April 30, 2023	305.6	$2,708.2	$(20.7)	$(1,455.1)	$1,232.4
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Nine Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net income	$2,219.9	$212.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	806.5	820.3
Deferred income taxes	(1,818.3)	5.3
Depreciation and amortization	207.2	212.9
Amortization of deferred contract costs	324.7	297.4
Amortization of debt issuance costs	2.9	5.3
Reduction of operating lease right-of-use assets	40.7	36.7
Amortization of investment premiums, net of accretion of purchase discounts	(46.5)	(34.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	748.9	699.3
Financing receivables, net	(412.7)	(332.2)
Deferred contract costs	(285.2)	(250.5)
Prepaid expenses and other assets	47.2	(169.4)
Accounts payable	(20.5)	(36.3)
Accrued compensation	(165.0)	(119.2)
Accrued and other liabilities	227.4	(78.7)
Deferred revenue	867.7	1,094.9
Net cash provided by operating activities	2,744.9	2,363.4
Cash flows from investing activities
Purchases of investments	(2,486.5)	(4,461.4)
Proceeds from sales of investments	500.8	875.0
Proceeds from maturities of investments	1,364.3	1,503.6
Business acquisitions, net of cash and restricted cash acquired	(610.6)	(204.5)
Purchases of property, equipment, and other assets	(109.4)	(109.1)
Net cash used in investing activities	(1,341.4)	(2,396.4)
Cash flows from financing activities
Repayments of convertible senior notes	(834.1)	—
Repurchases of common stock	(566.7)	(272.7)
Proceeds from sales of shares through employee equity incentive plans	259.7	198.7
Payments for taxes related to net share settlement of equity awards	(22.7)	(17.5)
Net cash used in financing activities	(1,163.8)	(91.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	239.7	(124.5)
Cash, cash equivalents, and restricted cash - beginning of period	1,142.2	2,124.8
Cash, cash equivalents, and restricted cash - end of period	$1,381.9	$2,000.3

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,373.7	$1,992.9
Restricted cash included in prepaid expenses and other current assets	8.2	7.4
Total cash, cash equivalents, and restricted cash	$1,381.9	$2,000.3

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(27.4)	$(0.3)
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
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

2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenue:
Americas
United States	$1,271.1	$1,105.2	$3,723.6	$3,153.8
Other Americas	88.5	74.0	256.8	213.1
Total Americas	1,359.6	1,179.2	3,980.4	3,366.9
Europe, the Middle East, and Africa (“EMEA”)	399.2	332.1	1,170.9	981.5
Asia Pacific and Japan (“APAC”)	226.0	209.6	686.7	591.0
Total revenue	$1,984.8	$1,720.9	$5,838.0	$4,939.4
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenue:
Product	$391.0	$388.1	$1,122.8	$1,071.0
Subscription and support
Subscription	1,045.6	838.1	3,061.0	2,417.5
Support	548.2	494.7	1,654.2	1,450.9
Total subscription and support	1,593.8	1,332.8	4,715.2	3,868.4
Total revenue	$1,984.8	$1,720.9	$5,838.0	$4,939.4
Deferred Revenue
During the nine months ended April 30, 2024 and 2023, we recognized approximately $3.7 billion and $2.9 billion of revenue pertaining to amounts that were deferred as of July 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations were $11.3 billion as of April 30, 2024, of which we expect to recognize as revenue approximately $5.4 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 and July 31, 2023 (in millions):

	April 30, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$763.9	$—	$—	$763.9	$476.1	$—	$—	$476.1
Commercial paper	—	2.5	—	2.5	—	151.4	—	151.4
Total cash equivalents	763.9	2.5	—	766.4	476.1	151.4	—	627.5

	April 30, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Short-term investments:
Certificates of deposit	—	25.5	—	25.5	—	48.1	—	48.1
Commercial paper	—	170.9	—	170.9	—	213.8	—	213.8
Corporate debt securities	—	1,251.4	—	1,251.4	—	798.0	—	798.0
U.S. government and agency securities	—	34.4	—	34.4	—	190.6	—	190.6
Non-U.S. government and agency securities	—	34.0	—	34.0	—	—	—	—
Asset-backed securities	—	0.5	—	0.5	—	4.2	—	4.2
Total short-term investments	—	1,516.7	—	1,516.7	—	1,254.7	—	1,254.7
Long-term investments:
Corporate debt securities	—	2,525.9	—	2,525.9	—	2,484.3	—	2,484.3
U.S. government and agency securities	—	50.2	—	50.2	—	22.0	—	22.0
Non-U.S. government and agency securities	—	53.0	—	53.0	—	36.6	—	36.6
Asset-backed securities	—	875.3	—	875.3	—	505.0	—	505.0
Total long-term investments	—	3,504.4	—	3,504.4	—	3,047.9	—	3,047.9
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	4.2	—	4.2	—	19.1	—	19.1
Total prepaid expenses and other current assets	—	4.2	—	4.2	—	19.1	—	19.1
Other assets:
Foreign currency forward contracts	—	0.3	—	0.3	—	1.7	—	1.7
Total other assets	—	0.3	—	0.3	—	1.7	—	1.7
Total assets measured at fair value	$763.9	$5,028.1	$—	$5,792.0	$476.1	$4,474.8	$—	$4,950.9

Accrued and other liabilities:
Foreign currency forward contracts	$—	$25.3	$—	$25.3	$—	$18.7	$—	$18.7
Total accrued and other liabilities	—	25.3	—	25.3	—	18.7	—	18.7
Other long-term liabilities:
Foreign currency forward contracts	—	3.5	—	3.5	—	1.6	—	1.6
Total other long-term liabilities	—	3.5	—	3.5	—	1.6	—	1.6
Total liabilities measured at fair value	$—	$28.8	$—	$28.8	$—	$20.3	$—	$20.3
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2024 and July 31, 2023.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2024 and July 31, 2023 (in millions):

	April 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2.5	$—	$—	$2.5
Total available-for-sale cash equivalents	$2.5	$—	$—	$2.5
Investments:
Certificates of deposit	$25.5	$—	$—	$25.5
Commercial paper	171.0	—	(0.1)	170.9
Corporate debt securities	3,803.5	2.6	(28.8)	3,777.3
U.S. government and agency securities	85.0	—	(0.4)	84.6
Non-U.S. government and agency securities	87.9	—	(0.9)	87.0
Asset-backed securities	881.4	0.9	(6.5)	875.8
Total available-for-sale investments	$5,054.3	$3.5	$(36.7)	$5,021.1

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$151.4	$—	$—	$151.4
Total available-for-sale cash equivalents	$151.4	$—	$—	$151.4
Investments:
Certificates of deposit	$48.1	$—	$—	$48.1
Commercial paper	214.1	—	(0.3)	213.8
Corporate debt securities	3,313.5	1.3	(32.5)	3,282.3
U.S. government and agency securities	214.2	—	(1.6)	212.6
Non-U.S. government and agency securities	37.2	—	(0.6)	36.6
Asset-backed securities	512.0	0.2	(3.0)	509.2
Total available-for-sale investments	$4,339.1	$1.5	$(38.0)	$4,302.6
As of April 30, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $30.3 million, which were related to $3.4 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.4 million, which were related to $722.1 million of available-for-sale debt securities. As of July 31, 2023 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $30.7 million, which were related to $3.4 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $7.3 million, which were related to $481.8 million of available-for-sale debt securities.
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended April 30, 2024 and 2023.

The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2024, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,524.4	$1,519.2
Due between one and three years	2,125.5	2,109.2
Due between three and five years	1,134.1	1,124.7
Due between five and ten years	158.5	157.1
Due after ten years	114.3	113.4
Total	$5,056.8	$5,023.6
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of April 30, 2024 and July 31, 2023, the carrying values of our marketable equity securities were $763.9 million and $476.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2024 and 2023.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of April 30, 2024 and July 31, 2023 (in millions):

	April 30, 2024	July 31, 2023
Short-term financing receivables, gross	$649.5	$435.1
Unearned income	(67.4)	(42.9)
Allowance for credit losses	(9.8)	(3.4)
Short-term financing receivables, net	$572.3	$388.8
Long-term financing receivables, gross	$951.3	$698.6
Unearned income	(59.9)	(39.2)
Allowance for credit losses	(8.9)	(6.1)
Long-term financing receivables, net	$882.5	$653.3
Our financing receivables portfolio primarily consisted of high-quality investment-grade receivables as of April 30, 2024 and July 31, 2023. There was no significant activity in allowance for credit losses during the three and nine months ended April 30, 2024 and 2023. Past due amounts on financing receivables were not material as of April 30, 2024 and July 31, 2023.
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
As of April 30, 2024 and July 31, 2023, the total notional amount of our outstanding foreign currency forward contracts was $1.3 billion and $957.5 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2024 and July 31, 2023.
As of April 30, 2024, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $19.1 million net loss, of which $13.7 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2023, unrealized gains and losses in AOCI related to our cash flow hedges were a $0.7 million net gain.

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
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2024 (in millions):

Amount
Balance as of July 31, 2023	$2,926.8
Goodwill acquired	445.9
Balance as of April 30, 2024	$3,372.7
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2024 and July 31, 2023 (in millions):

	April 30, 2024			July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$813.9	$(498.7)	$315.2	$633.2	$(429.4)	$203.8
Customer relationships	172.7	(89.9)	82.8	172.7	(73.9)	98.8
Acquired intellectual property	17.0	(7.4)	9.6	14.6	(6.2)	8.4
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.6)	0.3	0.9	(0.4)	0.5
Total intangible assets subject to amortization	1,013.9	(606.0)	407.9	830.8	(519.3)	311.5
Intangible assets not subject to amortization:
In-process research and development	—	—	—	3.9	—	3.9
Total purchased intangible assets	$1,013.9	$(606.0)	$407.9	$834.7	$(519.3)	$315.4

We recognized amortization expense of $33.4 million and $86.7 million for the three and nine months ended April 30, 2024, respectively, and $25.8 million and $79.7 million for the three and nine months ended April 30, 2023, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of April 30, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Future amortization expense	$407.9	$33.2	$120.7	$98.9	$71.8	$50.2	$33.1
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

Holders of the 2025 Notes were able to early convert their 2025 Notes during the fiscal quarter ended April 30, 2024 as the sales price condition had been met during the fiscal quarter ended January 31, 2024. During the three and nine months ended April 30, 2024, holders of the 2025 Notes converted $661.8 million and $834.1 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 4.6 million and 5.7 million shares of our common stock to the holders of the 2025 Notes during the three and nine months ended April 30, 2024, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the note hedges. Refer to Note 16. Subsequent Event for additional information regarding conversion of the 2025 Notes after April 30, 2024 through the filing date of this Quarterly Report on Form 10-Q.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended April 30, 2024 and as a result, holders may convert their 2025 Notes during the fiscal quarter ending July 31, 2024. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of April 30, 2024.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	April 30, 2024	July 31, 2023
Principal	$1,165.2	$1,999.3
Less: debt issuance costs, net of amortization	(2.7)	(7.8)
Net carrying amount	$1,162.5	$1,991.5
The total estimated fair value of the 2025 Notes was $3.4 billion as of April 30, 2024 and $5.0 billion as of July 31, 2023. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of April 30, 2024 and July 31, 2023 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Three Months Ended April 30,						Nine Months Ended April 30,
	2024			2023			2024			2023
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$—	$1.5	$1.5	$3.2	$1.8	$5.0	$—	$5.1	$5.1	$9.6	$5.6	$15.2
Amortization of debt issuance costs	—	0.8	0.8	0.7	1.1	1.8	—	2.9	2.9	2.1	3.2	5.3
Total interest expense	$—	$2.3	$2.3	$3.9	$2.9	$6.8	$—	$8.0	$8.0	$11.7	$8.8	$20.5
Effective interest rate	—%	0.6%		0.9%	0.6%		—%	0.6%		0.9%	0.6%
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

As a result of the conversions of the 2025 Notes settled during the three and nine months ended April 30, 2024, we exercised the corresponding portion of our 2025 Note Hedges and received 4.6 million and 5.7 million shares of our common stock during the respective periods.
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
During the nine months ended April 30, 2024, we net settled all of the 2023 Warrants with 9.0 million shares of our common stock with a fair value of $2.4 billion. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.
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
As of April 30, 2024, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2024	2025	2026	2027	2028	2029 and Thereafter
Cloud	$4,338.4	$1.0	$251.8	$581.1	$518.1	$585.6	$2,400.8
Manufacturing	210.6	54.8	115.8	40.0	—	—	—
Other	48.5	—	15.6	13.2	6.3	6.7	6.7
Total purchase commitments	$4,597.5	$55.8	$383.2	$634.3	$524.4	$592.3	$2,407.5

Additionally, we have a $146.7 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents, with three stayed pending review in the PTO. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest. We have filed motions to overturn the verdict and seek a new trial, which is pending before the court. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office in Germany, to which we filed invalidity challenges. Those matters are still pending.
As of April 30, 2024, we accrued $180.5 million for the verdict amount and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding charge was $3.7 million and $180.5 million for the three and nine months ended April 30, 2024, respectively, which is included in general and administrative expense on our condensed consolidated statements of operations.
Finjan, Inc. v. Palo Alto Networks
On November 4, 2014, Finjan, Inc., filed a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that our products infringe multiple Finjan patents. The complaint requests injunctive relief, monetary damages, and attorneys fees. On March 11, 2024, the case was reassigned to a new judge and the October 21, 2024 trial date was vacated. A new trial date has not yet been set. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
Taasera v. Palo Alto Networks
On March 22, 2022, we filed a declaratory judgment action in the United States District Court for the Southern District of New York seeking a ruling that we are not infringing various Taasera patents. The parties have resolved all pending matters between them as of December 2023. The amounts paid by us to resolve these matters were not material.
Lionra Technologies v. Palo Alto Networks
On August 29, 2022, Lionra Technologies filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The lawsuit alleges that our products infringe multiple Lionra patents. The complaint requests injunctive relief, monetary damages and attorneys fees. The patents at issue are currently under review by the U.S. Patent and Trademark Office. The May 20, 2024 trial date was vacated. A new trial date has not yet been set, but may be rescheduled to take place in the fourth quarter of fiscal 2024. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.

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
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Number of shares repurchased	1.7	—	2.0	1.8
Weighted average price per share(1)	$293.91	$—	$284.00	$138.65
Aggregate purchase price(1)	$500.0	$—	$566.7	$250.0
(1)     Includes transaction costs
In addition to the share repurchase activity summarized in the table above, during the nine months ended April 30, 2023, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of April 30, 2024, $500.0 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the nine months ended April 30, 2024 (in millions, except per share amounts):

	RSUs Outstanding			PSUs Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2023	12.1	$142.61	$3,013.0	5.0	$128.64	$1,242.3
Granted(1)	3.8	$271.65		2.2	$182.79
Vested	(4.6)	$131.05		(1.5)	$116.51
Forfeited	(1.0)	$161.26		(0.5)	$135.54
Balance—April 30, 2024	10.3	$194.03	$2,979.7	5.2	$154.42	$1,497.3
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

During the nine months ended April 30, 2024, we granted 2.1 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of April 30, 2024, we have approved 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the nine months ended April 30, 2024:

Nine Months Ended April 30, 2024
Volatility	40.8% - 43.4%
Expected term (in years)	0.9 - 2.9
Dividend yield	0.0%
Risk-free interest rate	4.4% - 5.3%
Grant-date fair value per share	$346.92 - $621.21
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of April 30, 2024, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the nine months ended April 30, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2023	6.4	$65.20	2.2	$1,184.6
Exercised	(1.2)	$64.85
Balance—April 30, 2024	5.2	$65.29	1.5	$1,168.4
Exercisable—April 30, 2024	5.2	$65.29	1.5	$1,168.4
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Cost of product revenue	$1.6	$2.5	$6.3	$7.5
Cost of subscription and support revenue	30.0	32.0	91.3	91.5
Research and development	128.2	125.4	386.9	373.1
Sales and marketing	74.3	80.5	229.1	256.3
General and administrative	29.4	36.8	96.2	104.7
Total share-based compensation	$263.5	$277.2	$809.8	$833.1
As of April 30, 2024, total compensation cost related to unvested share-based awards not yet recognized was $2.2 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.7 years.
13. Income Taxes
For the three and nine months ended April 30, 2024, our benefit from income taxes reflected an effective tax rate of negative 11.0% and negative 231.7%, respectively. Our effective tax rates for the three months ended April 30, 2024 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation and the release of our valuation allowance. Our effective tax rates for the nine months ended April 30, 2024 differed from the U.S. statutory tax rate primarily due to the release of our valuation allowance.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. Based on our analysis of all positive and negative evidence during the fiscal quarter ended January 31, 2024, we concluded it is more likely than not that our U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets will be realizable based on our recent profitability and continued forecasted income. In making these judgments, we considered our recent and expected ongoing profitability, which supports our conclusion of the realization of the deferred tax assets. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.
As a result of the valuation allowance release, during the three and nine months ended April 30, 2024, we recognized a deferred tax benefit of $40.0 million and $3.3 billion, respectively, for the U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. Our U.S. federal and state deferred tax assets largely consist of capitalized research expenditures and accelerated recognition of deferred revenue for tax purposes. U.S. tax carryforwards (including net operating losses and tax credits) are expected to be fully utilized to the extent allowable by law. Our United Kingdom deferred tax assets largely consist of basis differences in intangible assets and related net operating losses expected to be utilized in the future.
In addition, during the three and nine months ended April 30, 2024, we recognized a deferred tax expense of $7.4 million and $1.7 billion, respectively, for the U.S. federal indirect effect of foreign deferred taxes consistent with our policy to record deferred tax assets for basis differences relating to our global intangible low-taxed income. Accordingly, during the three and nine months ended April 30, 2024, we recognized a net tax benefit of $32.6 million and $1.6 billion, respectively, relating to our valuation allowance release. We will continue to monitor the need for a valuation allowance on our deferred tax assets.
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

The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income	$278.8	$107.8	$2,219.9	$212.0

Weighted-average shares used to compute net income per share, basic	322.9	303.9	317.5	302.0
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	9.5	19.3	11.4	17.4
Warrants related to the issuance of convertible senior notes	11.0	10.0	13.2	7.3
Employee equity incentive plans	11.2	11.5	11.9	11.4
Weighted-average shares used to compute net income per share, diluted	354.6	344.7	354.0	338.1

Net income per share, basic	$0.86	$0.35	$6.99	$0.70
Net income per share, diluted	$0.79	$0.31	$6.27	$0.63
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Employee equity incentive plans	2.4	3.2	2.4	5.0
15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Interest income	$78.3	$65.9	$234.8	$151.9
Foreign currency exchange gains (losses), net	4.3	(2.2)	2.9	(5.1)
Other, net	(5.8)	(3.6)	(5.9)	(9.3)
Total other income, net	$76.8	$60.1	$231.8	$137.5
16. Subsequent Event
2025 Notes Conversion
Subsequent to April 30, 2024, $123.2 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending July 31, 2024.
Acquisition
On May 15, 2024, we entered into a definitive agreement with International Business Machines Corporation to acquire certain QRadar assets including intellectual property, customer relationships, and customer contracts. We agreed to pay $500.0 million in cash upon closing, and may make additional post-closing payments contingent upon the migration of QRadar on-premise customers to Cortex XSIAM through December 31, 2027. We expect the acquisition will help accelerate the growth of our Cortex XSIAM platform.
The proposed acquisition is expected to close during our first quarter of fiscal 2025, subject to the satisfaction of regulatory approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: the cybersecurity landscape, our expectations regarding our platformization strategy and related progress and opportunities, long-term expectations regarding annual recurring revenue, product development strategy and expectations regarding artificial intelligence, expectations regarding our strategic partnerships, our expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in billing, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; our expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; our expectation that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; our expectation that we will increase our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and our expectations and intentions with respect to the products and technologies that we acquire and introduce; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel, inflation, interest rate levels, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of current or potential litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2024 to the three and nine months ended April 30, 2023.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. We have been recognized as a leader in network firewalls, SASE, SSE, and SD-WAN. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), Artificial Intelligence for IT Operations (“AIOps”), SaaS Security API, SaaS Security Inline, and Artificial Intelligence (“AI”) Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes the Strata Copilot which provides a natural language interface to simplify and accelerate platform management.
Cloud Security:
•We enable cloud-native security through our Prisma Cloud Code to CloudTM platform. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures multi- and hybrid-cloud environments for applications, data, and the entire cloud native technology stack across the full development lifecycle, from code to cloud. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.
Security Operations:
•We deliver the next generation of security automation, security analytics, endpoint security, and attack surface management solutions through our Cortex portfolio. These include Cortex XSIAM, our AI-driven security operations platform, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex XpanseTM for attack surface management (“ASM”). These products are delivered as SaaS or software subscriptions.
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
For the third quarter of fiscal 2024 and 2023, total revenue was $2.0 billion and $1.7 billion, respectively, representing year-over-year growth of 15.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of April 30, 2024, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $391.0 million, or 19.7% of total revenue, for the third quarter of fiscal 2024. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.6 billion, or 80.3% of total revenue, for the third quarter of fiscal 2024, representing year-over-year growth of 19.6%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker capabilities across the network, endpoints, and the cloud. When end-customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, end-customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in April 2024, we introduced new Cortex XSIAM features that enable security operations teams to identify and remediate cloud threats in real-time.
We believe that the growth of our business and our short-term and long-term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our portfolio and support offerings within existing end-customers, focus on end-customer satisfaction, and address any product vulnerabilities. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results. For additional information regarding the challenges and risks we face, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

	April 30, 2024	July 31, 2023

	(in millions)
Total deferred revenue	$10,167.6	$9,296.4
Cash, cash equivalents, and investments	$6,394.8	$5,437.9

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(dollars in millions)
Total revenue	$1,984.8	$1,720.9	$5,838.0	$4,939.4
Total revenue year-over-year percentage increase	15.3%	24.1%	18.2%	25.0%
Gross margin	74.1%	72.4%	74.6%	71.6%
Operating income	$176.7	$78.7	$445.5	$133.8
Operating margin	8.9%	4.6%	7.6%	2.7%
Billings	$2,334.0	$2,256.2	$6,705.7	$6,034.3
Billings year-over-year percentage increase	3.4%	25.6%	11.1%	26.1%
Cash flow provided by operating activities			$2,744.9	$2,363.4
Free cash flow (non-GAAP)			$2,635.5	$2,254.3
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in millions)
Billings:
Total revenue	$1,984.8	$1,720.9	$5,838.0	$4,939.4
Add: change in total deferred revenue, net of acquired deferred revenue	349.2	535.3	867.7	1,094.9
Billings	$2,334.0	$2,256.2	$6,705.7	$6,034.3

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

	Nine Months Ended April 30,
	2024	2023

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$2,744.9	$2,363.4
Less: purchases of property, equipment, and other assets	109.4	109.1
Free cash flow (non-GAAP)	$2,635.5	$2,254.3
Net cash used in investing activities	$(1,341.4)	$(2,396.4)
Net cash used in financing activities	$(1,163.8)	$(91.5)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$391.0	19.7%	$388.1	22.6%	$1,122.8	19.2%	$1,071.0	21.7%
Subscription and support	1,593.8	80.3%	1,332.8	77.4%	4,715.2	80.8%	3,868.4	78.3%
Total revenue	1,984.8	100.0%	1,720.9	100.0%	5,838.0	100.0%	4,939.4	100.0%
Cost of revenue:
Product	77.9	3.9%	93.4	5.4%	243.5	4.2%	314.0	6.4%
Subscription and support	435.7	22.0%	381.4	22.2%	1,242.0	21.2%	1,088.9	22.0%
Total cost of revenue(1)	513.6	25.9%	474.8	27.6%	1,485.5	25.4%	1,402.9	28.4%
Total gross profit	1,471.2	74.1%	1,246.1	72.4%	4,352.5	74.6%	3,536.5	71.6%
Operating expenses:
Research and development	457.2	23.0%	413.7	24.0%	1,314.6	22.5%	1,189.6	24.1%
Sales and marketing	718.7	36.2%	639.5	37.2%	2,052.2	35.2%	1,880.0	38.1%
General and administrative	118.6	6.0%	114.2	6.6%	540.2	9.3%	333.1	6.7%
Total operating expenses(1)	1,294.5	65.2%	1,167.4	67.8%	3,907.0	67.0%	3,402.7	68.9%
Operating income	176.7	8.9%	78.7	4.6%	445.5	7.6%	133.8	2.7%
Interest expense	(2.3)	(0.1%)	(7.8)	(0.5)%	(8.0)	(0.1%)	(21.5)	(0.4)%
Other income, net	76.8	3.9%	60.1	3.5%	231.8	4.0%	137.5	2.8%
Income before income taxes	251.2	12.7%	131.0	7.6%	669.3	11.5%	249.8	5.1%
Provision for (benefit from) income taxes	(27.6)	(1.3%)	23.2	1.3%	(1,550.6)	(26.5%)	37.8	0.8%
Net income	$278.8	14.0%	$107.8	6.3%	$2,219.9	38.0%	$212.0	4.3%
(1) Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023

	(in millions)
Cost of product revenue	$1.6	$2.5	$6.3	$7.5
Cost of subscription and support revenue	30.0	32.0	91.3	91.5
Research and development	128.2	125.4	386.9	373.1
Sales and marketing	74.3	80.5	229.1	256.3
General and administrative	29.4	36.8	96.2	104.7
Total share-based compensation	$263.5	$277.2	$809.8	$833.1

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$391.0	$388.1	$2.9	0.7%	$1,122.8	$1,071.0	$51.8	4.8%
Product revenue was flat for the three months ended April 30, 2024 compared to the same period in 2023 driven by increased software revenue and increased demand for our new generation of hardware products, offset by decreased demand for our prior generation of hardware products. Product revenue increased for the nine months ended April 30, 2024 compared to the same period in 2023 driven by increased software revenue primarily due to a go-to-market strategy for certain Network Security offerings, and increased demand for our new generation of hardware products, partially offset by decreased demand for our prior generation of hardware products.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,045.6	$838.1	$207.5	24.8%	$3,061.0	$2,417.5	$643.5	26.6%
Support	548.2	494.7	53.5	10.8%	1,654.2	1,450.9	203.3	14.0%
Total subscription and support	$1,593.8	$1,332.8	$261.0	19.6%	$4,715.2	$3,868.4	$846.8	21.9%
Subscription and support revenue increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,359.6	$1,179.2	$180.4	15.3%	$3,980.4	$3,366.9	$613.5	18.2%
EMEA	399.2	332.1	67.1	20.2%	1,170.9	981.5	189.4	19.3%
APAC	226.0	209.6	16.4	7.8%	686.7	591.0	95.7	16.2%
Total revenue	$1,984.8	$1,720.9	$263.9	15.3%	$5,838.0	$4,939.4	$898.6	18.2%
Revenue from the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific and Japan (“APAC”), increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$77.9	$93.4	$(15.5)	(16.6)%	$243.5	$314.0	$(70.5)	(22.5)%
Cost of product revenue decreased for the three months ended April 30, 2024 compared to the same period in 2023 primarily due to decreased demand for our prior generation of hardware products and lower other product costs, partially offset by increased demand for our new generation hardware products. Cost of product revenue decreased for the nine months ended April 30, 2024 compared to the same period in 2023 primarily due to decreased demand for our prior generation of hardware products and lower costs largely driven by an easing of supply chain challenges, partially offset by increased demand for our new generation hardware products.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$435.7	$381.4	$54.3	14.2%	$1,242.0	$1,088.9	$153.1	14.1%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $30.4 million for the three months ended April 30, 2024 compared to the same period in 2023, and increased $78.8 million for the nine months ended April 30, 2024 compared to the same period in 2023. Personnel costs grew $6.5 million for the three months ended April 30, 2024 compared to the same period in 2023, and grew $39.4 million for the nine months ended April 30, 2024 compared to the same period in 2023, primarily due to headcount growth. The increase in cost of subscription and support revenue for the three months ended April 30, 2024 was further driven by amortization of intangible assets from our recent acquisitions.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024		2023		2024		2023
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$313.1	80.1%	$294.7	75.9%	$879.3	78.3%	$757.0	70.7%
Subscription and support	1,158.1	72.7%	951.4	71.4%	3,473.2	73.7%	2,779.5	71.9%
Total gross profit	$1,471.2	74.1%	$1,246.1	72.4%	$4,352.5	74.6%	$3,536.5	71.6%
Product gross margin increased for the three months ended April 30, 2024 compared to the same period in 2023 primarily due to lower other product costs and increased software revenue. Product gross margin increased for the nine months ended April 30, 2024 compared to the same period in 2023 primarily due to lower costs largely driven by an easing of supply chain challenges and increased software revenue.
Subscription and support gross margin increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2024, we expect to recognize approximately $2.2 billion of share-based compensation expense over a weighted-average period of approximately 2.7 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$457.2	$413.7	$43.5	10.5%	$1,314.6	$1,189.6	$125.0	10.5%
Research and development expense increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to increased personnel costs, which grew $29.4 million for the three months ended April 30, 2024 compared to the same period in 2023, and grew $91.1 million for the nine months ended April 30, 2024 compared to the same period in 2023, largely due to headcount growth. The remaining increase in research and development expense was further driven by increased shared costs.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$718.7	$639.5	$79.2	12.4%	$2,052.2	$1,880.0	$172.2	9.2%
Sales and marketing expense increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to increased personnel costs and costs associated with sales and marketing events and go-to-market initiatives. Personnel costs grew $42.7 million for the three months ended April 30, 2024 compared to the same period in 2023, and grew $76.7 million for the nine months ended April 30, 2024 compared to the same period in 2023, largely due to headcount growth. Costs associated with sales and marketing events and go-to-market initiatives grew $22.3 million for the three months ended April 30, 2024 compared to the same period in 2023, and grew $83.7 million for the nine months ended April 30, 2024 compared to the same period in 2023.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$118.6	$114.2	$4.4	3.9%	$540.2	$333.1	$207.1	62.2%
General and administrative expense was relatively flat for the three months ended April 30, 2024 compared to the same period in 2023. General and administrative expense increased for the nine months ended April 30, 2024 compared to the same period in 2023 primarily due to a litigation accrual of $180.5 million during the nine months ended April 30, 2024 relating to an ongoing patent infringement lawsuit.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$2.3	$7.8	$(5.5)	(70.5)%	$8.0	$21.5	$(13.5)	(62.8)%
Interest expense decreased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to conversions of the 2023 Notes prior to or upon maturity in July 2023. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$76.8	$60.1	$16.7	27.8%	$231.8	$137.5	$94.3	68.6%
Other income, net increased for the three and nine months ended April 30, 2024 compared to the same periods in 2023 primarily due to higher interest income as a result of higher interest rates and higher average cash, cash equivalent, and investment balances for the three and nine months ended April 30, 2024 compared to the same periods in 2023.

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for (benefit from) income taxes consists primarily of U.S. taxes, foreign income taxes, and withholding taxes. Our provision for income taxes during fiscal 2024 was offset by tax benefits from the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. A portion of our valuation allowance release is included in our estimated annual effective tax rate. Accordingly, we will continue to realize related tax benefits for the remainder of fiscal 2024, in amounts much less than that recorded during the three months ended January 31, 2024. We continue to maintain a valuation allowance for California and certain foreign deferred tax assets, including net operating loss carryforwards and certain domestic tax credits.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2024	2023	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$(27.6)	$23.2	$(50.8)	(219.0%)	$(1,550.6)	$37.8	$(1,588.4)	*
Effective tax rate	(11.0%)	17.7%			(231.7%)	15.1%
*    Not meaningful
Our benefit from income taxes for the three months ended April 30, 2024 was primarily driven by excess tax benefits from share-based compensation and the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. Our benefit from income taxes for the nine months ended April 30, 2024 was primarily driven by the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	April 30, 2024	July 31, 2023

	(in millions)
Working capital(1)	$(1,166.0)	$(1,689.5)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,373.7	$1,135.3
Investments	5,021.1	4,302.6
Total cash, cash equivalents, and investments	$6,394.8	$5,437.9
(1)Current liabilities included net carrying amounts of convertible senior notes of $1.2 billion and $2.0 billion as of April 30, 2024 and July 31, 2023, respectively. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
As of April 30, 2024, our total cash, cash equivalents, and investments of $6.4 billion were held for general corporate purposes. As of April 30, 2024, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not expected to be material.
Beginning in fiscal 2023, we were required to capitalize and amortize research and development expenses as required by the Tax Cuts and Jobs Act. As a result of this change, we have paid significantly more U.S. cash taxes during the nine months ended April 30, 2024 and we expect our cash tax payments to increase in future periods.

DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three and nine months ended April 30, 2024, holders of the 2025 Notes converted $661.8 million and $834.1 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 4.6 million and 5.7 million shares of our common stock to the holders of the 2025 Notes during the three and nine months ended April 30, 2024, respectively, for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from the corresponding exercise of the note hedges. Subsequent to April 30, 2024, through the filing date of this Quarterly Report on Form 10-Q, $123.2 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending July 31, 2024.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended April 30, 2024, and as a result, holders may convert their 2025 Notes during the fiscal quarter ending July 31, 2024. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $1.2 billion principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending July 31, 2024 or hold the 2025 Notes until maturity on June 1, 2025. As of April 30, 2024, $1.2 billion of our 2025 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of April 30, 2024, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, and November 2023, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.6 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of April 30, 2024, $500.0 million remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2024, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our facilities, with original lease periods expiring through the fiscal year ending July 31, 2036, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of April 30, 2024, we have total operating lease obligations of $432.3 million recorded on our condensed consolidated balance sheet.
As of April 30, 2024, our commitments to purchase products, components, cloud and other services totaled $4.7 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.

CASH FLOWS
The following table summarizes our cash flows for the nine months ended April 30, 2024 and 2023:

	Nine Months Ended April 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$2,744.9	$2,363.4
Net cash used in investing activities	(1,341.4)	(2,396.4)
Net cash used in financing activities	(1,163.8)	(91.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$239.7	$(124.5)
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
Cash provided by operating activities during the nine months ended April 30, 2024 was $2.7 billion, an increase of $381.5 million compared to the same period in 2023. The increase was primarily due to growth of our business as reflected by increases in collections during the nine months ended April 30, 2024, partially offset by higher cash expenditure to support our business growth.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2024 was $1.3 billion, a decrease of $1.1 billion compared to the same period in 2023. The decrease was primarily due to a decrease in purchases of investments, partially offset by an increase in net cash payments for business acquisitions and a decrease in proceeds from sales and maturities of investments during the nine months ended April 30, 2024.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the nine months ended April 30, 2024 was $1.2 billion, an increase of $1.1 billion compared to the same period in 2023. The increase was primarily due to early repayments of our 2025 Notes and an increase in cash used to repurchase our common stock during the nine months ended April 30, 2024.

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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 30, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $73.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $73.8 million increase in the fair market value of the portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2023 to the end of the third quarter of fiscal 2024, our headcount increased from 13,948 to 15,166 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 18.2% and 25.0% for the nine months ended April 30, 2024 and 2023, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.
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
Our future success depends, in part, on our ability to expand the deployment of our portfolio with existing end-customers, especially large enterprise customers, including through our platformization strategy, and create demand for our new offerings, The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. If our efforts to sell additional products and subscriptions to our end-customers are not successful, our revenues may grow more slowly than expected or decline.
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 80.8% of total revenue in the nine months ended April 30, 2024 and 78.3% of total revenue in the nine months ended April 30, 2023. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the nine months ended April 30, 2024, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 46.1% of our total revenue. As of April 30, 2024, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 37.1% of our gross accounts receivable.
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
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects or vulnerabilities may cause our products or subscriptions to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. For example, in April 2024, we became aware of a command injection vulnerability in the GlobalProtect feature of certain versions of our PAN-OS software. To remediate the matter, we published a security advisory to advise customers, provided software updates for affected PAN-OS versions, and are actively engaged in customer outreach, support and remediation efforts for potentially impacted customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russian invasion of Ukraine, there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems. Furthermore, defects or errors in our subscription updates or our products could result in a failure to effectively update end-customers’ hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have varied specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest, for which we have accrued $180.5 million for the verdict amount and estimated interest as of April 30, 2024. In addition, we have been sued for patent infringement by Finjan, Inc. and Lionra Technologies, with trial dates not currently set.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic, and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges, terrorist activities, Russia’s invasion of Ukraine, tensions between China and Taiwan, the hostilities in Israel and the surrounding region, and continued hostilities in the Middle East;
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of April 30, 2024, the total notional amount of our outstanding foreign currency forward contracts was $1.3 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
The GDPR requires, among other things, that personal data be transferred outside of the E.U. (or, in the case of the U.K. GDPR, the U.K.) to the United States and other jurisdictions only where adequate safeguards are implemented or a derogation applies. In practice, we rely on standard contractual clauses approved under the GDPR to carry out such transfers and to receive personal data subject to the GDPR (directly or indirectly) in the United States. In addition, we self-certified to the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which has been approved for transfers of personal data subject to the GDPR to the United States. The EU-U.S. DPF has been recognized as adequate under EU law to allow transfers of personal data from the EU to companies in the U.S. that have self-certified to the framework. However, the EU-U.S. DPF may be subject to legal challenge, which could cause the legal requirements for data transfers from the EU to be uncertain.

Among other effects, we may experience additional costs associated with increased compliance burdens, reduced demand for our offerings from current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, on account of the risks identified in the Schrems II decision, and we may find it necessary or desirable to make further changes to our processing of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Moreover, much like with Schrems II, we anticipate future legal challenges to the approved data transfer mechanisms between Europe and the United States, including a challenge to the EU-U.S. DPF. Such legal challenges could result in additional legal and regulatory risk, compliance costs, and in our business, operating results, and financial condition being harmed.
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. These include laws enacted in at least sixteen states, which all go into effect by January 1, 2026.
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
In June 2020, we issued our 2025 Notes. We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective May 1, 2024 through July 31, 2024, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $1.2 billion principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
As of April 30, 2024, we had $500.0 million available under our share repurchase program which will expire on December 31, 2024 and may be suspended or discontinued at any time without prior notice. Such share repurchase program may be suspended or discontinued by the Company at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
During the three months ended April 30, 2024, holders of the 2025 Notes converted $661.8 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 4.6 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Additionally, during the three months ended April 30, 2024, we issued a total of 11,272 shares of our unregistered common stock in connection with certain of our acquisitions (the “Transactions”). The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2024 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2024 to February 29, 2024(2)	0.4	$284.26	0.4	$873.6
March 1, 2024 to March 31, 2024(2)	1.3	$297.28	1.3	$500.0
April 1, 2024 to April 30, 2024(2)	—	$277.71	—	$500.0
Total	1.7	$293.81	1.7

(1)    In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, and November 2023, we announced additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization to $3.6 billion, with $500.0 million remaining as of April 30, 2024. The expiration date of this repurchase authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
(2)    Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered to satisfy tax withholding requirements during the period was not significant.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the third quarter of fiscal 2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan was Terminated	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Nikesh Arora	Chief Executive Officer	March 27, 2024	Not applicable	December 31, 2025 or when all shares have been sold	2,444,760
William “BJ” Jenkins	President	March 26, 2024	Not applicable	June 30, 2025 or when all shares have been sold	8,054
Nir Zuk	Executive Vice President, Chief Technology Officer	April 1, 2024	Not applicable	June 30, 2025 or when all shares have been sold	432,000
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of fiscal 2024.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2024 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)