Form 10-K
period 2024-07-31
Palo Alto Networks Inc
filed 2024-09-06
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $108.1 billion as of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Global Select Market on such date). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 19, 2024, 325.6 million shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2024.

Part I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including, without limitation, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would,” and similar expressions that convey uncertainty of future events or outcomes.
These forward-looking statements include, but are not limited to, statements concerning the following:
•expectations regarding the cybersecurity landscape;
•expectations regarding our platformization strategy and related progress and opportunities;
•expectations regarding annual recurring revenue and product development strategy;
•expectations regarding artificial intelligence;
•expectations regarding our strategic partnerships;
•expectations regarding drivers of and factors affecting growth in our business;
•statements regarding expected profitability, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity;
•expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions;
•the performance advantages of our products and subscription and support offerings and the potential benefits to our customers;
•expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount;
•expectations that we will continue to expand our global presence;
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
•the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding region, inflation, interest rate levels, growth rates and other conditions, on our operating and financial results and performance;
•the effects of litigation or regulatory developments involving us or affecting our industry; and
•other statements regarding our future operations, financial condition and prospects, and business strategies.
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
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence (“AI”) and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture and makes security faster, less complex, and more cost-effective. We focus on delivering value in four sectors of the cybersecurity industry:
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, AI Runtime Security, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), SaaS Security, and AI Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes the Strata Copilot which provides a natural language interface to simplify and accelerate platform management.
Cloud Security:
•We deliver scalable and comprehensive security across the cloud application development lifecycle through our Code to CloudTM platform, Prisma Cloud. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”), Prisma Cloud secures multi- and hybrid-cloud environments for applications, data, generative AI (“GenAI”) ecosystem, and the entire cloud native technology stack across the full development lifecycle, from code to cloud. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.
Security Operations:
•We deliver the next generation of security operations capabilities that combine security analytics, endpoint security, automation, and attack surface management (“ASM”) solutions through our Cortex® platform. These include Cortex XSIAM®, our AI-driven security operations platform, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for ASM. These products are delivered as software as a service (“SaaS”) or software subscriptions.
Threat Intelligence and Advisory Services (Unit 42):
•Unit 42® brings together world-renowned threat researchers with an elite team of incident responders and security consultants to create an intelligence-driven, response-ready organization to help customers manage cyber risk. Our consultants serve as trusted advisors to our customers by assessing and testing their security controls against the right threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response and managed threat hunting services.

Product, Subscription, and Support
Our customer offerings are available in the form of the product, subscription, and support offerings described below:
PRODUCTS
Hardware and software firewalls. Our ML-Powered Next Generation Firewalls embed machine learning in the core of the firewall and employ inline deep learning in the cloud, empowering our customers to stop zero-day threats in real time, see and secure their entire enterprise including Internet of Things (“IoT”), and reduce errors with automatic policy recommendations. All of our hardware and software firewalls incorporate our PAN-OS® operating system and come with the same rich set of features, ensuring consistent operation across our entire product line. The content, applications, users, and devices—the elements that run a business—become integral components of an enterprise’s security policy via our Content-ID™, App-ID™, User-ID™, and Device-ID technologies. In addition to these components, key features include site-to-site virtual private network (“VPN”), remote access Secure Sockets Layer (“SSL”) VPN, and Quality-of-Service. Our appliances and software are designed for different performance requirements throughout an organization and are classified based on throughput, ranging from our PA-410, which is designed for small organizations and branch offices, to our top-of-the-line PA-7500 Series, which is designed for large-scale data centers and service providers. Our firewalls come in a hardware form factor, a containerized form factor, called CN-Series, as well as a virtual form factor, called VM-Series, that is available for virtualization and cloud environments from companies such as Broadcom Inc., Microsoft Corporation (“Microsoft”), Amazon.com, Inc. (“Amazon”), and Alphabet Inc. (“Alphabet”), and in Kernel-based Virtual Machine /OpenStack environments. We also offer Cloud NGFW, a managed next-generation firewall (“NGFW”) offering, to secure customers’ applications on Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”).
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
Panorama. Panorama is our centralized security management solution for global control of our network security platform. Panorama can be deployed as a virtual appliance or a physical appliance. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Many of our existing deployments continue using Panorama as the security management solution, while new deployments benefit from using Strata Cloud Manager instead for managing network security estate—including our Next-Generation Firewalls and SASE—with a cloud-based, unified management interface.
SUBSCRIPTIONS
We offer a number of subscriptions as part of our network security platform. Of these subscription offerings, cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, SaaS Security Inline, GlobalProtect, Enterprise DLP, AIOps, and AI Runtime Security are sold as options to our hardware and software firewalls, whereas SaaS Security API, AI Access Security, Prisma Access, Prisma SD-WAN, Strata Cloud Manager, Prisma Cloud, Cortex XSIAM, Cortex XDR, Cortex XSOAR, and Cortex Xpanse are sold on a per-user, per-endpoint, or capacity-based basis—and they can be activated by customers with or without our firewalls. Our subscription offerings include:
Cloud-delivered security services:
•Advanced Threat Prevention. This cloud-delivered security service provides intrusion detection and prevention capabilities and blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. It includes mechanisms—such as protocol decoder-based analysis, protocol anomaly-based protection, stateful pattern matching, statistical anomaly detection, heuristic-based analysis, custom vulnerability and spyware “phone home” signatures, and workflows—to manage popular open-source signature formats to extend our coverage. In addition, it offers inline deep learning to deliver real-time detection and prevention of unknown, evasive, and targeted command-and-control (“C2”) communications over HTTP, unknown-TCP, unknown-UDP, and encrypted over SSL. Advanced Threat Prevention is the first offering to protect the enterprise from unknown command and control in real-time.
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
•Advanced DNS Security. This cloud-delivered security service uses machine learning to proactively block malicious domains and stop attacks in progress. Unlike other solutions, it does not require endpoint routing configurations to be maintained and therefore cannot be bypassed. It allows our network security platform access to Domain Name System (“DNS”) signatures that are generated using advanced predictive analysis, machine learning, and malicious domain data from a growing threat intelligence sharing community of which we are a part. Expanded categorization of DNS traffic and comprehensive analytics allow deep insights into threats, empowering security personnel with the context to optimize their security posture. It offers comprehensive DNS attack coverage and includes industry-first protections against multiple emerging DNS-based network attacks, including real-time analysis of DNS response to prevent DNS hijacking.
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
•Enterprise DLP. This cloud-delivered security service provides consistent, reliable protection of sensitive data, such as personally identifiable information and intellectual property, for all traffic types, applications, and users. Native integration with our products makes it simple to deploy, and advanced machine learning minimizes management complexity. Enterprise DLP allows organizations to consistently discover, classify, monitor, and protect sensitive data, wherever it may reside. It helps minimize the risk of a data breach both on-premises and in the cloud—such as in Office/Microsoft 365™, Salesforce®, and Box—and assists in meeting stringent data privacy and compliance regulations, including the E.U. General Data Protection Regulation, the California Consumer Privacy Act, the Payment Card Industry Data Security Standard , HIPAA (Health Insurance Portability and Accountability Act) requirements, and others.
•AI Access Security. GenAI applications can inadvertently expose sensitive company data, such as intellectual property, trade secrets, source code, financial records and customer information, leading to significant business and compliance risks. In addition, public GenAI tools can be exploited to spread malware and compromise cybersecurity defenses. AI Access Security classifies and prioritizes GenAI applications to assess risk, detect anomalies and visualize insights across multiple GenAI-specific attributes. It prevents sensitive data loss and defends against malicious responses, ensuring safe and effective AI adoption.

•AIOps: AIOps is available in both free and licensed premium versions. AIOps redefines network operational experience by empowering security teams to proactively strengthen security posture and resolve network disruptions. AIOps provides continuous best practice recommendations powered by machine learning based on industry standards, security policy context, and advanced telemetry data collected from our network security customers to improve security posture. It also intelligently predicts health, performance, and capacity problems up to seven days in advance and provides actionable insights to resolve the predicted disruptions.
Secure Access Service Edge:
•Prisma Access. Prisma Access is a cloud-delivered security offering that helps organizations deliver consistent security to remote networks and mobile users. Located in more than 100 locations around the world, Prisma Access consistently inspects all traffic across all ports and provides bidirectional networking to enable branch-to-branch and branch-to-headquarter traffic. Prisma Access consolidates point-products into a single converged cloud-delivered offering, transforming network security and allowing organizations to enable secure hybrid workforces. Prisma Access protects all application traffic with complete, best-in-class security while ensuring an exceptional user experience with industry-leading service-level agreements (“SLA”s). With native SASE integration, Prisma Access Browser extends Zero Trust to any device—managed or unmanaged—in minutes. Prisma Access delivers exceptional user experience with a combination of application acceleration—up to 5x faster than direct-to-internet—and Autonomous Digital Experience Management. With these capabilities, Prisma Access delivers an optimized digital experience and application performance to end users.
•Prisma SD-WAN. Our Prisma SD-WAN solution is a next-generation SD-WAN solution that makes the secure cloud-delivered branch possible. Prisma SD-WAN enables organizations to replace traditional Multiprotocol Label Switching based WAN architectures with affordable broadband and internet transport types that promote improved bandwidth availability, redundancy and performance at a reduced cost. Prisma SD-WAN leverages real-time application performance SLAs and visibility to control and intelligently steer application traffic to deliver an exceptional user experience. Prisma SD-WAN also provides the flexibility of deploying with an on-premises controller to help businesses meet their industry-specific security compliance requirements and manage deployments with application-defined policies. Our Prisma SD-WAN simplifies network and security operations using machine learning and automation.
AI Runtime Security:
•AI applications and large language model (“LLM”) models challenge traditional security. Increasingly sophisticated attacks on AI ecosystems require protection from AI applications, models and datasets. AI Runtime Security continuously monitors AI applications, models and datasets for potential threats and anomalies. It quickly adjusts to evolving attack techniques and detects suspicious activities in real time. It shields customers’ AI application ecosystem from AI-specific and conventional network attacks by leveraging real-time, AI-powered security.
Strata Cloud Manager:
•Strata Cloud Manager enables our customers to easily manage their Palo Alto Networks’ Network Security infrastructure—including NGFWs and SASE environment—from the cloud, via one unified management interface. In addition to getting complete visibility, with Strata Cloud Manager, customers can predict and prevent network health issues, strengthen security, and configure and manage their entire network security estate. Strata Copilot, a part of Strata Cloud Manager, helps security teams quickly and easily find, understand and address threats leveraging the power and simplicity of natural language.
Cloud Security:
•Prisma Cloud. Prisma Cloud is a comprehensive CNAPP, securing both cloud-native and lift-and-shift applications across multi- and hybrid-cloud environments. With broad security and compliance coverage and a flexible agentless, as well as agent-based, architecture, Prisma Cloud protects cloud-native applications across their lifecycle from code to cloud. The platform helps developers prevent risks as they code and build the application, secures the software supply chain and the continuous integration and continuous development (“CI/CD”) pipeline, and provides complete visibility and real-time protection for applications running in the cloud.
With its code-to-cloud security capabilities, Prisma Cloud creates a complete security picture by tracing back thousands of cloud risks and vulnerabilities that occur in the application runtime to their origin in the code-and-build phase of the application. Prisma Cloud does this by consolidating multiple code and cloud security technologies such as Software Composition Analysis, Infrastructure as Code security, CI/CD security, secrets scanning, Cloud Security Posture Management, Cloud Identity and Entitlements Management, API security, Vulnerability Management, Cloud Workload Protection, Web Application and API Security, Cloud Network Security, and Cloud Discovery and Exposure Management into a single unified platform. The platform enables organizations to “shift security left” and fix issues at the source (in code) before they proliferate as a large number of risks in the cloud. The contextualized visibility to alerts, attack paths, and vulnerabilities delivered by Prisma Cloud facilitates collaboration between security and development teams to drive down risks and deliver better security outcomes. The context helps security teams block attacks in the cloud runtime and developers fix risks in source code.
A comprehensive library of compliance frameworks included in Prisma Cloud vastly simplifies the task of maintaining compliance. Seamless integration with security orchestration tools ensures rapid remediation of vulnerabilities and security issues.

Further, the Code to Cloud Platform is positioned to secure AI-powered applications for enterprises. In March 2024, we announced limited general availability of data security posture management (“DSPM”) capabilities and in May 2024, we released the early preview of AI security posture management (“AI-SPM”) capabilities to our customers. These features were made available to all customers in our August 2024 software release. Prisma Cloud customers can activate them within the platform to discover, classify, protect, and govern AI-powered applications. DSPM and AI-SPM together provide visibility into the entire GenAI ecosystem, identify LLM vulnerabilities, prioritize misconfiguration risks, reduce the risk of data exposure, and surface compliance violations. The native integration of Prisma Cloud with Cortex XSIAM is further expanded with the recent addition of cloud detection and response (“CDR”) capabilities, providing a broader context to protect, detect, and respond to advanced cloud threats. It also brings together cloud security and security operations teams, fostering strong collaboration.
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
Security Operations:
•Cortex XSIAM. This cloud-based AI-driven security operations platform for the modern SOC harnesses the power of AI to radically improve security outcomes and transform security operations. Cortex XSIAM customers can consolidate multiple products into a single unified platform that delivers security information and event management, extended detection and response (“XDR”), SOAR, network traffic analysis, ASM, threat intelligence management (“TIM”), identity threat detection and response, and CDR. CDR is the latest addition to Cortex XSIAM and XDR that addresses the growing need for security teams to respond to cloud threats with purpose-built SOC tools that seamlessly integrate with their security programs. Cortex XSIAM integrates these capabilities into a single, converged platform built for security operations, enabling organizations to simplify operations, stop threats at scale, and accelerate incident remediation. Cortex XSIAM automates data integration, analysis, and triage to respond to most alerts, enabling analysts to focus on only the incidents that require human intervention.
•Cortex XDR. This cloud-based subscription enables organizations to collect telemetry from endpoint, network, identity and cloud data sources and apply advanced analytics and machine learning, to quickly find and stop targeted attacks, insider abuse, and compromised endpoints. Cortex XDR has two product tiers: XDR Prevent and XDR Pro. XDR Prevent delivers enterprise-class endpoint security focused on preventing attacks. XDR Pro extends endpoint detection and response (“EDR”) to include cross-data analytics for network, cloud, and identity data. Going beyond EDR, Cortex XDR detects the most complex threats using analytics across key data sources and reveals the root cause, which can significantly reduce investigation time as compared to siloed tools and manual processes.
•Cortex XSOAR. Available as a stand-alone cloud-based subscription, an on-premises appliance, or delivered natively through Cortex XSIAM, Cortex XSOAR is a comprehensive SOAR offering that unifies playbook automation, case management, real-time collaboration, and TIM to serve security teams across the incident lifecycle. With Cortex XSOAR, security teams can standardize processes, automate repeatable tasks, and manage incidents across their security product stack to improve response time and analyst productivity. Cortex XSOAR learns from the real-life analyst interactions and past investigations to help SOC teams with analyst assignment suggestions, playbook enhancements, and best next steps for investigations. Many of our customers see significantly faster SOC response times and a significant reduction in the number of SOC alerts which require human intervention.
•Cortex Xpanse. Available as a stand-alone cloud-based subscription and a cloud-based subscription module within Cortex XSIAM, Cortex Xpanse provides ASM, which is the ability for an organization to identify what an attacker would see among all of its sanctioned and unsanctioned Internet-facing assets. In addition, Cortex Xpanse detects risky or out-of-policy communications between Internet-connected assets that can be exploited for data breaches or ransomware attacks. Cortex Xpanse continuously identifies Internet assets, risky services, or misconfigurations in third parties to help secure a supply chain or identify risks for mergers and acquisitions due diligence. Finally, compliance teams use Cortex Xpanse to improve their audit processes and stay in compliance by assessing their access controls against regulatory frameworks.

SUPPORT
Customer Support. Global customer support helps our customers achieve their security outcomes with services and support capabilities covering the customer's entire journey with Palo Alto Networks. This post-sales, global organization advances our customers’ security maturity, supporting them when, where, and how they need it. We offer Standard Support, Premium Support, and Platinum Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer a service offering called Focused Services that includes Customer Success Managers to provide support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for hardware, software, and certain cloud offerings, which includes ongoing security updates, PAN-OS upgrades, bug fixes, and repairs. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of spare appliances and other accessories.
Threat Intelligence, Incident Response and Security Consulting. Unit 42 brings together world-renowned threat researchers, incident responders, and security consultants to create an intelligence-driven, response-ready organization that is passionate about helping clients proactively manage cyber risk. We help security leaders assess and test their security controls, transform their security strategy with a threat-informed approach, and respond to incidents rapidly. The Unit 42 Threat Intelligence team provides threat research that enables security teams to understand adversary intent and attribution, while enhancing protections offered by our products and services to stop advanced attacks. Our security consultants serve as trusted partners with state-of-the-art cyber risk expertise and incident response capabilities, helping customers build effective security programs, uncover critical exposures to prevent incidents, and, should incidents occur, respond to them with speed and confidence.
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
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on developing new hardware and software and on enhancing and improving our existing product and subscription offerings. We believe that hardware and software are both critical to expanding our leadership in the enterprise security industry. Our engineering team has deep networking security, cloud security, endpoint security, security operations, and incident response expertise as well as expertise in AI and machine learning capabilities that are applied across these areas. Our scale and position in multiple areas of the security market enable us to leverage core competencies across hardware, software, and SaaS and also share expertise and research around threats, which allows us to respond to the rapidly changing threat landscape. We supplement our own research and development efforts with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2024, we introduced several new offerings, including: Prisma Cloud Darwin release with newly integrated Code to Cloud intelligence capabilities, PAN-OS 11.2 Quasar, Cortex XSIAM 2.0, new Cortex XSIAM features, Prisma SASE 3.0, and Precision AITM. Additionally, we acquired productive investments that fit well within our long-term strategy. For example, in December 2023, we acquired Dig Security Solutions Ltd. ("Dig"), which we expect will enhance our Prisma Cloud capabilities with a DSPM solution; and we acquired Talon Cyber Security Ltd. (“Talon”), which will support Prisma SASE’s approach to provide secure access to business applications for unmanaged and personal devices with an enterprise browser.
We plan to continue to significantly invest in our research and development efforts as we evolve and extend the capabilities of our portfolio.

INTELLECTUAL PROPERTY
We believe that our intellectual property rights are valuable and important to our business, and that our success depends, in part, on our ability to protect and use our core technology and intellectual property rights. We rely on a combination of trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish, protect and control the use of our proprietary technology and intellectual property rights. We continue to grow our global portfolio of intellectual property rights in connection with our products, services, research and development. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We have registered various trademarks for our company and our products in the United States (“U.S.”) and other jurisdictions internationally. We intend to continue pursuing additional protections for our proprietary technology and intellectual property to the extent we believe it would be beneficial and cost-effective.
Despite our efforts to protect our proprietary technology and intellectual property rights, our rights may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors, third-parties and non-practicing entities, may also claim that our cybersecurity platforms and services infringe their intellectual property rights. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risks Related to Intellectual Property and Technology Licensing” in Part I, Item 1A “Risk Factors” in this Form 10-K.
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
COMPETITION
We operate in the intensely competitive enterprise security industry that is characterized by constant change and innovation. Changes in the application, threat, and technology landscape result in evolving customer requirements for the protection from threats and the safe enablement of applications. Our main competitors fall into four categories:
•large companies that incorporate security features in their products, such as Cisco Systems, Inc. (“Cisco”), Microsoft, Alphabet, or those that have acquired, or may acquire, security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors, such as Check Point Software Technologies Ltd. (“Check Point”), Fortinet, Inc. (“Fortinet”), CrowdStrike Holdings, Inc. (“CrowdStrike”), Zscaler, Inc. (“Zscaler”), and Wiz, Inc. (“Wiz”), that offer a mix of security products;
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
SALES, MARKETING, SERVICES, AND SUPPORT
Customers. Our end-customers are predominantly medium to large enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our portfolio of solutions for a variety of security functions across a variety of deployment scenarios. Typical deployment scenarios include the enterprise network, the enterprise data center, cloud locations, and branch or remote locations. No single end-customer accounted for more than 10% of our total revenue in fiscal 2024, 2023, or 2022.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30 to 90 days written notice prior to the renewal date, and payment to us from the channel partner within 30 to 45 calendar days of the date we issue an invoice for such sales. For fiscal 2024, 59.0% of our total revenue was derived from sales to four distributors.
We also sell our VM-Series virtual firewalls directly to end-customers through Amazon’s AWS Marketplace, Microsoft’s Azure Marketplace, and Alphabet’s Google Cloud Marketplace under a usage-based licensing model.
Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between our end-customers and our marketing and product development organizations. We pursue sales opportunities both through our direct sales force and as assisted by our channel partners, which include resellers, global and regional systems integrators, service providers, and cloud providers. We expect to continue to grow our sales headcount to expand our reach in all key growth sectors.
Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors and channel partners that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing funds, technical and sales training, and support. To promote optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2024, we had more than 6,500 channel partners.
Global Customer Success. Our Global Customer Success organization is responsible for delivering professional, educational, and support services directly to our channel partners and end-customers. We leverage the capabilities of our channel partners and train them in the delivery of professional, educational, and support services to enable these services to be locally delivered. We believe that a broad range of support services is essential to the successful customer deployment and ongoing support of our products, and we have hired support engineers with proven experience to provide those services.

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
Our products and services have been recognized as leading in 24 categories by third-party industry analysts firms that perform independent assessments of these categories. This recognition by third parties is an important measure of validation for our customers.
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
HUMAN CAPITAL
We believe our ongoing success depends on our employees. Development and investment in our people is central to who we are, and will continue to be so. With a global workforce of 15,289 as of July 31, 2024, our People Strategy is a critical element of our overall company strategy. Our People Strategy is a comprehensive approach to source, hire, onboard, develop, listen, and engage employees. Our approach is grounded on core tenets: respect each employee as a unique individual, demonstrate fairness and equity, facilitate personalization whenever possible, and nurture a culture where employees have access to industry-leading professional development programs and are empowered to do the best work of their careers. Our values of disruption, execution, collaboration, inclusion, and integrity were co-created with employees and serve as the foundation of our culture.
Source & Hire. At Palo Alto Networks, sourcing talent with the necessary skills and capabilities to contribute to our culture is central to our talent acquisition strategy, known as “The Way We Hire.” We prioritize internal mobility to foster career growth within Palo Alto Networks, enabling employees to advance through traditional career paths or explore roles across different business functions, at times leading to promotions.
We utilize structured interviewing practices, thorough job analyses, and success profiles to identify high-quality candidates and staff critical roles. Our Global Hiring Committee, introduced in fiscal 2023, plays a key role in maintaining our hiring standards, which help drive objectivity. This group of cross-functional senior leaders reviews every finalist candidate to ensure they meet our criteria and fit well with our company.
Interviewer training is a critical component of our strategy. In fiscal 2024, we began to implement a structured three-tier program to improve interviewer skills, save time across the hiring process, and enhance hiring quality. Interviewers receive learning courses focused on effective feedback and practical assessments; hiring managers are provided with in-depth, in-person training, and hiring champions receive a scenario-based training program.

To attract a diverse range of expertise and perspectives, and reach underrepresented talent, we promote job descriptions across diverse hiring channels, conduct interviews with a diverse slate of panelists, and encourage employee referrals. Our hiring managers also receive unconscious bias training, and our interviewing process emphasizes values and capabilities that support our culture.
Onboard & Develop. Each member of our workforce is unique, and their integration into Palo Alto Networks and career journey involve individual needs, interests, and goals. In response, our development programs are grounded on personalization, flexibility, and choice. From onboarding to professional development, FLEXLearn, our comprehensive platform offers multiple paths to assess, develop, and grow.
Before an employee’s start date, they are provided access to foundational tools to help them prepare to join Palo Alto Networks. We view pre-boarding as fundamental to introducing new employees to our culture, building trust, and facilitating rapid productivity. Welcome Day is a combination of in-person, virtual learning platforms and communication channels that provide new employees with inspirational, often personalized, onboarding experiences that carry on through the first year of employment. We have specialized learning tracks for interns and new graduates that have been recognized as best in class externally to support early-in-career individuals in acclimating to our culture as they progress on their career journey. As part of our merger and acquisition strategy, we have established a robust integration program that works to enable individuals joining our teams to feel part of our culture.
Following onboarding, there are a variety of ways that employees can assess their interests and skills, build a development plan specific to those insights, and continue to grow using FLEXLearn. The platform contains curated content and programs, such as assessment instruments, thousands of courses, workshops, and mentoring and coaching services. Leaders and executives also have access to tools that allow them to identify their strengths and areas for development, and personalized learning tracks that help them deliver maximum personal and team performance. Employees have agency to direct their growth at their pace and choosing. Development information about core business elements, required company-wide compliance training and information about activities on topics ranging from inclusion to well-being and collaboration, are also deployed through FLEXLearn. On average, employees had completed 33 hours of development through the FLEXLearn platform during fiscal 2024.
Listen & Engage. We aim to foster engagement and strive to meet our unique employees where they are, and in ways that help them feel connected to our mission and values. Through our multifaceted approach, we collect, understand, and act on employee feedback. We share and gather information through corporate and functional “All Hands” meetings, digital displays across our sites, our intranet, regular email communications, an active Slack platform, and regular two-way dialogue—such as the small, in-person monthly listening sessions our CEO hosts. We also conduct ad-hoc pulse surveys and offer a peer-to-peer recognition platform.
We also listen to and address engagement through external sources such as Glassdoor, The Best Practice Institute, Comparably, and others. In addition, based on employee participation in an anonymous survey, the Best Practice Institute has certified Palo Alto Networks as “Top 100 Global Most Loved Workplaces” since 2021. Palo Alto Networks has been recognized by Comparably, Human Rights Campaign, Disability:IN, and others as an employer of choice. Our CEO has also earned a 91% employee approval rating on Glassdoor, a top percentile score.
In addition to a comprehensive compensation and diverse benefits program, we believe in an always-on feedback and rewards philosophy. From recurring 1:1 sessions, quarterly performance feedback, semi-annual performance reviews to use of our Cheers for Peers peer recognition program, employees get continuous input about the value they bring to the organization.
These listening and engagement strategies have informed our holistic People Strategy. Based on employee feedback, ratings from external sources, our modest attrition rate compared to market trends, and strong participation in our development and Internal Mobility programs, we believe employees at Palo Alto Networks feel engaged.
Inclusion & Diversity. We are intentional about including diverse points of view, perspectives, experiences, backgrounds, and ideas in our decision-making processes. Our corporate inclusion and diversity (“I&D”) programs are designed to promote a workforce where employees feel safe and where they are encouraged to understand, listen, support, and elevate one another.
We have eleven employee network groups (“ENG”s)that play a vital role in building understanding and awareness. As of July 2024, 26% of our global workforce was involved in at least one ENG. We involve our ENGs in listening sessions with executive teams and they contribute to our annual I&D plans.
Our I&D philosophy is integrated in our programs to source, hire, onboard, develop, listen and engage talent. The diversity of our board of directors, with women representing 40% of our board as of July 31, 2024, is an example of our commitment to I&D.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
We believe integrating environmental, social, and governance (“ESG”) practices throughout our operations builds business resilience and helps manage risk. Our ESG strategy is designed to enhance safety, security, and sustainability for our stakeholders: customers, investors, employees, suppliers and our broader communities. This includes executing a science-based environmental strategy, investing in our global workforce and communities, and operating with integrity. We work to keep our stakeholders informed and maintain their trust by publishing an annual ESG report aligned to globally-recognized ESG reporting frameworks and standards.
Environmental. Palo Alto Networks acknowledges the risk and opportunities associated with climate change and remains committed to doing our part to address the climate crisis by reaching our 1.5°C-aligned and externally verified Science-Based Targets, procuring 100% renewable electricity to run our managed sites by 2030, and working collaboratively across our value chain. Fiscal 2024 is the first full year that we powered our Santa Clara, California headquarters with 100% renewable energy through our local utility provider. Our near-term scope 1, 2, and 3 emissions reduction goals have been verified by the Science Based Targets initiative. We were also recognized by CDP (formerly Carbon Disclosure Project) as a “Climate Change A-List” company and a “Supplier Engagement Leader.” We report progress towards our goals in our annual ESG report.
Social. In addition to our People Strategy described in the section titled “Human Capital” above, we continue to communicate our expectations regarding labor standards, business practices, and workplace health and safety conditions to our supply chain through our Global Supplier Code of Conduct. During fiscal 2024, we maintained our affiliate membership in the Responsible Business Alliance. We also value our role as a trusted corporate citizen and in fiscal 2024 continued to execute our social impact programs. We made charitable grants through our donor-advised fund to support nonprofit organizations providing services in areas such as cybersecurity education and disaster relief. We maintained our work to provide cybersecurity curriculum to schools, universities, and nonprofit organizations to help individuals of all ages protect their digital way of life and to prepare people for careers in cybersecurity. Employees continued to participate in our volunteering and giving programs to positively impact their local communities.
Governance. Integrity is one of our core values. Our corporate behavior and leadership practices model ethical decision-making. All employees are informed about our governance expectations through our Codes of Conduct, compliance training programs, and ongoing communications. Our board of directors is governed by Corporate Governance Guidelines, which are amended from time to time to incorporate best practices in corporate governance. Reinforcing the importance of our ESG performance, the charter of the Governance and Sustainability Committee of the board of directors includes the primary oversight of ESG.
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
•We may have exposure to tax liabilities that are greater than anticipated.
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
•Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, changes in public policies such as domestic and international regulations, taxes, any increases in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, geopolitical turmoil, and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including the hostilities in Israel and the surrounding region, Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about, or changes in, government and trade relationships, policies, and treaties could also lead to worsening economic and market conditions and geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union (the “E.U.”) has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition, and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products, and increased price competition.
Risks Related to Our Business
RISKS RELATED TO OUR GROWTH
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2023 to the end of fiscal 2024, our headcount increased from 13,948 to 15,289 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 16.5% and 25.3% in fiscal 2024 and fiscal 2023, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
To increase our revenue and maintain profitability, we must add new customers. To do so, we must successfully convince prospective customers of the value of adopting our solutions. We are engaging in costly marketing and sales efforts to accelerate platformization and attract new customers, which may fail or may not be as successful as intended or at all. Additionally, prospective customers’ decisions to purchase our solutions depend on a variety of factors, many of which are out of our control. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. For example, prospective customers may face real or perceived switching costs when switching to our solutions from legacy security vendors and products. Deployment of our solutions may require a significant commitment of resources from our customers. Any deterioration in general economic conditions, including as a result of the geopolitical environment or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. If our efforts to attract new customers are not successful, our sales may not grow as quickly as anticipated, or at all, and our business, operating results, and financial condition will be harmed.
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales or renewals of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 80.0% of total revenue in fiscal 2024, 77.1% of total revenue in fiscal 2023, and 75.2% of total revenue in fiscal 2022. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For fiscal 2024, four distributors individually represented 10% or more of our total revenue and in the aggregate represented 59.0% of our total revenue. As of July 31, 2024, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 31.5% of our gross accounts receivable.

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
The industry for enterprise security products is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into four categories:
•large companies that incorporate security features in their products, such as Cisco, Microsoft, Alphabet or those that have acquired, or may acquire, security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent security vendors, such as Check Point, Fortinet, CrowdStrike, Zscaler, and Wiz, that offer a mix of security products;
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

If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies, products, or operations associated with such acquisitions, into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may have difficulty retaining key personnel of the acquired business. We may not successfully evaluate or utilize the acquired technology, products, or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. In addition, any acquisitions may be viewed negatively by our customers, financial markets, or investors and may not ultimately strengthen our competitive position or achieve our goals and business strategy.
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
We have incorporated, and are continuing to develop and deploy, AI into many of our products and solutions, including services that support our products and solutions. We are also incorporating AI into the operations of our business. AI presents challenges and risks that could affect our products and solutions, and the operations of our business. For example, AI algorithms may have flaws, and datasets used to train models may be insufficient or contain biased information. The AI that is being incorporated into our products, solutions, and business operation tools may not be successful or beneficial, and instead may cause technical, legal or ethical problems or result in increased costs. The investments that we are making across our business in AI reflect our ongoing efforts to innovate and provide products and services that are useful to our customers, as well as provide efficiencies in our business. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and we may incur unanticipated liabilities. These efforts could subject us to regulatory risk, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the E.U. and regulations being considered in other jurisdictions, or brand or reputational harm.
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
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects or vulnerabilities may cause our products or subscriptions to become temporarily unavailable, to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic, or the availability of other information technology infrastructure or systems. For example, in April 2024, we became aware of a command injection vulnerability in the GlobalProtect feature of certain versions of our PAN-OS software. To remediate the matter, we published a security advisory to advise customers, provided software updates for affected PAN-OS versions, and are actively engaged in customer outreach, support and remediation efforts for potentially impacted customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russian invasion of Ukraine, there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems.
Furthermore, defects or errors in products or software or updates to those products or software could result in a failure to effectively update end-customers’ hardware and cloud-based products or otherwise cause problems in our customers hardware, networks or information technology infrastructure or systems. The data centers, networks, and cloud infrastructure that we use to deliver our products and services may experience technical failures and downtime or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have varied specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any such technical failure, downtime or failures in general may temporarily or permanently disable our end-customers’ networks, information technology infrastructure or other systems, or expose our end-customers’ networks to attacks from security threats.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest, for which we have accrued $184.4 million for the verdict amount and estimated interest as of July 31, 2024. Additional examples of patent infringement cases have been disclosed in Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K.
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
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. We have filed various applications for certain aspects of our intellectual property. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to comprehensively protect our technology or products and subscriptions. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, which could prevent our patent applications from issuing as patents or invalidate our patents following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additional uncertainty may result from changes to patent-related laws and court rulings in the United States and other jurisdictions. As a result, we may not be able to obtain adequate patent protection or effectively enforce any issued patents.
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
Although we take reasonable steps to monitor our use of open source software to avoid subjecting our products and subscriptions to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and subscriptions. From time to time, there have been claims against companies that distribute or use open source software in their products and subscriptions, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products and subscriptions on terms that are not economically feasible, to reengineer our products and subscriptions, to discontinue the sale of our products and subscriptions if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

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
We depend on manufacturing partners, primarily our EMS provider, Flex, to manufacture our hardware product lines. Our substantial reliance on Flex, as well as other manufacturing partners subjects us to potential concentration risks, such as reduced control over the manufacturing process, quality assurance, product costs, product supply, and timing. Our hardware products are manufactured by our manufacturing partners at facilities located primarily in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our hardware products that are sourced outside the United States may subject us to geopolitical risks, additional logistical risks or risks associated with complying with local rules and regulations in foreign countries.
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
•unexpected changes in, or the application of, foreign and domestic laws and regulations (including intellectual property rights protections), regulatory practices, trade restrictions, and foreign legal requirements, including those applicable to the importation, certification, and localization of our products, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration, such as the Sanctions on Russia, or foreign countries in response to regulatory changes adopted by the current administration; and
•non-compliance with U.S. and foreign laws, including antitrust regulations, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom (“U.K.”) Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices.
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
Our sales contracts are denominated in U.S. dollars, and therefore, our revenue is not subject to foreign currency risk; however, in the event of a strengthening of the U.S. dollar against foreign currencies in which we conduct business, the cost of our products to our end-customers outside of the United States would increase, which could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships or as a result of our acquisitions, may result in foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of July 31, 2024, the total notional amount of our outstanding foreign currency forward contracts was $1.2 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.

We face risks associated with having operations and employees located in Israel.
We have business operations in Israel and intend to continue growing our presence in Israel. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows.
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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes; new, modified or additional laws or regulations may be adopted; and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), both of which impose stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the “E.U. GDPR” or £17.5 million under the “U.K. GDPR,” and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

The GDPR requires, among other things, that personal data be transferred outside of the E.U. (or, in the case of the U.K. GDPR, the U.K.) to the United States and other jurisdictions only where adequate safeguards are implemented or a derogation applies. In practice, we rely on standard contractual clauses approved under the GDPR to carry out such transfers and to receive personal data subject to the GDPR (directly or indirectly) in the United States. In addition, with respect to the personal data that we process on behalf of our customers, we self-certified to the E.U.-U.S. Data Privacy Framework (“E.U.-U.S. DPF”), which has been approved for transfers of personal data subject to the GDPR to the United States. The E.U.-U.S. DPF has been recognized as adequate under the E.U. law to allow transfers of personal data from the E.U. to companies in the U.S. that have self-certified to the framework. However, the E.U.-U.S. DPF may be subject to legal challenge, which could cause the legal requirements for data transfers from the E.U. to be uncertain.
Among other effects, we may experience additional costs associated with increased compliance burdens, reduced demand for our offerings from current or prospective customers in the European Economic Area (“EEA”), Switzerland, and the U.K. (collectively, “Europe”) to use our products, on account of the risks identified in the Schrems II decision, and we may find it necessary or desirable to make further changes to our processing of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Moreover, much like with Schrems II, we anticipate future legal challenges to the approved data transfer mechanisms between Europe and the United States, including a challenge to the E.U.-U.S. DPF. Such legal challenges could result in additional legal and regulatory risk, compliance costs, and in our business, operating results, and financial condition being harmed.
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, additional state privacy laws have been passed and will require potentially substantial efforts to obtain compliance. These include laws enacted in at least 19 states, and six other states have active privacy bills pending in state legislative processes.
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
New legislation affecting the scope of personal data and personal information where we or our customers and partners have operations, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, AI and machine learning, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or uses of data, and may require significant expenditures and efforts in order to comply. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

Tax, Accounting, Compliance, and Regulatory Risks
We may have exposure to tax liabilities that are greater than anticipated.
Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and various other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws, regulations, and policies, including in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed or acquired technology or determining the proper charges for intercompany arrangements, which could increase our worldwide effective tax rate, harm our financial position and operating results, and have a negative effect on our cash flow. For example, beginning in fiscal 2023, we were required to capitalize and amortize research and development expenses as required by the Tax Cuts and Jobs Act. As a result of this change and our increased profitability, we have paid significantly more U.S. cash taxes during fiscal 2024 and we expect our cash tax payments to increase in future periods. Some tax authorities of jurisdictions other than the United States may seek to assert extraterritorial taxing rights on our transactions or operations. It is possible that domestic or international tax authorities may subject us to tax examinations, or audits, and such tax authorities may disagree with certain positions we have taken, and any adverse outcome of such an examination, review or audit could result in additional tax liabilities and penalties and otherwise have a negative effect on our financial position, operating results, and cash flow. Further, the determination of our worldwide provision for or benefit from income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported on our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. In general, if our estimates, judgments or assumptions relating to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
In addition, we are or may become subject to various new and proposed climate-related and other sustainability-related laws and regulations, including, for example, the E.U.’s Corporate Sustainability Reporting Directive. Additional regulation may require us to incur significant additional costs associated with increased compliance burdens, including the implementation of additional internal controls processes and procedures, and impose increased oversight obligations on our management and board of directors, as well as require us to retain third-party experts. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines or litigation, which could negatively impact our business, operating results or financial condition.
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
In June 2020, we issued our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective August 1, 2024 through October 31, 2024, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $1.0 billion principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
As of July 31, 2024, we had $500.0 million available under our share repurchase program. On August 15, 2024, our board of directors authorized a $500.0 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
As a global cybersecurity provider, cybersecurity risk management is an integral part of our overall enterprise risk management program. We recognize the critical importance that a strong cybersecurity risk management program plays in maintaining the trust and confidence of our customers, end users, business partners, stockholders and employees. We have established processes and procedures for identifying, evaluating, and responding to risks from cybersecurity threats, including any potential unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems, data, or information assets.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program includes written policies, standards, and procedures for maintaining data privacy, product security and information security to mitigate cybersecurity risks, and to identify, evaluate and respond to cybersecurity threats, vulnerabilities and incidents. Our cybersecurity risk management program and strategy is implemented across several areas, which include, but are not limited to, the following:
•Information Security. We maintain a written information security program, which provides for policies, standards, guidelines, and administrative, technical and physical safeguards that we believe are reasonably designed, in light of the nature, size and complexity of our operations, to protect the resiliency of our operations and the confidentiality, integrity, and availability of our information systems, data, and information assets. The organizational, administrative and technical measures we implement are based on recognized security frameworks established by the National Institute of Standards and Technology, security measures aligned with the ISO/IEC 27000 series of standards, and other generally recognized industry standards. The program is assessed regularly and in light of new and emerging cybersecurity risks.
•Technical Safeguards and Product Security. We deploy and maintain a variety of technologies to prevent and detect cybersecurity threats across the network, endpoint and cloud. We also apply security-by-design principles in our software development lifecycle, track vulnerabilities of open-source software, and run internal and external network scans at least weekly and after any meaningful change in our network configuration. We conduct regular application security assessments, including our assessments for internet-facing applications that collect, transmit, or display end user data. We also employ tooling in certain areas to help prevent deviations from policy.
•Incident Response and Reporting. We maintain incident response and recovery protocols to enable prompt, effective and orderly identification, evaluation, management, and disposition of actual and potential security threats and incidents, including for purposes of escalation and internal and external-notification steps. We maintain a cross-functional incident response team, including senior representatives from information security, information technology, product, legal, privacy, communications and accounting, that is involved in assessing cybersecurity threats and incidents, assigning severity levels, and evaluating the potential impact, including the potential impact on our business strategy, results of operations and financial condition. This allows for prompt direction of appropriate personnel and resources for incident management and response, and internal notification to appropriate members of management, which may include our chief executive officer, chief product officer, chief information security officer, general counsel, chief financial officer, and/or chief accounting officer, and the security committee of our board of directors (the “Security Committee”). The protocols also establish steps designed to publicly report and/or alert external stakeholders as and when required by applicable law or otherwise determined appropriate.
•Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by certain third parties, including vendors, service providers, suppliers, operations parties, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. This includes a security process to conduct due diligence prior to engaging contractors and vendors and assess the security capabilities of subcontractors and vendors on a periodic basis.
•Risk and Readiness Assessments. We engage in at least quarterly assessments and testing of the effectiveness of our cybersecurity risk management program and incident response protocols that are designed to identify and evaluate vulnerabilities and weaknesses, address cybersecurity threats and test our readiness to respond to cybersecurity incidents. These efforts include, but are not limited to, threat modeling, vulnerability scans, penetration testing, audits, and tabletop exercises. We regularly engage third parties to perform assessments on our cybersecurity measures, such as audits and independent reviews of our compliance with various security compliance standards, including those established by the American Institute of Certified Public Accountants, operating effectiveness and penetration tests. The results of such assessments are reported to management and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
•Awareness and Training. We provide regular training for educating employees about corporate policies and procedures and information security designed to provide our employees with knowledge of best practices and effective tools for safeguarding our data and assets and reducing security risks based on the human threat vector. Our information security compliance training, data protection training, and code of conduct training is mandatory for all employees.

•Governance. As discussed in more detail below under the heading, “Cybersecurity Governance,” our board of directors’ has delegated oversight of enterprise security risk management, including, but not limited to, cybersecurity risk management to the Security Committee. As part of our cybersecurity risk management procedures, senior members of management and the Security Committee are informed regarding security events based on established reporting thresholds, and are provided ongoing updates regarding any such meaningful threat or incident.
We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially impacted or are reasonably likely to materially impact us, including our business strategy, results of operations, or financial condition, to date. However, we face ongoing and increasing cybersecurity risks, including from threat actors that are becoming more sophisticated and effective over time, and we can provide no assurance that there will not be incidents in the future or that past or future threats or incidents will not materially affect us, including our business strategy, results of operations, or financial conditions. For additional information regarding these risks, please refer to Part I, Item 1A, “Risk Factors,” in this Form 10-K, including, but not limited to, the risk factor entitled “A network or data security incident may allow unauthorized access to our network or data, harm our reputation, create additional liability, and adversely impact our financial results.”
Cybersecurity Governance
The Security Committee, which is composed of all of our independent directors, facilitates our board of directors’ responsibility for oversight of security matters, including product security, data security, cybersecurity, security risk management, risk exposure and related controls and enterprise risk management related to these risks. The Security Committee reports regularly to the Board following meetings of the Security Committee with respect to its review and assessment of security matters and other matters that are relevant to the Security Committee’s discharge of its responsibilities. The Security Committee meets quarterly to review with our chief information security officer and other members of management, which may include our chief executive officer, chief product officer, chief financial officer, and general counsel, our cybersecurity programs, cybersecurity risks, mitigation or remediation strategies, and other matters impacting the committee’s responsibilities.
Management is responsible for day-to-day risk management activities, including identifying, assessing and managing our exposure to cybersecurity risks, establishing processes and procedures to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures as needed, and maintaining cybersecurity risk management programs. Our chief information security officer is responsible for defining, overseeing, managing, implementing, and reviewing compliance with the information security programs described above under the heading “Cybersecurity Risk Management and Strategy.” Our chief information security officer receives regular reports from our information security team and monitors the prevention, detection, and mitigation or remediation of cybersecurity risks. In addition, as described in further detail above under the heading “Cybersecurity Risk Management and Strategy,” a cross functional team is involved in assessing and managing the risks from cybersecurity threats and incidents, and reporting information about risks to the Security Committee.
Our information security team consists of dedicated personnel who are experienced information systems security professionals and information security managers with many years of experience across a variety of technology sub-specialties. In particular, our chief information security officer has extensive experience in the management of cybersecurity risk management programs, having served in various roles in information technology and security for over 20 years, including having previously served as the chief security officer of two other publicly traded technology companies. In addition, six of the ten members of our board of directors have expertise in overseeing cybersecurity and information security management.

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
Our common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the symbol “PANW.” Prior to October 22, 2021, our common stock traded on the New York Stock Exchange under the symbol “PANW.”
Holders of Record
As of August 19, 2024, there were 502 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
During the three months ended July 31, 2024, holders of the 2025 Notes converted $199.6 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 1.3 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Additionally, during the three months ended July 31, 2024, we issued a total of 12,841 shares of our unregistered common stock in connection with certain of our acquisitions (the “Transactions”).The Transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transactions were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, and November 2023, we announced additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization to $3.6 billion, with $500.0 million remaining as of July 31, 2024. The expiration date of this repurchase authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended July 31, 2024, we did not repurchase any shares pursuant to our share repurchase program.
Between May 1, 2024 and May 31, 2024, June 1, 2024 and June 30, 2024, and July 1, 2024 and July 31, 2024, shares of restricted stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $308.10 per share, $317.02 per share, and $330.89 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the Nasdaq 100 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Information Technology Index for the five years ended July 31, 2024. This performance graph assumes $100 was invested on July 31, 2019, in each of the common stock of Palo Alto Networks, Inc., the Nasdaq 100 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Palo Alto Networks, Inc. Comparison of Total Return Performance

$500
$400
$300
$200
$100
Index Value ($)
Jul 19
Jul 20
Jul 21
Jul 22
Jul 23
Jul 24
PANW
Nasdaq 100 Index
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	7/31/2019	7/31/2020	7/31/2021	7/31/2022	7/31/2023	7/31/2024
Palo Alto Networks, Inc.	$100.00	$112.97	$176.15	$220.31	$331.01	$430.03
Nasdaq 100 Index	$100.00	$140.37	$193.97	$169.14	$207.66	$257.35
S&P 500 Index	$100.00	$111.96	$152.76	$145.67	$164.63	$201.10
S&P 500 Information Technology Index	$100.00	$138.91	$194.51	$183.79	$233.14	$315.19
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2024 to fiscal 2023. For discussion and analysis related to our financial results comparing fiscal 2023 to 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2023, which was filed with the Securities and Exchange Commission on September 1, 2023.
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
Overview
We empower enterprises, organizations, service providers, and government entities to protect themselves against today’s most sophisticated cyber threats. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by AI and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture and makes security faster, less complex, and more cost-effective. We focus on delivering value in four sectors of the cybersecurity industry:
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, AI Runtime Security, as well as a cloud-delivered SASE. Prisma® Access, our SSE solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise DLP, AIOps, SaaS Security, and AI Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes the Strata Copilot which provides a natural language interface to simplify and accelerate platform management.
Cloud Security:
•We deliver scalable and comprehensive security across the cloud application development lifecycle through our Code to CloudTM platform, Prisma Cloud. As a comprehensive CNAPP, Prisma Cloud secures multi- and hybrid-cloud environments for applications, data, GenAI ecosystem, and the entire cloud native technology stack across the full development lifecycle, from code to cloud. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.

Security Operations:
•We deliver the next generation of security operations capabilities that combine security analytics, endpoint security, automation, and ASM solutions through our Cortex platform. These include Cortex XSIAM, our AI-driven security operations platform, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for SOAR, and Cortex XpanseTM for ASM. These products are delivered as SaaS or software subscriptions.
Threat Intelligence and Advisory Services (Unit 42):
•Unit 42 brings together world-renowned threat researchers with an elite team of incident responders and security consultants to create an intelligence-driven, response-ready organization to help customers manage cyber risk. Our consultants serve as trusted advisors to our customers by assessing and testing their security controls against the right threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response and managed threat hunting services.
For fiscal 2024 and 2023, total revenue was $8.0 billion and $6.9 billion, respectively, representing year-over-year growth of 16.5%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of July 31, 2024, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $1.6 billion or 20.0% of total revenue for fiscal 2024, representing year-over-year growth of 1.6%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $6.4 billion or 80.0% of total revenue for fiscal 2024, representing year-over-year growth of 20.9%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, CASB and AI security capabilities across the network, endpoints, and the cloud. When customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2024, we introduced several new offerings, including: Prisma Cloud Darwin release with newly integrated Code to Cloud intelligence capabilities, PAN-OS 11.2 Quasar, Cortex XSIAM 2.0, new Cortex XSIAM features, Prisma SASE 3.0, and Precision AITM. Additionally, we acquired productive investments that fit well within our long-term strategy. For example, in December 2023, we acquired Dig, which we expect will enhance our Prisma Cloud capabilities with a DSPM solution that is intended to provide customers with visibility into, and secure data stored across, their multi-cloud environments; and we acquired Talon, which will support Prisma SASE’s approach to provide secure access to business applications for unmanaged and personal devices with an enterprise browser. In May 2024, we announced an expanded partnership with International Business Machines Corporation (“IBM”) to deliver AI-powered security outcomes for customers, as part of which we agreed to acquire IBM's QRadar SaaS assets, including QRadar intellectual property rights, customer relationships and customer contracts. On August 31, 2024, we completed the acquisition of IBM’s QRadar SaaS assets and we expect the acquisition will help accelerate the growth of our Cortex XSIAM business.

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

	July 31,
	2024	2023

	(in millions)
Total deferred revenue	$11,480.5	$9,296.4
Cash, cash equivalents, and investments	$6,752.0	$5,437.9

	Year Ended July 31,
	2024	2023	2022

	(dollars in millions)
Total revenue	$8,027.5	$6,892.7	$5,501.5
Total revenue year-over-year percentage increase	16.5%	25.3%	29.3%
Gross margin	74.3%	72.3%	68.8%
Operating income (loss)	$683.9	$387.3	$(188.8)
Operating margin	8.5%	5.6%	(3.4)%
Billings	$10,208.1	$9,194.4	$7,471.5
Billings year-over-year percentage increase	11.0%	23.1%	37.0%
Cash flow provided by operating activities	$3,257.6	$2,777.5	$1,984.7
Free cash flow (non-GAAP)	$3,100.8	$2,631.2	$1,791.9
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

•Billings. We define billings as total revenue plus the change in total deferred revenue, net of acquired deferred revenue, during the period. We have considered billings to be a key metric used by management to manage our business. There are inherent limitations in using billings to evaluate our operating results as the variability in payment terms may cause fluctuation in billings. Beginning in the first fiscal quarter of 2025, billings will no longer be a key financial metric and will no longer be reported. We calculate billings in the following manner:

	Year Ended July 31,
	2024	2023	2022

	(in millions)
Billings:
Total revenue	$8,027.5	$6,892.7	$5,501.5
Add: change in total deferred revenue, net of acquired deferred revenue	2,180.6	2,301.7	1,970.0
Billings	$10,208.1	$9,194.4	$7,471.5
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

	Year Ended July 31,
	2024	2023	2022

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$3,257.6	$2,777.5	$1,984.7
Less: purchases of property, equipment, and other assets	156.8	146.3	192.8
Free cash flow (non-GAAP)	$3,100.8	$2,631.2	$1,791.9
Net cash used in investing activities	$(1,509.9)	$(2,033.8)	$(933.4)
Net cash used in financing activities	$(1,343.1)	$(1,726.3)	$(806.6)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2024		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$1,603.3	20.0%	$1,578.4	22.9%	$1,363.1	24.8%
Subscription and support	6,424.2	80.0%	5,314.3	77.1%	4,138.4	75.2%
Total revenue	8,027.5	100.0%	6,892.7	100.0%	5,501.5	100.0%
Cost of revenue:
Product	348.2	4.3%	418.3	6.1%	455.5	8.3%
Subscription and support	1,711.0	21.4%	1,491.4	21.6%	1,263.2	22.9%
Total cost of revenue(1)	2,059.2	25.7%	1,909.7	27.7%	1,718.7	31.2%
Total gross profit	5,968.3	74.3%	4,983.0	72.3%	3,782.8	68.8%
Operating expenses:
Research and development	1,809.4	22.5%	1,604.0	23.3%	1,417.7	25.8%
Sales and marketing	2,794.5	34.8%	2,544.0	36.9%	2,148.9	39.0%
General and administrative	680.5	8.5%	447.7	6.5%	405.0	7.4%
Total operating expenses(1)	5,284.4	65.8%	4,595.7	66.7%	3,971.6	72.2%
Operating income (loss)	683.9	8.5%	387.3	5.6%	(188.8)	(3.4)%
Interest expense	(8.3)	(0.1)%	(27.2)	(0.4)%	(27.4)	(0.5)%
Other income, net	312.7	3.9%	206.2	3.0%	9.0	0.1%
Income (loss) before income taxes	988.3	12.3%	566.3	8.2%	(207.2)	(3.8)%
Provision for (benefit from) income taxes	(1,589.3)	(19.8)%	126.6	1.8%	59.8	1.1%
Net income (loss)	$2,577.6	32.1%	$439.7	6.4%	$(267.0)	(4.9)%
(1)Includes share-based compensation as follows:

	Year Ended July 31,
	2024	2023	2022

	(in millions)
Cost of product revenue	$7.3	$9.8	$9.3
Cost of subscription and support revenue	121.0	123.4	110.2
Research and development	525.5	488.4	471.1
Sales and marketing	300.8	335.3	304.7
General and administrative	124.1	130.4	118.1
Total share-based compensation	$1,078.7	$1,087.3	$1,013.4

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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$1,603.3	$1,578.4	$24.9	1.6%	$1,578.4	$1,363.1	$215.3	15.8%
Product revenue increased for fiscal 2024 compared to fiscal 2023 driven by increased software revenue primarily due to our go-to-market strategy for certain Network Security offerings, and a change in mix shift within our new generation of hardware products, partially offset by decreased demand for our prior generation of hardware products.
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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$4,188.5	$3,335.4	$853.1	25.6%	$3,335.4	$2,539.0	$796.4	31.4%
Support	2,235.7	1,978.9	256.8	13.0%	1,978.9	1,599.4	379.5	23.7%
Total subscription and support	$6,424.2	$5,314.3	$1,109.9	20.9%	$5,314.3	$4,138.4	$1,175.9	28.4%
Subscription and support revenue increased for fiscal 2024 compared to fiscal 2023 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$5,482.9	$4,719.9	$763.0	16.2%	$4,719.9	$3,802.6	$917.3	24.1%
Europe, the Middle East, and Africa (“EMEA”)	1,602.0	1,359.6	242.4	17.8%	1,359.6	1,055.8	303.8	28.8%
Asia Pacific and Japan (“APAC”)	942.6	813.2	129.4	15.9%	813.2	643.1	170.1	26.5%
Total revenue	$8,027.5	$6,892.7	$1,134.8	16.5%	$6,892.7	$5,501.5	$1,391.2	25.3%
Revenue from the Americas, EMEA and APAC increased year-over-year for fiscal 2024 as we continued to increase investment in our global sales force in order to support our growth and innovation. Our three geographic theaters had similar year-over-year revenue growth rates for fiscal 2024, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$348.2	$418.3	$(70.1)	(16.8)%	$418.3	$455.5	$(37.2)	(8.2)%
Cost of product revenue decreased for fiscal 2024 compared to fiscal 2023 primarily due to decreased demand for our prior generation of hardware products and lower costs largely driven by an easing of supply chain challenges, partially offset by a change in mix shift within our new generation hardware products.
COST OF SUBSCRIPTION AND SUPPORT REVENUE
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, data center and cloud hosting service costs, third-party professional services costs, amortization of acquired intangible assets and capitalized software development costs, customer support and repair costs, and shared costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$1,711.0	$1,491.4	$219.6	14.7%	$1,491.4	$1,263.2	$228.2	18.1%
Cost of subscription and support revenue increased for fiscal 2024 compared to fiscal 2023 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $116.0 million for fiscal 2024 compared to fiscal 2023. Personnel costs grew $48.2 million for fiscal 2024 compared to fiscal 2023, primarily due to headcount growth.

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

	Year Ended July 31,
	2024		2023		2022
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$1,255.1	78.3%	$1,160.1	73.5%	$907.6	66.6%
Subscription and support	4,713.2	73.4%	3,822.9	71.9%	2,875.2	69.5%
Total gross profit	$5,968.3	74.3%	$4,983.0	72.3%	$3,782.8	68.8%
Product gross margin increased for fiscal 2024 compared to fiscal 2023 primarily due to increased software revenue and lower costs largely driven by an easing of supply chain challenges.
Subscription and support gross margin increased for fiscal 2024 compared to fiscal 2023 primarily due to our growth in subscription and support revenue, which outpaced the subscription and support costs.
OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2024, we expect to recognize approximately $2.0 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$1,809.4	$1,604.0	$205.4	12.8%	$1,604.0	$1,417.7	$186.3	13.1%
Research and development expense increased for fiscal 2024 compared to fiscal 2023 primarily due to increased personnel costs, which grew $143.4 million, largely due to headcount growth. The remaining increase in research and development expense was further driven by increased shared costs.

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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$2,794.5	$2,544.0	$250.5	9.8%	$2,544.0	$2,148.9	$395.1	18.4%
Sales and marketing expense increased for fiscal 2024 compared to fiscal 2023 primarily due to increased personnel costs, which grew $117.3 million, largely due to headcount growth. The increase in sales and marketing expense was further driven by increased costs associated with sales and marketing events and go-to-market initiatives.
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

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$680.5	$447.7	$232.8	52.0%	$447.7	$405.0	$42.7	10.5%
General and administrative expenses increased for fiscal 2024 compared to fiscal 2023 primarily due to litigation-related charges of $204.4 million in fiscal 2024. Refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$8.3	$27.2	$(18.9)	(69.5)%	$27.2	$27.4	$(0.2)	(0.7)%
Interest expense decreased for fiscal 2024 compared to fiscal 2023 primarily due to maturity of our 2023 Notes in July 2023 and early conversion of our 2025 Notes in fiscal 2024. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.

OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$312.7	$206.2	$106.5	51.6%	$206.2	$9.0	$197.2	*
*    Not meaningful
Other income, net increased for fiscal 2024 compared to fiscal 2023 primarily due to higher interest income as a result of higher interest rates and higher average cash, cash equivalents, and investments balance for fiscal 2024 compared to fiscal 2023.
PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for (benefit from) income taxes consists primarily of U.S. taxes, foreign income taxes, and withholding taxes. We had a benefit from income taxes during fiscal 2024 primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and U.K. deferred tax assets. We continue to maintain a valuation allowance for California and certain deferred tax assets, including net operating loss carryforwards and certain domestic tax credits.

	Year Ended July 31,				Year Ended July 31,
	2024	2023	Change		2023	2022	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$(1,589.3)	$126.6	$(1,715.9)	*	$126.6	$59.8	$66.8	111.7%
Effective tax rate	(160.8)%	22.4%			22.4%	(28.9)%
*    Not meaningful
Our benefit from income taxes in fiscal 2024 was $1.6 billion, a net change of $1.7 billion compared to a provision for income taxes of $126.6 million in fiscal 2023, primarily due to the release of our valuation allowance in fiscal 2024. This is also the primary driver of the change in our effective tax rate for fiscal 2024 compared to fiscal 2023. Refer to Note 15. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Liquidity and Capital Resources

	July 31,
	2024	2023

	(in millions)
Working capital(1)	$(833.0)	$(1,689.5)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$1,535.2	$1,135.3
Investments	5,216.8	4,302.6
Total cash, cash equivalents, and investments	$6,752.0	$5,437.9
(1)Current liabilities included net carrying amounts of convertible senior notes of $1.0 billion and $2.0 billion as of July 31, 2024 and 2023, respectively. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.
As of July 31, 2024, our total cash, cash equivalents, and investments of $6.8 billion were held for general corporate purposes. As of July 31, 2024, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.

Beginning in fiscal 2023, we were required to capitalize and amortize research and development expenses as required by the Tax Cuts and Jobs Act. As a result of this change and our increased profitability, we have paid significantly more U.S. cash taxes during fiscal 2024 and we expect our cash tax payments to increase in future periods.
DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During fiscal 2024, we repaid in cash $1.0 billion in aggregate principal amount of the 2025 Notes and issued 7.0 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from our exercise of the associated note hedges. Subsequent to July 31, 2024, through the filing date of this Annual Report on Form 10-K, $285.8 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending October 31, 2024.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended July 31, 2024, and as a result, holders may convert their 2025 Notes during the fiscal quarter ending October 31, 2024. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $1.0 billion principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending October 31, 2024 or hold the 2025 Notes until maturity on June 1, 2025. As of July 31, 2024, $1.0 billion of our 2025 Notes remained outstanding. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of July 31, 2024, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 10. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, and November 2023, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.6 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of July 31, 2024, $500.0 million remained available for future share repurchases under this repurchase program. On August 15, 2024, our board of directors authorized a $500.0 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Refer to Note 13. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of July 31, 2024, we have total operating lease obligations of $446.4 million recorded on our consolidated balance sheet.
As of July 31, 2024, our commitments to purchase products, components, cloud and other services totaled $4.8 billion. Refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on these commitments.

CASH FLOWS
The following table summarizes our cash flows for the years ended July 31, 2024, 2023, and 2022:

	Year Ended July 31,
	2024	2023	2022

	(in millions)
Net cash provided by operating activities	$3,257.6	$2,777.5	$1,984.7
Net cash used in investing activities	(1,509.9)	(2,033.8)	(933.4)
Net cash used in financing activities	(1,343.1)	(1,726.3)	(806.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$404.6	$(982.6)	$244.7
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
Cash provided by operating activities during fiscal 2024 was $3.3 billion, an increase of $480.1 million compared to fiscal 2023. The increase was primarily due to growth of our business as reflected by increases in collections during fiscal 2024, partially offset by higher cash expenditure to support our business growth.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2024 was $1.5 billion, a decrease of $523.9 million compared to fiscal 2023. The decrease was primarily due to a decrease in purchases of investments, partially offset by a decrease in proceeds from sales and maturities of investments and an increase in net cash payments for business acquisitions during fiscal 2024.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during fiscal 2024 was $1.3 billion, a decrease of $383.2 million compared to fiscal 2023. The decrease was primarily due to a decrease in repayments of our Notes, partially offset by an increase in cash used to repurchases of our common stock during fiscal 2024.

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

MANUFACTURING PARTNER AND SUPPLIER LIABILITIES
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider, which procures components and assembles our products based on our demand forecasts. These forecasts of future demand are based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. We accrue costs for manufacturing purchase commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Actual component usage and product demand may be materially different from our forecast and could be caused by factors outside of our control, which could have an adverse impact on our results of operations. Through July 31, 2024, we have not accrued significant costs associated with this exposure.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our sales contracts are denominated in U.S. dollars. A portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses have not had a significant impact to our consolidated financial statements.
We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our foreign currency denominated operating expenditures. We also enter into foreign currency derivative contracts that are not designated as hedging instruments to hedge a portion of our outstanding monetary assets and liabilities denominated in foreign currencies. These foreign currency derivative contracts reduce but do not entirely eliminate the effect of foreign exchange rate fluctuations.
A hypothetical 10% change in foreign exchange rates on monetary assets and liabilities would not be material to our financial condition or results of operations after taking into consideration the effect of foreign currency forward contracts in place as of July 31, 2024. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations. Refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $97.8 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $97.8 million increase in the fair market value of the portfolio.
In June 2020, we issued $2.0 billion aggregate principal amount of the 2025 Notes. We carry these instruments at face value less unamortized issuance costs on our consolidated balance sheets. As these instruments have a fixed annual interest rate, we have no financial and economic exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change, and additionally, in the case of the 2025 Notes, when the market price of our common stock fluctuates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 6, 2024 expressed an unqualified opinion thereon.
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
Auditing the Company’s revenue recognition was complex, including the identification and determination of distinct performance obligations and the timing of revenue recognition. For example, there were certain customer arrangements with nonstandard terms and conditions that required judgment to determine the distinct performance obligations and the impact on the timing of revenue recognition.

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
San Mateo, California
September 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2024, and the related notes and our report dated September 6, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
San Mateo, California
September 6, 2024

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (In millions, except per share data)
	July 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,535.2	$1,135.3
Short-term investments	1,043.6	1,254.7
Accounts receivable, net of allowance for credit losses of $7.5 and $7.8 as of July 31, 2024 and July 31, 2023, respectively	2,618.6	2,463.2
Short-term financing receivables, net	725.9	388.8
Short-term deferred contract costs	369.0	339.2
Prepaid expenses and other current assets	557.4	466.8
Total current assets	6,849.7	6,048.0
Property and equipment, net	361.1	354.5
Operating lease right-of-use assets	385.9	263.3
Long-term investments	4,173.2	3,047.9
Long-term financing receivables, net	1,182.1	653.3
Long-term deferred contract costs	562.0	547.1
Goodwill	3,350.1	2,926.8
Intangible assets, net	374.9	315.4
Deferred tax assets	2,399.0	23.1
Other assets	352.9	321.7
Total assets	$19,990.9	$14,501.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$116.3	$132.3
Accrued compensation	554.7	548.3
Accrued and other liabilities	506.7	390.8
Deferred revenue	5,541.1	4,674.6
Convertible senior notes, net	963.9	1,991.5
Total current liabilities	7,682.7	7,737.5
Long-term deferred revenue	5,939.4	4,621.8
Deferred tax liabilities	387.7	28.1
Long-term operating lease liabilities	380.5	279.2
Other long-term liabilities	430.9	86.1
Total liabilities	14,821.2	12,752.7
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of July 31, 2024 and July 31, 2023	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 325.1 and 308.3 shares issued and outstanding as of July 31, 2024 and July 31, 2023, respectively	3,821.1	3,019.0
Accumulated other comprehensive loss	(1.6)	(43.2)
Retained earnings (accumulated deficit)	1,350.2	(1,227.4)
Total stockholders’ equity	5,169.7	1,748.4
Total liabilities and stockholders’ equity	$19,990.9	$14,501.1

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)
	Year Ended July 31,
	2024	2023	2022
Revenue:
Product	$1,603.3	$1,578.4	$1,363.1
Subscription and support	6,424.2	5,314.3	4,138.4
Total revenue	8,027.5	6,892.7	5,501.5
Cost of revenue:
Product	348.2	418.3	455.5
Subscription and support	1,711.0	1,491.4	1,263.2
Total cost of revenue	2,059.2	1,909.7	1,718.7
Total gross profit	5,968.3	4,983.0	3,782.8
Operating expenses:
Research and development	1,809.4	1,604.0	1,417.7
Sales and marketing	2,794.5	2,544.0	2,148.9
General and administrative	680.5	447.7	405.0
Total operating expenses	5,284.4	4,595.7	3,971.6
Operating income (loss)	683.9	387.3	(188.8)
Interest expense	(8.3)	(27.2)	(27.4)
Other income, net	312.7	206.2	9.0
Income (loss) before income taxes	988.3	566.3	(207.2)
Provision for (benefit from) income taxes	(1,589.3)	126.6	59.8
Net income (loss)	$2,577.6	$439.7	$(267.0)
Net income (loss) per share, basic	$8.07	$1.45	$(0.90)
Net income (loss) per share, diluted	$7.28	$1.28	$(0.90)
Weighted-average shares used to compute net income (loss) per share, basic	319.2	303.2	295.6
Weighted-average shares used to compute net income (loss) per share, diluted	354.0	342.3	295.6

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In millions)
	Year Ended July 31,
	2024	2023	2022
Net income (loss)	$2,577.6	$439.7	$(267.0)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments	48.2	(13.0)	(25.0)
Cash flow hedges:
Change in unrealized gains (losses)	(18.9)	(0.2)	(54.0)
Net realized (gains) losses reclassified into earnings	12.3	25.6	33.3
Net change on cash flow hedges	(6.6)	25.4	(20.7)
Other comprehensive income (loss)	41.6	12.4	(45.7)
Comprehensive income (loss)	$2,619.2	$452.1	$(312.7)
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions)
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	291.9	$2,311.2	$(9.9)	$(1,666.8)	$634.5
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	(581.9)	—	266.7	(315.2)
Net loss	—	—	—	(267.0)	(267.0)
Other comprehensive loss	—	—	(45.7)	—	(45.7)
Issuance of common stock in connection with employee equity incentive plans	12.3	137.3	—	—	137.3
Taxes paid related to net share settlement of equity awards	—	(50.3)	—	—	(50.3)
Share-based compensation for equity-based awards	—	1,031.4	—	—	1,031.4
Repurchase and retirement of common stock	(5.4)	(915.0)	—	—	(915.0)
Balance as of July 31, 2022	298.8	1,932.7	(55.6)	(1,667.1)	210.0
Net income	—	—	—	439.7	439.7
Other comprehensive income	—	—	12.4	—	12.4
Issuance of common stock in connection with employee equity incentive plans	11.3	259.7	—	—	259.7
Taxes paid related to net share settlement of equity awards	—	(20.4)	—	—	(20.4)
Share-based compensation for equity-based awards	—	1,097.0	—	—	1,097.0
Repurchase and retirement of common stock	(1.8)	(250.0)	—	—	(250.0)
Settlement of convertible notes	11.4	—	—	—	—
Settlement of note hedges	(11.4)	—	—	—	—
Balance as of July 31, 2023	308.3	3,019.0	(43.2)	(1,227.4)	1,748.4
Net income	—	—	—	2,577.6	2,577.6
Other comprehensive income	—	—	41.6	—	41.6
Issuance of common stock in connection with employee equity incentive plans	9.8	282.7	—	—	282.7
Taxes paid related to net share settlement of equity awards	—	(26.6)	—	—	(26.6)
Share-based compensation for equity-based awards	—	1,115.3	—	—	1,115.3
Repurchase and retirement of common stock	(2.0)	(566.7)	—	—	(566.7)
Settlement of convertible notes	7.0	(2.6)	—	—	(2.6)
Settlement of note hedges	(7.0)	—	—	—	—
Settlement of warrants	9.0	—	—	—	—
Balance as of July 31, 2024	325.1	$3,821.1	$(1.6)	$1,350.2	$5,169.7
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Year Ended July 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$2,577.6	$439.7	$(267.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation for equity-based awards	1,075.4	1,074.5	1,011.1
Deferred income taxes	(2,033.7)	12.5	(3.1)
Depreciation and amortization	283.3	282.2	282.6
Amortization of deferred contract costs	446.0	413.4	362.1
Amortization of debt issuance costs	3.5	6.7	7.2
Reduction of operating lease right-of-use assets	55.3	49.9	54.4
Amortization of investment premiums, net of accretion of purchase discounts	(60.1)	(52.2)	13.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(154.3)	(320.3)	(902.0)
Financing receivables, net	(865.9)	(738.7)	(30.1)
Deferred contract costs	(489.3)	(431.9)	(458.8)
Prepaid expenses and other assets	(134.1)	(270.6)	(110.0)
Accounts payable	(15.0)	1.0	69.3
Accrued compensation	3.8	84.4	30.4
Accrued and other liabilities	384.5	(74.8)	(44.9)
Deferred revenue	2,180.6	2,301.7	1,970.0
Net cash provided by operating activities	3,257.6	2,777.5	1,984.7
Cash flows from investing activities
Purchases of investments	(3,551.3)	(5,460.4)	(2,271.7)
Proceeds from sales of investments	956.2	965.9	449.2
Proceeds from maturities of investments	1,852.6	2,811.5	1,118.9
Business acquisitions, net of cash and restricted cash acquired	(610.6)	(204.5)	(37.0)
Purchases of property, equipment, and other assets	(156.8)	(146.3)	(192.8)
Net cash used in investing activities	(1,509.9)	(2,033.8)	(933.4)
Cash flows from financing activities
Repayments of convertible senior notes	(1,033.7)	(1,692.0)	(0.6)
Repurchases of common stock	(566.7)	(272.7)	(892.3)
Proceeds from sales of shares through employee equity incentive plans	283.9	258.8	136.6
Payments for taxes related to net share settlement of equity awards	(26.6)	(20.4)	(50.3)
Net cash used in financing activities	(1,343.1)	(1,726.3)	(806.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	404.6	(982.6)	244.7
Cash, cash equivalents, and restricted cash—beginning of period	1,142.2	2,124.8	1,880.1
Cash, cash equivalents, and restricted cash—end of period	$1,546.8	$1,142.2	$2,124.8

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$1,535.2	$1,135.3	$2,118.5
Restricted cash included in prepaid expenses and other current assets	11.6	6.9	6.3
Total cash, cash equivalents, and restricted cash	$1,546.8	$1,142.2	$2,124.8

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(27.4)	$(0.3)	$(2.5)
Supplemental disclosures of cash flow information
Cash paid for income taxes	$342.3	$147.1	$34.6
Cash paid for contractual interest	$5.6	$20.2	$20.2
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

As of July 31, 2024, two distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 31.5% of our gross accounts receivable. As of July 31, 2024, no end-customers or channel partners represented 10% or more of our gross financing receivables.
For fiscal 2024, four distributors represented 10% or more of our total revenue, representing 21.2%, 13.2%, 13.2%, and 11.4%, respectively. No single end-customer accounted for more than 10% of our total revenue in fiscal 2024, 2023, or 2022.
We rely on an electronics manufacturing services provider (“EMS provider”) to assemble most of our products and sole source component suppliers for certain components.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges, net of tax effects.
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
Our financial assets and liabilities that are measured at fair value on a recurring basis include marketable securities and derivative financial instruments. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated. Certain certificates of deposit, time deposits, and overnight sweep accounts recorded in cash and cash equivalents and short-term investments are stated at their carrying amounts, which approximate fair value due to their short maturities. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of collectability. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and, where appropriate, reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are charged against the allowance for credit losses. For the years ended July 31, 2024 and 2023, the allowance for credit losses activity was not significant.

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
Derivatives
We are exposed to foreign currency exchange risk, and we use derivative financial instruments to manage our foreign currency exchange risk. Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities on our consolidated balance sheets.
Our revenue is transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our operating expenditures. Gains or losses related to the effective portion of our cash flow hedges are recorded as a component of AOCI on our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction on our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. In the event the underlying hedged transactions do not occur, or it becomes probable that they will not occur within the defined hedge period, the gains or losses on these related cash flow hedges are recognized in other income, net on our consolidated statements of operations. Cash flows from foreign currency derivative contracts designated as cash flow hedges are classified on our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
We also enter into foreign currency derivative contracts to hedge a portion of our outstanding monetary assets and liabilities denominated in foreign currencies. These derivatives are not designated as hedging instruments for accounting purposes, and the related gains and losses are recorded in other income, net on our consolidated statements of operations.
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
We did not recognize any impairment losses on our goodwill, intangible assets, or other long-lived assets during the years ended July 31, 2024, 2023, and 2022.
Manufacturing Partner and Supplier Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we are contractually obligated to purchase manufactured products and components, we generally do not own the components and manufactured products. Product title transfers from our EMS provider to us and immediately to our customers upon shipment. Our EMS provider assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we record a liability for manufacturing purchase commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our manufacturing partners and component suppliers. Through July 31, 2024, we have not accrued any significant costs associated with this exposure.
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
We adopted the new debt guidance using the modified-retrospective approach. The adoption of this standard resulted in an increase to convertible senior notes, net of $444.3 million, a decrease to accumulated deficit of $266.7 million, a decrease to additional paid-in capital of $581.9 million, and a decrease to temporary equity of $129.1 million on August 1, 2021.
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
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. The amortization of deferred contract costs is included in sales and marketing expense on our consolidated statements of operations. Deferred contract costs are periodically reviewed for impairment. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2024, 2023, or 2022.

Software Development Costs
Internally developed software includes security software developed to deliver our cloud-based subscription offerings to our end-customers. These capitalized costs consist of internal compensation-related costs and external direct costs incurred during the application development stage and will be amortized over a useful life of three years. As of July 31, 2024 and 2023, we capitalized as other assets on our consolidated balance sheets $129.2 million and $132.1 million in costs, respectively, net of accumulated amortization, for security software developed to deliver our cloud-based subscription offerings. We recognized amortization expense of $77.2 million, $79.5 million, and $62.4 million related to these capitalized costs as cost of subscription and support revenue on our consolidated statements of operations during the years ended July 31, 2024, 2023, and 2022, respectively.
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
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rates implicit in our leases are not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include adjustments related to lease incentives, prepaid or accrued rent and initial direct lease costs. Operating lease right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Our lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining the lease right-of-use assets and lease liabilities. Operating lease cost is recognized on a straight-line basis over the lease term.
We account for lease and non-lease components as a single lease component and do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. Variable lease payments primarily consist of real estate taxes, common area maintenance charges, and insurance costs.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2024	2023	2022
Revenue:
Americas
United States	$5,134.0	$4,424.2	$3,560.3
Other Americas	348.9	295.7	242.3
Total Americas	5,482.9	4,719.9	3,802.6
Europe, the Middle East, and Africa (“EMEA”)	1,602.0	1,359.6	1,055.8
Asia Pacific and Japan (“APAC”)	942.6	813.2	643.1
Total revenue	$8,027.5	$6,892.7	$5,501.5
The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2024	2023	2022
Revenue:
Product	$1,603.3	$1,578.4	$1,363.1
Subscription and support
Subscription	4,188.5	3,335.4	2,539.0
Support	2,235.7	1,978.9	1,599.4
Total subscription and support	6,424.2	5,314.3	4,138.4
Total revenue	$8,027.5	$6,892.7	$5,501.5

Deferred Revenue
During the years ended July 31, 2024 and 2023, we recognized approximately $4.6 billion and $3.6 billion of revenue pertaining to amounts that were deferred as of July 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations were $12.7 billion as of July 31, 2024, of which we expect to recognize as revenue approximately $5.9 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 and 2023 (in millions):

	July 31, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$494.0	$—	$—	$494.0	$476.1	$—	$—	$476.1
Commercial paper	—	299.6	—	299.6	—	151.4	—	151.4
Corporate debt securities	—	18.2	—	18.2	—	—	—	—
U.S. government and agency securities	—	149.6	—	149.6	—	—	—	—
Total cash equivalents	494.0	467.4	—	961.4	476.1	151.4	—	627.5
Short-term investments:
Certificates of deposit	—	20.6	—	20.6	—	48.1	—	48.1
Commercial paper	—	79.9	—	79.9	—	213.8	—	213.8
Corporate debt securities	—	935.9	—	935.9	—	798.0	—	798.0
U.S. government and agency securities	—	2.7	—	2.7	—	190.6	—	190.6
Non-U.S. government and agency securities	—	4.2	—	4.2	—	—	—	—
Asset-backed securities	—	0.3	—	0.3	—	4.2	—	4.2
Total short-term investments	—	1,043.6	—	1,043.6	—	1,254.7	—	1,254.7
Long-term investments:
Corporate debt securities	—	3,151.3	—	3,151.3	—	2,484.3	—	2,484.3
U.S. government and agency securities	—	19.0	—	19.0	—	22.0	—	22.0
Non-U.S. government and agency securities	—	54.4	—	54.4	—	36.6	—	36.6
Asset-backed securities	—	948.5	—	948.5	—	505.0	—	505.0
Total long-term investments	—	4,173.2	—	4,173.2	—	3,047.9	—	3,047.9
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	4.1	—	4.1	—	19.1	—	19.1
Total prepaid expenses and other current assets	—	4.1	—	4.1	—	19.1	—	19.1

	July 31, 2024				July 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other assets:
Foreign currency forward contracts	—	0.1	—	0.1	—	1.7	—	1.7
Total other assets	—	0.1	—	0.1	—	1.7	—	1.7
Total assets measured at fair value	$494.0	$5,688.4	$—	$6,182.4	$476.1	$4,474.8	$—	$4,950.9

Accrued and other liabilities:
Foreign currency forward contracts	$—	$15.3	$—	$15.3	$—	$18.7	$—	$18.7
Total accrued and other liabilities	—	15.3	—	15.3	—	18.7	—	18.7
Other long-term liabilities:
Foreign currency forward contracts	—	0.9	—	0.9	—	1.6	—	1.6
Total other long-term liabilities	—	0.9	—	0.9	—	1.6	—	1.6
Total liabilities measured at fair value	$—	$16.2	$—	$16.2	$—	$20.3	$—	$20.3

The total estimated fair value of our financing receivables approximates their carrying amounts as of July 31, 2024 and 2023. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
Refer to Note 10. Debt, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2024 and 2023.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities (in millions):

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$299.6	$—	$—	$299.6
Corporate debt securities	18.2	—	—	18.2
U.S. government and agency securities	149.6	—	—	149.6
Total available-for-sale cash equivalents	$467.4	$—	$—	$467.4

Investments:
Certificates of deposit	$20.6	$—	$—	$20.6
Commercial paper	79.9	0.1	(0.1)	79.9
Corporate debt securities	4,065.5	28.3	(6.6)	4,087.2
U.S. government and agency securities	21.9	—	(0.2)	21.7
Non-U.S. government and agency securities	57.9	0.7	—	58.6
Asset-backed securities	943.1	6.3	(0.6)	948.8
Total available-for-sale investments	$5,188.9	$35.4	$(7.5)	$5,216.8

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$151.4	$—	$—	$151.4
Total available-for-sale cash equivalents	$151.4	$—	$—	$151.4

Investments:
Certificates of deposit	$48.1	$—	$—	$48.1
Commercial paper	214.1	—	(0.3)	213.8
Corporate debt securities	3,313.5	1.3	(32.5)	3,282.3
U.S. government and agency securities	214.2	—	(1.6)	212.6
Non-U.S. government and agency securities	37.2	—	(0.6)	36.6
Asset-backed securities	512.0	0.2	(3.0)	509.2
Total available-for-sale investments	$4,339.1	$1.5	$(38.0)	$4,302.6
As of July 31, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $1.5 million, which were related to $949.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.0 million, which were related to $915.3 million of available-for-sale debt securities. As of July 31, 2023, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $30.7 million, which were related to $3.4 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $7.3 million, which were related to $481.8 million of available-for-sale debt securities.
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended July 31, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2024, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,513.3	$1,511.0
Due between one and three years	2,054.2	2,059.9
Due between three and five years	1,782.9	1,804.1
Due between five and ten years	203.5	205.1
Due after ten years	102.4	104.1
Total	$5,656.3	$5,684.2
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our consolidated balance sheets. As of July 31, 2024 and 2023, the carrying amounts of our marketable equity securities were $494.0 million and $476.1 million, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2024, 2023, and 2022.

5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables (in millions):

	July 31,
	2024	2023
Short-term financing receivables, gross	$830.2	$435.1
Unearned income	(95.7)	(42.9)
Allowance for credit losses	(8.6)	(3.4)
Short-term financing receivables, net	$725.9	$388.8
Long-term financing receivables, gross	$1,286.4	$698.6
Unearned income	(94.6)	(39.2)
Allowance for credit losses	(9.7)	(6.1)
Long-term financing receivables, net	$1,182.1	$653.3
The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	July 31, 2024					July 31, 2023
	Fiscal Years Ended July 31,					Fiscal Years Ended July 31,
	2024	2023	2022	2021	Total	2023	2022	2021	2020	Total
1 to 4	$885.9	$477.3	$14.7	$44.4	$1,422.3	$595.8	$50.6	$114.5	$1.2	$762.1
5 to 6	272.2	172.0	21.1	1.1	466.4	219.4	40.1	4.4	1.5	265.4
7 to 10	3.2	25.0	0.3	9.1	37.6	5.6	0.6	17.9	—	24.1
Amortized cost basis of financing receivables	$1,161.3	$674.3	$36.1	$54.6	$1,926.3	$820.8	$91.3	$136.8	$2.7	$1,051.6
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the years ended July 31, 2024 and 2023. Past due amounts on financing receivables were not material as of July 31, 2024 and 2023.
6. Derivative Instruments
As of July 31, 2024 and 2023, the notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $804.8 million and $824.1 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2024 and 2023.
As of July 31, 2024, unrealized gains and losses in AOCI related to our cash flow hedges were a $10.6 million net loss, of which $7.9 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2023, unrealized gains and losses in AOCI related to our cash flow hedges were a $0.7 million net gain.
As of July 31, 2024 and 2023, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $375.6 million and $133.4 million, respectively.
7. Acquisitions
Fiscal 2024
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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$186.4
Identified intangible assets	45.4
Cash and restricted cash	22.1
Net assets acquired	1.5
Total	$255.4
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
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$236.9
Identified intangible assets	131.4
Cash and restricted cash	53.9
Net assets acquired	36.4
Total	$458.6
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
Additional information related to our acquisitions completed in fiscal 2024, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the respective acquisition date, which may result in changes to the amounts and allocations recorded.

8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2024 (in millions):

Amount
Balance as of July 31, 2023	$2,926.8
Goodwill acquired	423.3
Balance as of July 31, 2024	$3,350.1
Purchased Intangible Assets
The following table presents details of our purchased intangible assets (in millions):

	July 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$813.9	$(526.2)	$287.7	$633.2	$(429.4)	$203.8
Customer relationships	172.7	(96.1)	76.6	172.7	(73.9)	98.8
Acquired intellectual property	18.2	(7.9)	10.3	14.6	(6.2)	8.4
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.6)	0.3	0.9	(0.4)	0.5
Total intangible assets subject to amortization	1,015.1	(640.2)	374.9	830.8	(519.3)	311.5
Intangible assets not subject to amortization:
In-process research and development	—	—	—	3.9	—	3.9
Total purchased intangible assets	$1,015.1	$(640.2)	$374.9	$834.7	$(519.3)	$315.4
We recognized amortization expense of $120.9 million, $104.9 million, and $126.9 million for the years ended July 31, 2024, 2023, and 2022, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of July 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Future amortization expense	$374.9	$120.6	$98.8	$71.8	$50.2	$24.2	$9.3

9. Property and Equipment
The following table presents details of our property and equipment, net (in millions):

	July 31,
	2024	2023
Computers, equipment, and software	$466.0	$432.9
Leasehold improvements	274.0	268.9
Land	87.2	87.2
Demonstration units	44.4	46.9
Furniture and fixtures	48.7	46.9
Total property and equipment, gross	920.3	882.8
Less: accumulated depreciation	(559.2)	(528.3)
Total property and equipment, net	$361.1	$354.5
We recognized depreciation expense of $85.1 million, $95.9 million, and $92.8 million related to property and equipment during the years ended July 31, 2024, 2023, and 2022, respectively.
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
Holders of the 2025 Notes may surrender their 2025 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day (the “sale price condition”);
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
Holders of the 2023 Notes were able to early convert their 2023 Notes in fiscal 2023 up to April 1, 2023 as the sales price condition had been met. Conversion requests for the 2023 Notes received on or after April 1, 2023 were settled upon maturity of the 2023 Notes. Holders of the 2025 Notes were able to early convert their 2025 Notes in fiscal 2024 and 2023 as the sales price condition was met. During the years ended July 31, 2024 and 2023, holders of the Notes converted $1.0 billion and $1.7 billion, respectively, in aggregate principal amount of the Notes, which we repaid in cash. We also issued 7.0 million and 11.4 million shares of our common stock to the holders of the Notes during the years ended July 31, 2024 and 2023, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the associated note hedges. Refer to Note 19. Subsequent Events for additional information regarding conversion of the 2025 Notes after July 31, 2024 through the filing date of this Annual Report on Form 10-K.
The sale price condition for the 2025 Notes was met during the fiscal quarters ended July 31, 2024 and 2023, and as a result, holders have the option to convert their 2025 Notes in the fiscal quarter commencing after July 31, 2024 and 2023, respectively. The net carrying amount of the 2025 Notes was classified as a current liability on our consolidated balance sheet as of July 31, 2024 and 2023.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	July 31, 2024	July 31, 2023
Principal	$965.6	$1,999.3
Less: debt issuance costs, net of amortization	(1.7)	(7.8)
Net carrying amount	$963.9	$1,991.5
The total estimated fair value of the 2025 Notes was $3.2 billion and $5.0 billion as of July 31, 2024 and 2023, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes at July 31, 2024 and 2023 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31, 2024			Year Ended July 31, 2023			Year Ended July 31, 2022
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$—	$4.8	$4.8	$11.6	$7.5	$19.1	$12.7	$7.5	$20.2
Amortization of debt issuance costs	—	3.5	3.5	2.6	4.1	6.7	2.8	4.4	7.2
Total interest expense recognized	$—	$8.3	$8.3	$14.2	$11.6	$25.8	$15.5	$11.9	$27.4
Effective interest rate of the liability component	—%	0.6%		0.9%	0.6%		0.9%	0.6%
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
As a result of the conversions of the Notes settled during the years ended July 31, 2024 and 2023, we exercised the corresponding portion of our Note Hedges and received 7.0 million and 11.4 million shares of our common stock during the respective periods.
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
During the year ended July 31, 2024, we net settled all of the 2023 Warrants with 9.0 million shares of our common stock with a fair value of $2.4 billion. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.
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

The borrowings under the 2023 Credit Facility bear interest, at our option, at a base rate plus a spread of 0.000% to 0.375%, or an adjusted term Secured Overnight Financing Rate plus a spread of 1.000% to 1.375%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.090% to 0.150%, depending on our leverage ratio. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions.
As of July 31, 2024, there were no amounts outstanding and we were in compliance with all covenants under the 2023 Credit Agreement.
11. Leases
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through the year ending July 31, 2036. Some of our leases contain rent holiday periods, scheduled rent increases, lease incentives, early termination rights, and/or renewal options.
During the years ended July 31, 2024, 2023, and 2022, our net cost for operating leases was $104.7 million, $91.3 million, and $89.7 million, respectively, primarily consisting of operating lease costs of $75.6 million, $64.2 million, and $67.6 million, respectively. Our net cost for operating leases also included variable lease costs, short-term lease costs, and sublease income in the periods presented.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

	Year Ended July 31,
	2024	2023	2022
Operating cash flows used in payments of operating lease liabilities	$87.4	$82.7	$81.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$177.9	$71.1	$33.0

	July 31, 2024	July 31, 2023
Weighted-average remaining lease term	6.6 years	5.7 years
Weighted-average discount rate	5.3%	4.7%
The following table presents maturities of operating lease liabilities as of July 31, 2024 (in millions):

Amount
Fiscal years ending July 31:
2025	$84.8
2026	91.9
2027	88.0
2028	87.5
2029	42.4
2030 and thereafter	144.2
Total operating lease payments	538.8
Less: imputed interest	(92.4)
Present value of operating lease liabilities	$446.4
Current portion of operating lease liabilities(1)	$65.9
Long-term operating lease liabilities	$380.5
(1)Current portion of operating lease liabilities is included in accrued and other liabilities on our consolidated balance sheet.
As of July 31, 2024, we had additional non-cancelable operating leases for office space that had been signed but had not yet commenced with total future minimum lease payments of $32.7 million. These leases are expected to commence on or after fiscal 2025, with lease terms ranging from four to eight years.

12. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Cloud	$4,275.7	$98.9	$580.2	$518.1	$599.6	$686.1	$1,792.8
Manufacturing	266.0	226.0	40.0	—	—	—	—
Other	135.2	46.7	42.5	32.3	6.8	3.4	3.5
Total purchase commitments	$4,676.9	$371.6	$662.7	$550.4	$606.4	$689.5	$1,796.3
Additionally, we have a $141.2 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest. We have filed motions to overturn the verdict and seek a new trial, which are pending before the court. Three patents are still pending review in the PTO and are currently subject to a stay at the trial court. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office in Germany, to which we filed invalidity challenges. Those matters are still pending.
As of July 31, 2024, we accrued $184.4 million for the verdict amount and estimated interest. The accrual is recorded in other long-term liabilities on our consolidated balance sheets with the corresponding charge included in general and administrative expense on our consolidated statements of operations for the year ended July 31, 2024.

Finjan, Inc. v. Palo Alto Networks
On November 4, 2014, Finjan, Inc., filed a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that our products infringe multiple Finjan patents. The complaint requests injunctive relief, monetary damages, and attorneys fees. A trial date is set for June 9, 2025. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
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
Lionra Technologies v. Palo Alto Networks
On August 29, 2022, Lionra Technologies filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The parties have resolved all pending matters between them as of July 2024. The amounts paid by us to resolve these matters were not material.
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our end-customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments or approved settlements attributable to such claims. Our exposure under these indemnification provisions is generally limited to payments made to us for the alleged infringing products over the preceding twelve months under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of these payments. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in their company capacities. To date, we have not recorded any accruals for loss contingencies associated with indemnification claims or determined that an unfavorable outcome is probable or reasonably possible.
13. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, and November 2023, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million and $316.7 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $3.6 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2024, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. Refer to Note 19. Subsequent Events for additional information regarding the increase to our share repurchase program in August 2024.
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Year Ended July 31,
	2024	2023	2022
Number of shares repurchased	2.0	1.8	5.4
Weighted-average price per share (1)	$284.00	$138.65	$170.83
Aggregate purchase price (1)	$566.7	$250.0	$915.0
(1)Includes transaction costs
During the year ended July 31, 2023, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of July 31, 2024, $500.0 million remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets.

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
During the year ended July 31, 2023, we granted 0.9 million shares of PSUs with both service and market conditions. The market conditions are satisfied when the price of our common stock is equal to or exceeds stock price targets of $233.33, $266.67, $300.00, and $333.33 based on the average closing price for 30 consecutive trading days during the three- or four-year period following the date of grant. Once a market condition is met, its corresponding one-fourth of the awards vest on each anniversary date of the grant date, subject to continued service. As of July 31, 2024, all stock price targets for these PSU awards have been met, and the related shares will vest when the underlying service conditions are satisfied.
During the year ended July 31, 2023, we granted 0.8 million shares of PSUs, which contain service and market conditions. The service conditions are satisfied after a period of five years. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index.
During the years ended July 31, 2024 and 2023, we granted 2.1 million and 1.6 million shares of PSUs, respectively, which contain service, performance and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on revenue growth or billing growth. The market condition is measured based on our TSR relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of July 31, 2024, we have approved an additional 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two years.
We have also granted PSOs with both service and market conditions. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $99.25, $132.33, $165.42, and $198.50 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. Once a market condition is met, its corresponding one-fourth of the PSOs vest on each anniversary date of the grant date, subject to continued service. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant, depending on vesting period. As of July 31, 2024, all of our outstanding PSOs have been fully vested.
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
A total of 32.8 million shares of our common stock are reserved for issuance pursuant to our equity incentive plans as of July 31, 2024.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our initial public offering. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.

Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 1,875 shares per six-month purchase period and $25,000 worth of stock for each calendar year. Shares purchased under our 2012 ESPP during the fiscal years ended July 31, 2024, 2023 and 2022 were 1.1 million, 1.2 million and 2.1 million, at an average exercise price of $160.63 per share, $138.30 per share, and $64.27 per share, respectively.
A total of 18.4 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2024. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 6,000,000 shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
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
Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2024, 2023, and 2022 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2021	0.2	$8.74	0.8	$27.4	8.3	$64.71	4.2	$566.8
Exercised	(0.2)	6.24			—	—
Forfeited	—	—			(0.3)	61.41
Balance—July 31, 2022	0.0	$18.45	0.5	$6.7	8.0	$64.85	3.2	$809.3
Exercised	0.0	18.45			(1.6)	63.39
Balance—July 31, 2023	—	$—	0.0	$—	6.4	$65.20	2.2	$1,184.6
Exercised	—	—			(1.6)	64.84
Balance—July 31, 2024	—	$—	0.0	$—	4.8	$65.33	1.2	$1,244.9
Exercisable—July 31, 2024	—	$—	0.0	$—	4.8	$65.33	1.2	$1,244.9
The intrinsic value of options exercised during the years ended July 31, 2024, 2023, and 2022 was $358.5 million, $237.7 million, and $29.2 million, respectively.

RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2024, 2023, and 2022 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2021	20.7	$85.85	$2,760.2	3.8	$97.64	$498.4
Granted(1)	5.9	164.85		0.8	117.05
Vested(2)	(9.0)	85.69		(1.1)	83.47
Forfeited	(2.8)	95.50		(0.4)	107.31
Balance—July 31, 2022	14.8	$115.51	$2,456.9	3.1	$106.38	$513.7
Granted(1)	5.8	169.04		3.6	142.88
Vested(2)	(7.0)	110.93		(1.3)	112.72
Forfeited	(1.5)	128.05		(0.4)	136.95
Balance—July 31, 2023	12.1	$142.61	$3,013.0	5.0	$128.64	$1,242.3
Granted(1)	4.2	275.51		2.2	182.79
Vested(2)	(5.9)	137.25		(1.6)	114.56
Forfeited	(1.4)	168.24		(0.6)	137.07
Balance—July 31, 2024	9.0	$205.18	$2,924.4	5.0	$155.89	$1,624.2
(1)For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)Includes time-based vesting for PSUs.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2024, 2023, and 2022 was $1.6 billion, $1.3 billion, and $1.6 billion, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the years ended July 31, 2024, 2023, and 2022 was $377.7 million, $218.9 million, and $184.0 million, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our equity incentive plans as of July 31, 2024 (in millions):

Number of shares
Balance—July 31, 2023	12.4
Authorized	5.0
RSUs and PSUs granted	(6.4)
RSUs and PSUs forfeited	2.0
Shares withheld for taxes	0.1
Balance—July 31, 2024	13.1

Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs and PSUs not subject to market conditions is based on the closing market price of our common stock on the date of grant.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the years ended July 31, 2024, 2023, and 2022:

Year Ended July 31,
	2024	2023	2022
Volatility	40.8% - 43.4%	38.3% - 44.8%	36.0% - 41.1%
Expected term (in years)	0.9 - 2.9	1.0 - 5.0	1.4 - 3.0
Dividend yield	—%	—%	—%
Risk-free interest rate	4.4% - 5.3%	3.2% - 4.1%	0.2% - 2.0%
Grant-date fair value per share	$346.92 - $621.21	$91.77 - $280.41	$137.16 - $260.71
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
The fair value of PSOs was estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the PSOs midway between the vesting term and the contractual term. No PSOs were granted during the years ended July 31, 2024, 2023, and 2022.
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Year Ended July 31,
	2024	2023	2022
Volatility	39.6% - 50.0%	38.6% - 44.7%	33.6% - 39.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	—%
Risk-free interest rate	4.6% - 5.5%	3.3% - 5.2%	0.1% - 1.4%
Grant-date fair value per share	$65.61 - $133.32	$48.78 - $74.06	$37.59 - $74.10
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
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2024	2023	2022
Cost of product revenue	$7.3	$9.8	$9.3
Cost of subscription and support revenue	121.0	123.4	110.2
Research and development	525.5	488.4	471.1
Sales and marketing	300.8	335.3	304.7
General and administrative	124.1	130.4	118.1
Total share-based compensation	$1,078.7	$1,087.3	$1,013.4
As of July 31, 2024, total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years. Future grants will increase the amount of compensation expense to be recorded in these periods.

15. Income Taxes
The following table presents the components of income (loss) before income taxes (in millions):

	Year Ended July 31,
	2024	2023	2022
United States	$669.2	$374.3	$(152.3)
Foreign	319.1	192.0	(54.9)
Total	$988.3	$566.3	$(207.2)
The following table summarizes our provision for (benefit from) income taxes (in millions):

	Year Ended July 31,
	2024	2023	2022
Federal:
Current	$213.4	$26.1	$2.6
Deferred	311.7	19.3	(0.3)
State:
Current	101.5	44.0	1.5
Deferred	(172.8)	0.4	0.1
Foreign:
Current	129.6	44.0	58.8
Deferred	(2,172.7)	(7.2)	(2.9)
Total	$(1,589.3)	$126.6	$59.8
For the year ended July 31, 2024, our benefit from income taxes was $1.6 billion, a net change of $1.7 billion compared to a provision for income taxes of $126.6 million for the year ended July 31, 2023, primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom (“U.K.”) deferred tax assets in fiscal 2024, partially offset by the deferred tax provision in our U.S. federal tax provision to recognize the indirect effect on basis differences relating to our global intangible low-taxed income in connection with the release of our valuation allowance in the U.K.
For the year ended July 31, 2023, our provision for income taxes increased compared to the year ended July 31, 2022, primarily due to our profitability in fiscal 2023 and an increase in U.S. taxes driven by capitalization of research and development expenditure with no offsetting deferred benefit due to our valuation allowance.
The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for (benefit from) income taxes:

	Year Ended July 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	3.1	2.8	2.7
Non-U.S. operations	9.5	9.7	(16.5)
Change in valuation allowance	(341.9)	15.5	(158.7)
U.S. effect of foreign deferred tax assets	175.8	—	—
Share-based compensation	(16.9)	(12.6)	83.6
Tax credits	(13.4)	(15.6)	41.5
Non-deductible expenses	1.5	2.3	(2.5)
Other, net	0.5	(0.7)	—
Total	(160.8)%	22.4%	(28.9)%

The following table presents the components of our deferred tax assets and liabilities as of July 31, 2024 and 2023 (in millions):

	July 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$109.7	$88.5
Operating lease liabilities	132.6	94.1
Deferred revenue	1,004.9	708.1
Net operating loss carryforwards	585.2	551.0
Tax credits	175.3	338.9
Capitalized research expenditures	626.6	354.8
Share-based compensation	75.6	66.0
Fixed assets and intangible assets	1,631.7	1,698.3
Gross deferred tax assets	4,341.6	3,899.7
Valuation allowance	(243.4)	(3,586.7)
Total deferred tax assets	4,098.2	313.0
Deferred tax liabilities:
U.S. effect of foreign deferred tax assets	(1,728.5)	—
Operating lease right-of-use assets	(115.8)	(73.5)
Deferred contract costs	(199.1)	(186.7)
Other deferred tax liabilities	(43.5)	(58.2)
Total deferred tax liabilities	(2,086.9)	(318.4)
Net deferred tax assets (liabilities)	$2,011.3	$(5.4)
We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions. Based on our analysis of all positive and negative evidence during the year ended July 31, 2024, we concluded it is more likely than not that our U.S. federal, U.S. states other than California, and U.K. deferred tax assets will be realizable based on our recent profitability and continued forecasted income. In making these judgments, we considered our recent and expected ongoing profitability, which supports our conclusion of the realization of the deferred tax assets. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.
As a result of the valuation allowance release, during the year ended July 31, 2024, we recognized a deferred tax benefit of $3.4 billion for the U.S. federal, U.S. states other than California, and U.K. deferred tax assets. Our U.S. federal and state deferred tax assets largely consist of capitalized research expenditures and accelerated recognition of deferred revenue for tax purposes. U.S. tax carryforwards (including net operating losses and tax credits) are expected to be fully utilized to the extent allowable by law. Our U.K. deferred tax assets largely consist of basis differences in intangible assets and related net operating losses expected to be utilized in the future.
In addition, during the year ended July 31, 2024, we recognized a deferred tax expense of $1.7 billion for the U.S. federal indirect tax effect of foreign deferred taxes consistent with our policy to record deferred taxes for basis differences relating to our global intangible low-taxed income. Accordingly, during the year ended July 31, 2024, we recognized a net tax benefit of $1.7 billion relating to our valuation allowance release. We will continue to monitor the need for a valuation allowance on our deferred tax assets.
As of July 31, 2024, we had federal, state, and foreign net operating loss carryforwards of approximately $46.8 million, $112.8 million, and $2.3 billion, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state net operating loss carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2034 and July 31, 2031, respectively. Our foreign net operating loss will carry forward indefinitely.

As of July 31, 2024, we had federal and state research and development tax credit carryforwards of approximately $70.7 million and $291.2 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2034. The state credit carryforwards have no expiration.
As of July 31, 2024, we had foreign tax credit carryforwards of $1.6 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2029.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of July 31, 2024, we had $454.4 million of unrecognized tax benefits, $200.1 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. As of July 31, 2023, we had $360.0 million of unrecognized tax benefits, $70.4 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. We do not expect the amount of unrecognized tax benefits as of July 31, 2024 to materially change over the next 12 months.
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
We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2024, 2023, and 2022, we recognized an income tax expense of $5.8 million, a net income tax benefit of $4.8 million, and an income tax expense of $5.2 million related to interest and penalties, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $10.9 million and $5.1 million as of July 31, 2024 and 2023, respectively.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2024	2023	2022
Unrecognized tax benefits at the beginning of the period	$360.0	$414.0	$372.9
Additions for tax positions taken in prior years	1.9	7.8	3.5
Reductions for tax positions taken in prior years	(19.8)	(99.8)	(7.4)
Additions for tax positions taken in the current year	112.3	66.9	45.0
Reduction relating to audit settlement	—	(28.9)	—
Unrecognized tax benefits at the end of the period	$454.4	$360.0	$414.0
During the year ended July 31, 2024, increases in uncertain tax positions were primarily due to positions relating to our credits and incentives and intercompany transactions. During the year ended July 31, 2023, our reductions in uncertain tax positions primarily related to settlements with non-U.S. tax authorities and remeasurement of certain unrecognized tax benefits. As a result of our settlement agreements with non-U.S. tax authorities, we paid a total of $39.8 million, including interest and penalties.
Our additions for tax positions taken in the years ended July 31, 2024, 2023 and 2022 were primarily attributable to uncertain tax positions related to tax credits. Our additions for tax positions taken in the year ended July 31, 2024 were further driven by intercompany transactions.
As of July 31, 2024, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.

16. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by basic weighted-average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by diluted weighted-average shares outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. We compute the dilutive effect of shares issuable upon conversion of our convertible senior notes using the if-converted method, and the dilutive effect of warrants related to the issuance of convertible senior notes and equity awards under our employee equity incentive plans using the treasury stock method.
The following table presents the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2024	2023	2022
Net income (loss)	$2,577.6	$439.7	$(267.0)
Weighted-average shares used to compute net income (loss) per share, basic	319.2	303.2	295.6
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	10.4	17.9	—
Warrants related to the issuance of convertible senior notes	12.8	9.3	—
Employee equity incentive plans	11.6	11.9	—
Weighted-average shares used to compute net income (loss) per share, diluted	354.0	342.3	295.6
Net income (loss) per share, basic	$8.07	$1.45	$(0.90)
Net income (loss) per share, diluted	$7.28	$1.28	$(0.90)
The following securities were excluded from the computation of diluted net income (loss) per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Year Ended July 31,
	2024	2023	2022
Convertible senior notes	—	—	39.2
Warrants related to the issuance of convertible senior notes	—	—	39.2
Employee equity incentive plans	2.4	3.9	26.8
Total	2.4	3.9	105.2
17. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2024	2023	2022
Interest income	$317.9	$224.4	$15.6
Foreign currency exchange gains (losses), net	0.2	(7.9)	1.8
Other, net	(5.4)	(10.3)	(8.4)
Total other income, net	$312.7	$206.2	$9.0

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
The following table presents our long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic area (in millions):

	Year Ended July 31,
	2024	2023
Long-lived assets:
United States	$438.9	$400.4
Israel	141.1	76.8
Other countries	167.0	140.6
Total long-lived assets	$747.0	$617.8
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2024, 2023, and 2022.
19. Subsequent Events
Acquisition
On May 15, 2024, we entered into a definitive agreement with International Business Machines Corporation to acquire certain QRadar assets, including intellectual property, customer relationships, and customer contracts. We agreed to pay $500.0 million in cash upon closing, and to make additional post-closing payments contingent upon the migration of QRadar on-premise customers to Cortex XSIAM through December 31, 2027. We expect the acquisition will help accelerate the growth of our Cortex XSIAM business. On August 31, 2024, we completed this acquisition, which will be accounted for as a business combination in the first quarter of fiscal 2025. We are currently in the process of determining the initial purchase accounting for this transaction.
2025 Notes Conversion
Subsequent to July 31, 2024, $285.8 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending October 31, 2024.
Share Repurchase
On August 15, 2024, our board of directors authorized a $500.0 million increase to our share repurchase program, bringing the total remaining authorization for future share repurchases to $1.0 billion. The expiration date of the repurchase authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time without prior notice. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of July 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Plans of Directors and Executive Officers
No directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2024 and is incorporated herein by reference.
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
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-35594	3.1	October 4, 2012

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35594	3.1	May 23, 2022

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 8, 2020.	8-K	001-35594	4.1	June 8, 2020

4.2	Form of Global 0.375% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35594	4.2	June 8, 2020

4.3	Description of Registrant’s Securities.	10-K	001-35594	4.3	September 1, 2023

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2012 Equity Incentive Plan and related form agreements.	10-Q	001-35594	10.2	November 26, 2019

10.3*	Form of 2012 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-35594	10.4	November 19, 2021

10.4*	2021 Equity Incentive Plan, as amended and restated on December 12, 2023.

10.5*	Form of 2021 Equity Incentive Plan Global Stock Option Award Agreement.

10.6*	Form of 2021 Equity Incentive Plan Global Restricted Stock Unit Award Agreement.

10.7*	2012 Employee Stock Purchase Plan, as amended and restated, and related form agreements.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.8*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.9*	Sinefa Group, Inc. 2020 Stock Plan.	S-8	333-251423	99.1	December 17, 2020

10.10*	Expanse Holding Company, Inc. Amended and Restated 2012 Stock Incentive Plan	S-8	333-251425	99.1	December 17, 2020

10.11*	Gamma Networks, Inc. 2018 Stock Option and Grant Plan.	S-8	333-259327	99.1	September 3, 2021

10.12*	Bridgecrew, Inc. 2019 Stock Incentive Plan.	S-8	333-254042	99.1	March 9, 2021

10.13*	Cider Security Ltd. 2020 Equity Incentive Plan.	S-8	333-268931	99.1	December 21, 2022

10.14*	US Sub-Plan to Cider Security Ltd. 2020 Equity Incentive Plan.	S-8	333-268931	99.2	December 21, 2022

10.15*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.16	Clawback Policy, adopted as of August 29, 2017, amended August 14, 2024.

10.17*	Amended and Restated Outside Director Compensation Policy (last amended February 16, 2022).	10-Q	001-35594	10.4	February 23, 2022

10.21*	Continued Service Policy.	10-Q	001-35594	10.3	May 20, 2022

10.22*	Palo Alto Networks, Inc. Deferred Compensation Plan effective June 1, 2022	10-K	001-35594	10.23	September 6, 2022

10.23*	Employment Agreement between Palo Alto Networks (Israel Analytics) Ltd. and Nir Zuk, dated August 18, 2020.	10-Q	001-35594	10.1	November 19, 2020

10.24*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.25*	Offer Letter between the Registrant and Josh Paul, dated August 5, 2021.	8-K	001-35594	10.1	September 8, 2021

10.26*	Confirmatory Employment Letter with Updated Change in Control Protection between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.27*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated March 17, 2021.	8-K	001-35594	10.1	March 19, 2021

10.28*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated February 18, 2022.	10-Q	001-35594	10.1	May 20, 2022

10.29*	Employment Offer Letter by and between the Registrant and William “BJ” Jenkins, dated July 27, 2021.	8-K	001-35594	10.1	August 12, 2021

10.30*	Addendum to Employment Offer Letter between the Registrant and William “BJ” Jenkins, dated February 18, 2022.	10-Q	001-35594	10.2	May 20, 2022

10.31*	Form of Offer Letter between the Registrant and its directors.	10-K	001-35594	10.27	September 3, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.32**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.33	Vendor Information Security Terms between the Registrant and Flextronics Telecom Systems Ltd., dated July 23, 2021.	10-K	001-35594	10.29	September 3, 2021

10.34	Form of Convertible Note Hedge Confirmation.	8-K	001-35594	10.2	June 8, 2020

10.35	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 8, 2020

10.36	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.37	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

10.38	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.39	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K/A	001-35594	10.1	October 19, 2015

10.40	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.41	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.42	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.43	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.44	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.45	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.46	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.47	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.48	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.49	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.50	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.51	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

10.52	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.53	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.54	Credit Agreement, dated as of April 13, 2023 among the Registrant, the lenders party thereto and Wells Fargo, National Association, as administrative agent.	8-K	001-35594	10.1	April 19, 2023

19.1**	Insider Trading Policy and Requirements for Trading Plans

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2024
Nikesh Arora

/s/ DIPAK GOLECHHA	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	September 6, 2024
Dipak Golechha

/s/ JOSH PAUL	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)	September 6, 2024
Josh Paul

/s/ NIR ZUK	Chief Technology Officer and Director	September 6, 2024
Nir Zuk

/s/ APARNA BAWA	Director	September 6, 2024
Aparna Bawa

/s/ JOHN M. DONOVAN	Director	September 6, 2024
John M. Donovan

/s/ CARL ESCHENBACH	Director	September 6, 2024
Carl Eschenbach

/s/ DR. HELENE D. GAYLE	Director	September 6, 2024
Dr. Helene D. Gayle

/s/ JAMES J. GOETZ	Director	September 6, 2024
James J. Goetz

/s/ RT HON SIR JOHN KEY	Director	September 6, 2024
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	September 6, 2024
Mary Pat McCarthy

/s/ LORRAINE TWOHILL	Director	September 6, 2024
Lorraine Twohill