Form 10-Q
period 2024-10-31
Palo Alto Networks Inc
filed 2024-11-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 13, 2024 was 328.1 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	October 31, 2024	July 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,282.8	$1,535.2
Short-term investments	1,108.2	1,043.6
Accounts receivable, net of allowance for credit losses of $8.6 and $7.5 as of October 31, 2024 and July 31, 2024, respectively	1,132.9	2,618.6
Short-term financing receivables, net	805.1	725.9
Short-term deferred contract costs	367.6	369.0
Prepaid expenses and other current assets	546.1	557.4
Total current assets	6,242.7	6,849.7
Property and equipment, net	361.0	361.1
Operating lease right-of-use assets	389.0	385.9
Long-term investments	4,119.7	4,173.2
Long-term financing receivables, net	1,092.2	1,182.1
Long-term deferred contract costs	531.9	562.0
Goodwill	4,050.8	3,350.1
Intangible assets, net	809.6	374.9
Deferred tax assets	2,397.5	2,399.0
Other assets	380.2	352.9
Total assets	$20,374.6	$19,990.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$211.6	$116.3
Accrued compensation	354.5	554.7
Accrued and other liabilities	683.1	506.7
Deferred revenue	5,507.7	5,541.1
Convertible senior notes, net	645.8	963.9
Total current liabilities	7,402.7	7,682.7
Long-term deferred revenue	5,585.9	5,939.4
Deferred tax liabilities	250.8	387.7
Long-term operating lease liabilities	379.6	380.5
Other long-term liabilities	843.8	430.9
Total liabilities	14,462.8	14,821.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of October 31, 2024 and July 31, 2024	—	—
Common stock and additional paid-in capital; $0.0001 par value; 1,000.0 shares authorized; 327.7 and 325.1 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	4,214.9	3,821.1
Accumulated other comprehensive loss	(4.0)	(1.6)
Retained earnings	1,700.9	1,350.2
Total stockholders’ equity	5,911.8	5,169.7
Total liabilities and stockholders’ equity	$20,374.6	$19,990.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended October 31,
	2024	2023
Revenue:
Product	$353.8	$341.1
Subscription and support	1,785.0	1,537.0
Total revenue	2,138.8	1,878.1
Cost of revenue:
Product	75.0	77.4
Subscription and support	479.1	395.4
Total cost of revenue	554.1	472.8
Total gross profit	1,584.7	1,405.3
Operating expenses:
Research and development	480.4	409.5
Sales and marketing	720.1	660.5
General and administrative	97.7	120.1
Total operating expenses	1,298.2	1,190.1
Operating income	286.5	215.2
Interest expense	(1.2)	(2.9)
Other income, net	83.3	70.3
Income before income taxes	368.6	282.6
Provision for income taxes	17.9	88.4
Net income	$350.7	$194.2
Net income per share, basic	$1.07	$0.63
Net income per share, diluted	$0.99	$0.56
Weighted-average shares used to compute net income per share, basic	326.8	310.1
Weighted-average shares used to compute net income per share, diluted	354.5	349.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended October 31,
	2024	2023
Net income	$350.7	$194.2
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	(3.6)	(18.2)
Cash flow hedges:
Change in unrealized gains (losses)	—	(40.9)
Net realized (gains) losses reclassified into earnings	1.2	9.3
Net change on cash flow hedges	1.2	(31.6)
Other comprehensive loss	(2.4)	(49.8)
Comprehensive income	$348.3	$144.4

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended October 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	325.1	$3,821.1	$(1.6)	$1,350.2	$5,169.7
Net income	—	—	—	350.7	350.7
Other comprehensive loss	—	—	(2.4)	—	(2.4)
Issuance of common stock in connection with employee equity incentive plans	2.6	120.7	—	—	120.7
Taxes paid related to net share settlement of equity awards	—	(21.4)	—	—	(21.4)
Share-based compensation for equity-based awards	—	294.6	—	—	294.6
Settlement of convertible notes	2.3	(0.1)	—	—	(0.1)
Settlement of note hedges	(2.3)	—	—	—	—
Balance as of October 31, 2024	327.7	$4,214.9	$(4.0)	$1,700.9	$5,911.8

	Three Months Ended October 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	308.3	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	194.2	194.2
Other comprehensive loss	—	—	(49.8)	—	(49.8)
Issuance of common stock in connection with employee equity incentive plans	2.6	87.0	—	—	87.0
Taxes paid related to net share settlement of equity awards	—	(15.5)	—	—	(15.5)
Share-based compensation for equity-based awards	—	273.1	—	—	273.1
Repurchase and retirement of common stock	(0.3)	(66.7)	—	—	(66.7)
Settlement of convertible notes	0.3	(0.2)	—	—	(0.2)
Settlement of note hedges	(0.3)	—	—	—	—
Settlement of warrants	3.1	—	—	—	—
Balance as of October 31, 2023	313.7	$3,296.7	$(93.0)	$(1,033.2)	$2,170.5

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Three Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net income	$350.7	$194.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	294.3	271.0
Deferred income taxes	(137.4)	(0.3)
Depreciation and amortization	83.9	64.3
Amortization of deferred contract costs	110.4	105.5
Amortization of debt issuance costs	0.5	1.0
Change in fair value of contingent consideration liability	6.3	—
Reduction of operating lease right-of-use assets	16.0	12.4
Amortization of investment premiums, net of accretion of purchase discounts	(15.0)	(14.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,485.7	1,050.2
Financing receivables, net	10.7	(43.6)
Deferred contract costs	(78.9)	(63.3)
Prepaid expenses and other assets	(3.6)	54.0
Accounts payable	96.8	(0.4)
Accrued compensation	(200.2)	(216.9)
Accrued and other liabilities	(94.0)	(33.8)
Deferred revenue	(416.6)	146.4
Net cash provided by operating activities	1,509.6	1,526.0
Cash flows from investing activities
Purchases of investments	(660.0)	(854.7)
Proceeds from sales of investments	291.3	304.6
Proceeds from maturities of investments	369.0	457.9
Business acquisitions, net of cash and restricted cash acquired	(500.0)	—
Purchases of property, equipment, and other assets	(44.1)	(36.8)
Net cash used in investing activities	(543.8)	(129.0)
Cash flows from financing activities
Repayments of convertible senior notes	(319.0)	(46.0)
Repurchases of common stock	—	(66.7)
Proceeds from sales of shares through employee equity incentive plans	120.7	86.4
Payments for taxes related to net share settlement of equity awards	(21.4)	(15.5)
Net cash used in financing activities	(219.7)	(41.8)
Net increase in cash, cash equivalents, and restricted cash	746.1	1,355.2
Cash, cash equivalents, and restricted cash - beginning of period	1,546.8	1,142.2
Cash, cash equivalents, and restricted cash - end of period	$2,292.9	$2,497.4

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,282.8	$2,491.4
Restricted cash included in prepaid expenses and other current assets	10.1	6.0
Total cash, cash equivalents, and restricted cash	$2,292.9	$2,497.4

Non-cash investing and financing activities
Contingent consideration for a business acquisition	$(648.9)	$—
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 6, 2024. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis. Management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of contingent consideration liability, the assessment of recoverability of our intangibles and goodwill, valuation allowance against deferred tax assets, manufacturing partner and supplier liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, except for the update to the disclosure of our accounting policies as described below resulting from our recent acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”). Refer to Note 7. Acquisition for additional information.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed, including contingent consideration, generally based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Contingent consideration obligations incurred in connection with a business combination are recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies have been resolved, with the change in fair value recognized in general and administrative expense on our condensed consolidated statements of operations. Payments not made soon after the acquisition date to settle a contingent consideration liability are classified as cash flows from financing activities up to the amount of the contingent consideration liability recognized at the acquisition date.

Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for our annual period in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026, and requires retrospective application for all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance that requires consistent categories and greater disaggregation of information in the effective tax rate reconciliation and additional disclosures of income taxes paid by jurisdiction. The standard is effective for our annual period in fiscal 2026 and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2024	2023
Revenue:
Americas
United States	$1,344.1	$1,204.3
Other Americas	98.0	82.3
Total Americas	1,442.1	1,286.6
Europe, the Middle East, and Africa (“EMEA”)	441.4	364.9
Asia Pacific and Japan (“APAC”)	255.3	226.6
Total revenue	$2,138.8	$1,878.1
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2024	2023
Revenue:
Product	$353.8	$341.1
Subscription and support
Subscription	1,191.8	988.3
Support	593.2	548.7
Total subscription and support	1,785.0	1,537.0
Total revenue	$2,138.8	$1,878.1
Deferred Revenue
During the three months ended October 31, 2024 and 2023, we recognized approximately $1.6 billion and $1.4 billion of revenue pertaining to amounts that were deferred as of July 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations were $12.6 billion as of October 31, 2024, of which we expect to recognize as revenue approximately $5.9 billion over the next 12 months and the remainder thereafter.

3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 and July 31, 2024 (in millions):

	October 31, 2024				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,105.3	$—	$—	$1,105.3	$494.0	$—	$—	$494.0
Commercial paper	—	228.7	—	228.7	—	299.6	—	299.6
Corporate debt securities	—	34.2	—	34.2	—	18.2	—	18.2
U.S. government and agency securities	—	74.8	—	74.8	—	149.6	—	149.6
Total cash equivalents	1,105.3	337.7	—	1,443.0	494.0	467.4	—	961.4
Short-term investments:
Certificates of deposit	—	15.7	—	15.7	—	20.6	—	20.6
Commercial paper	—	36.1	—	36.1	—	79.9	—	79.9
Corporate debt securities	—	1,037.5	—	1,037.5	—	935.9	—	935.9
U.S. government and agency securities	—	4.2	—	4.2	—	2.7	—	2.7
Non-U.S. government and agency securities	—	—	—	—	—	4.2	—	4.2
Asset-backed securities	—	14.7	—	14.7	—	0.3	—	0.3
Total short-term investments	—	1,108.2	—	1,108.2	—	1,043.6	—	1,043.6
Long-term investments:
Corporate debt securities	—	3,095.2	—	3,095.2	—	3,151.3	—	3,151.3
U.S. government and agency securities	—	17.7	—	17.7	—	19.0	—	19.0
Non-U.S. government and agency securities	—	39.1	—	39.1	—	54.4	—	54.4
Asset-backed securities	—	967.7	—	967.7	—	948.5	—	948.5
Total long-term investments	—	4,119.7	—	4,119.7	—	4,173.2	—	4,173.2
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	5.3	—	5.3	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	5.3	—	5.3	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	—	—	—	—	0.1	—	0.1
Total other assets	—	—	—	—	—	0.1	—	0.1
Total assets measured at fair value	$1,105.3	$5,570.9	$—	$6,676.2	$494.0	$5,688.4	$—	$6,182.4

	October 31, 2024				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Accrued and other liabilities:
Foreign currency forward contracts	$—	$11.8	$—	$11.8	$—	$15.3	$—	$15.3
Contingent consideration	—	—	238.5	238.5	—	—	—	—
Total accrued and other liabilities	—	11.8	238.5	250.3	—	15.3	—	15.3
Other long-term liabilities:
Foreign currency forward contracts	—	—	—	—	—	0.9	—	0.9
Contingent consideration	—	—	416.7	416.7	—	—	—	—
Total other long-term liabilities	—	—	416.7	416.7	—	0.9	—	0.9
Total liabilities measured at fair value	$—	$11.8	$655.2	$667.0	$—	$16.2	$—	$16.2
The fair value of contingent consideration liability is estimated using a discounted cash flow valuation technique. We consider the fair value of our contingent consideration liability to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value. The significant unobservable inputs include an estimate of future cash payments related to customers entering into qualified new transactions as well as a risk-adjusted discount rate used to present value the expected cash flows. A significant change in any of these assumptions could have a material impact to the fair value of our contingent consideration liability.
The following table presents a reconciliation of our contingent consideration liability (in millions):

Three Months Ended October 31, 2024
Contingent consideration liability at the beginning of the period	$—
Initial valuation on the acquisition date	648.9
Change in fair value	6.3
Contingent consideration liability at the end of the period	$655.2
The total estimated fair value of our financing receivables approximates their carrying amounts as of October 31, 2024 and July 31, 2024. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of October 31, 2024 and July 31, 2024.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2024 and July 31, 2024 (in millions):

	October 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$228.7	$—	$—	$228.7
Corporate debt securities	34.2	—	—	34.2
U.S. government and agency securities	74.8	—	—	74.8
Total available-for-sale cash equivalents	$337.7	$—	$—	$337.7
Investments:
Certificates of deposit	$15.7	$—	$—	$15.7
Commercial paper	36.1	—	—	36.1
Corporate debt securities	4,115.2	25.3	(7.8)	4,132.7
U.S. government and agency securities	21.9	—	—	21.9
Non-U.S. government and agency securities	38.6	0.5	—	39.1
Asset-backed securities	976.1	7.1	(0.8)	982.4
Total available-for-sale investments	$5,203.6	$32.9	$(8.6)	$5,227.9

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$299.6	$—	$—	$299.6
Corporate debt securities	18.2	—	—	18.2
U.S. government and agency securities	149.6	—	—	149.6
Total available-for-sale cash equivalents	$467.4	$—	$—	$467.4
Investments:
Certificates of deposit	$20.6	$—	$—	$20.6
Commercial paper	79.9	0.1	(0.1)	79.9
Corporate debt securities	4,065.5	28.3	(6.6)	4,087.2
U.S. government and agency securities	21.9	—	(0.2)	21.7
Non-U.S. government and agency securities	57.9	0.7	—	58.6
Asset-backed securities	943.1	6.3	(0.6)	948.8
Total available-for-sale investments	$5,188.9	$35.4	$(7.5)	$5,216.8
As of October 31, 2024, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $7.3 million, which were related to $1.2 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $1.3 million, which were related to $372.5 million of available-for-sale debt securities. As of July 31, 2024 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $1.5 million, which were related to $949.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.0 million, which were related to $915.3 million of available-for-sale debt securities.

Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2024 and 2023.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2024, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,445.9	$1,445.9
Due between one and three years	1,843.2	1,853.4
Due between three and five years	1,925.5	1,937.9
Due between five and ten years	217.7	218.2
Due after ten years	109.0	110.2
Total	$5,541.3	$5,565.6
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2024 and July 31, 2024, the carrying values of our marketable equity securities were $1.1 billion and $494.0 million, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2024 and 2023.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of October 31, 2024 and July 31, 2024 (in millions):

	October 31, 2024	July 31, 2024
Short-term financing receivables, gross	$911.6	$830.2
Unearned income	(99.0)	(95.7)
Allowance for credit losses	(7.5)	(8.6)
Short-term financing receivables, net	$805.1	$725.9
Long-term financing receivables, gross	$1,191.5	$1,286.4
Unearned income	(91.4)	(94.6)
Allowance for credit losses	(7.9)	(9.7)
Long-term financing receivables, net	$1,092.2	$1,182.1
The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	October 31, 2024						July 31, 2024
	Fiscal Year of Origination						Fiscal Year of Origination
	2025	2024	2023	2022	2021	Total	2024	2023	2022	2021	Total
1 to 4	$7.4	$916.1	$387.5	$9.9	$26.7	$1,347.6	$885.9	$477.3	$14.7	$44.4	$1,422.3
5 to 6	43.7	330.1	152.3	3.1	1.1	530.3	272.2	172.0	21.1	1.1	466.4
7 to 10	0.1	2.2	22.9	0.3	9.3	34.8	3.2	25.0	0.3	9.1	37.6
Amortized cost basis of financing receivables	$51.2	$1,248.4	$562.7	$13.3	$37.1	$1,912.7	$1,161.3	$674.3	$36.1	$54.6	$1,926.3
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the three months ended October 31, 2024 and 2023. Past due amounts on financing receivables were not material as of October 31, 2024 and July 31, 2024.

6. Derivative Instruments
We are exposed to foreign currency exchange risk. Our revenue is primarily transacted in U.S. dollars, however, a portion of our operating expenditures are incurred outside of the United States and are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our operating expenditures.
As of October 31, 2024 and July 31, 2024, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $656.6 million and $804.8 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2024 and July 31, 2024.
As of October 31, 2024, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $7.5 million net loss, of which $5.8 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2024, unrealized gains and losses in AOCI related to our cash flow hedges were a $10.6 million net loss.
As of October 31, 2024 and July 31, 2024, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $483.8 million and $375.6 million, respectively.
7. Acquisition
IBM QRadar Assets
On August 31, 2024, we completed the acquisition of certain IBM QRadar assets, including certain intellectual property rights, customer relationships, and software as a service customer contracts. We expect the acquisition will help accelerate the growth of our Cortex business. The total purchase consideration for the acquisition was $1.1 billion, which consisted of the following (in millions):

Amount
Cash	$500.0
Fair value of contingent consideration liability	648.9
Return of purchase consideration	(6.3)
Total	$1,142.6
As part of the acquisition, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. We also expect to receive a return of purchase consideration of $6.3 million due to timing of transition of certain underlying customer contracts. In addition, we have entered into a transition services arrangement with IBM, under which IBM will perform certain services supporting the acquired assets and customers for a limited period of time.
Payments related to the contingent consideration liability are expected to begin in the fiscal quarter ending April 2025 and continue through the fiscal quarter ending October 2028. The estimated range of undiscounted contingent consideration is between $0.5 billion and $0.9 billion. Refer to Note 3. Fair Value Measurements, for more information on the fair value of our contingent consideration liability.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$700.7
Identified intangible assets	476.0
Net liabilities assumed	(34.1)
Total	$1,142.6
Goodwill generated from this business combination is primarily attributable to the expected post-acquisition synergies from increased market penetration to support the growth of our Cortex business. The goodwill is deductible for U.S. income tax purposes.

The following table presents details of the identified intangible assets acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Customer relationships	$464.0	12 years
Developed technology	12.0	2 years
Total	$476.0
Pro forma results of operations have not been presented because the effects of the acquisition were not material to our condensed consolidated statements of operations.
Additional information related to the acquisition existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended October 31, 2024 (in millions):

Amount
Balance as of July 31, 2024	$3,350.1
Goodwill acquired	700.7
Balance as of October 31, 2024	$4,050.8
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2024 and July 31, 2024 (in millions):

	October 31, 2024			July 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$825.9	$(555.3)	$270.6	$813.9	$(526.2)	$287.7
Customer relationships	636.7	(107.7)	529.0	172.7	(96.1)	76.6
Acquired intellectual property	18.2	(8.4)	9.8	18.2	(7.9)	10.3
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.7)	0.2	0.9	(0.6)	0.3
Total purchased intangible assets	$1,491.1	$(681.5)	$809.6	$1,015.1	$(640.2)	$374.9
We recognized amortization expense of $41.3 million and $24.9 million for the three months ended October 31, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of October 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Future amortization expense	$809.6	$124.5	$140.6	$109.7	$88.8	$62.8	$283.2

9. Debt
Convertible Senior Notes
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
Holders of the 2025 Notes were able to early convert their 2025 Notes during the fiscal quarter ended October 31, 2024 as the sales price condition had been met during the fiscal quarter ended July 31, 2024. During the three months ended October 31, 2024 and 2023, holders of the 2025 Notes converted $319.0 million and $46.0 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 2.3 million and 0.3 million shares of our common stock to the holders of the 2025 Notes during the three months ended October 31, 2024 and 2023, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the note hedges. Refer to Note 16. Subsequent Events for additional information regarding conversion of the 2025 Notes after October 31, 2024 through the filing date of this Quarterly Report on Form 10-Q.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended October 31, 2024 and as a result, holders may convert their 2025 Notes during the fiscal quarter ending January 31, 2025. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of October 31, 2024.

The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	October 31, 2024	July 31, 2024
Principal	$646.6	$965.6
Less: debt issuance costs, net of amortization	(0.8)	(1.7)
Net carrying amount	$645.8	$963.9
The total estimated fair value of the 2025 Notes was $2.3 billion as of October 31, 2024 and $3.2 billion as of July 31, 2024. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of October 31, 2024 and July 31, 2024 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the 2025 Notes (dollars in millions):

	Three Months Ended October 31,
	2024	2023
Contractual interest expense	$0.7	$1.9
Amortization of debt issuance costs	0.5	1.0
Total interest expense	$1.2	$2.9
Effective interest rate	0.6%	0.6%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our convertible senior notes, we entered into separate convertible note hedge transactions (the “2025 Note Hedges”) with respect to our common stock concurrent with the issuance of the 2025 Notes.
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
As a result of the conversions of the 2025 Notes settled during the three months ended October 31, 2024 and 2023, we exercised the corresponding portion of our 2025 Note Hedges and received 2.3 million and 0.3 million shares of our common stock during the respective periods.
Warrants
Separately, but concurrently with the issuance of each series of our convertible senior notes, we entered into transactions whereby we sold warrants (the “2023 Warrants,” with respect to the 0.75% convertible senior notes due 2023 issued in July 2018, the “2025 Warrants,” with respect to the 2025 Notes, and the 2023 Warrants together with the 2025 Warrants, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2023 Warrants and 2025 Warrants are exercisable over 60 scheduled trading days beginning October 2023 and September 2025, respectively.
The following table presents details of our Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants (1)	19.1	$139.27	$145.4
2025 Warrants	20.1	$136.16	$202.8
(1)The 2023 Warrants were net settled during the 60 scheduled trading days from October to December 2023.

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
As of October 31, 2024, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2024 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Cloud	$4,088.9	$56.7	$435.7	$518.1	$599.6	$686.1	$1,792.7
Manufacturing	205.7	165.7	40.0	—	—	—	—
Other	155.8	41.3	57.7	42.4	7.5	3.4	3.5
Total purchase commitments	$4,450.4	$263.7	$533.4	$560.5	$607.1	$689.5	$1,796.2
Additionally, we have a $137.2 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest. After post-trial motions, a judgment was issued on October 3, 2024 affirming infringement on three patents, reversing infringement on the fourth patent, and subsequently, reducing the damages amount to $113.6 million. We posted a surety bond that was agreed upon by the parties and approved by the court. This bond prevents execution of the judgment while appeals are pending. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office in Germany, to which we filed invalidity challenges. Those matters are still pending.
As of July 31, 2024, we accrued $184.4 million for the verdict amount and estimated interest. As of October 31, 2024, we reassessed our loss accrual and reduced the amount to $141.4 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding amount released was $43.0 million for the three months ended October 31, 2024, which is included in general and administrative expense on our condensed consolidated statements of operations.
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
11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, November 2023, and August 2024, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, $316.7 million and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $4.1 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
We did not repurchase shares of our common stock during the three months ended October 31, 2024. During the three months ended October 31, 2023, we repurchased and retired 0.3 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $66.7 million, including transaction costs, at an average price of $226.67.
As of October 31, 2024, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.

12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the three months ended October 31, 2024 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2024	9.0	$205.18	$2,924.4	5.0	$155.89	$1,624.2
Granted(1)	0.4	$351.52		1.6	$404.69
Vested(2)	(1.3)	$163.72		(0.6)	$129.35
Forfeited	(0.3)	$197.36		(1.5)	$181.44
Balance—October 31, 2024	7.8	$221.08	$2,813.8	4.5	$272.87	$1,633.6
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
During the three months ended October 31, 2024, we granted 1.6 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of October 31, 2024, we have approved 1.3 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three months ended October 31, 2024:

	Three Months Ended October 31,
	2024	2023
Volatility	44.1% - 47.6%	40.8% - 43.4%
Expected term (in years)	1.0 - 2.9	0.9 - 2.9
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7% - 4.5%	4.9% - 5.3%
Grant-date fair value per share	$529.01 - $611.65	$346.92 - $394.63
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of October 31, 2024, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.

The following table summarizes the PSO activity under our stock plans during the three months ended October 31, 2024 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2024	4.8	$65.33	1.2	$1,244.9
Exercised	(0.6)	$65.63
Balance—October 31, 2024	4.2	$65.29	1.0	$1,251.3
Exercisable—October 31, 2024	4.2	$65.29	1.0	$1,251.3
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended October 31,
	2024	2023
Cost of product revenue	$1.3	$2.4
Cost of subscription and support revenue	30.4	30.6
Research and development	137.8	120.1
Sales and marketing	76.4	79.2
General and administrative	48.4	38.7
Total share-based compensation	$294.3	$271.0
As of October 31, 2024, total compensation cost related to unvested share-based awards not yet recognized was $2.2 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.5 years.
13. Income Taxes
For the three months ended October 31, 2024 and 2023, our provision for income taxes reflected effective tax rates of 4.9% and 31.3%, respectively. Our income taxes for the three months ended October 31, 2024 and 2023 were primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes.
Our effective tax rate for the three months ended October 31, 2024 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation.
Our effective tax rate for the three months ended October 31, 2023 differed from the U.S. statutory tax rate primarily due to changes in our valuation allowance and excess tax benefits from share-based compensation.
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

The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended October 31,
	2024	2023
Net income	$350.7	$194.2

Weighted-average shares used to compute net income per share, basic	326.8	310.1
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	5.9	11.6
Warrants related to the issuance of convertible senior notes	12.2	16.0
Employee equity incentive plans	9.6	12.1
Weighted-average shares used to compute net income per share, diluted	354.5	349.8

Net income per share, basic	$1.07	$0.63
Net income per share, diluted	$0.99	$0.56
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended October 31,
	2024	2023
Employee equity incentive plans	1.6	2.6
15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended October 31,
	2024	2023
Interest income	$85.7	$71.2
Foreign currency exchange gains (losses), net	(7.5)	5.1
Other, net	5.1	(6.0)
Total other income, net	$83.3	$70.3
16. Subsequent Events
2025 Notes Conversion
Subsequent to October 31, 2024, $106.0 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending January 31, 2025.
Stock Split
On November 19, 2024, our board of directors approved a two-for-one stock split (the “stock split”) of our outstanding shares of common stock. The stock split is to be effected through an amendment to our restated certificate of incorporation, which will also effect a proportionate increase in the number of authorized shares of our common stock from 1.0 billion to 2.0 billion.
As a result of the stock split, each stockholder of record as of the close of trading on December 12, 2024 (the “record date”), will receive, after the close of trading on December 13, 2024, one additional share for every share held on the record date. Trading is expected to begin on a split-adjusted basis on December 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements concerning the following: expectations regarding the cybersecurity landscape; expectations regarding our platformization strategy and related progress and opportunities; expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy; expectations regarding artificial intelligence; expectations regarding our strategic partnerships; expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; expectations that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations relating to our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire; expectations regarding contingent consideration obligations; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding regions, inflation, interest rate levels, trade regulations, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2024 to the three months ended October 31, 2023.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, AI Runtime Security, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. Prisma Access Browser extends SASE security and data protection to the endpoint, giving workers complete device freedom to access business applications securely using their browser. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), software as a service (“SaaS”) Security, and AI Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, can centrally manage our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes the Strata Copilot which provides a natural language interface to simplify and strengthen network security.
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
Security Operations:
•We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, and attack surface management (“ASM”) capabilities on our Cortex platform. These include Cortex XSIAM®, for AI-driven security operations that replaces traditional SIEM tools, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for ASM. These products are delivered as SaaS or software subscriptions.
Threat Intelligence and Advisory Services (Unit 42):
•Unit 42® brings together world-renowned threat researchers with an elite team of incident responders and security consultants to create an intelligence-driven, response-ready organization to help customers manage cyber risk. Our consultants serve as trusted advisors to our customers by assessing and testing their security controls against the right threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response (“MDR”) and managed threat hunting services.
For the first quarter of fiscal 2025 and 2024, total revenue was $2.1 billion and $1.9 billion, respectively, representing year-over-year growth of 13.9%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of October 31, 2024, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $353.8 million, or 16.5% of total revenue, for the first quarter of fiscal 2025, representing year-over-year growth of 3.7%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-410, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.8 billion, or 83.5% of total revenue, for the first quarter of fiscal 2025, representing year-over-year growth of 16.1%. Our subscriptions provide our end-customers with near real-time access to the latest antivirus, intrusion prevention, web filtering, modern malware prevention, data loss prevention, and cloud access security broker and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-driven Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, as well as ASM. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in August 2024, we launched Prisma Access Browser, our SASE-native enterprise browser that enables security teams to manage security policies across web applications and devices; and in October 2024, we introduced new capabilities in our operational technology (“OT”) Security solution to protect OT remote operations, mitigate risk for critical OT assets and extend security into industrial environments. Additionally, we continue to make strategic investments that fit well within our long-term strategy. For example, in August 2024, we completed the acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”), which we expect will help accelerate the growth of our Cortex business.
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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, impacts of trade regulations, and other conditions, may adversely affect our results of operations and financial performance.
The hostilities in Israel and the surrounding region have increased the levels of economic and political uncertainty. While we have business operations in Israel, and intend to continue growing our presence in Israel, we currently do not expect significant business disruption. We are actively monitoring, evaluating, and responding to the situation.
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

	October 31, 2024	July 31, 2024

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$4.5	$4.2
Remaining performance obligations	$12.6	$12.7

	Three Months Ended October 31,
	2024	2023

	(dollars in millions)
Total revenue	$2,138.8	$1,878.1
Total revenue year-over-year percentage increase	13.9%	20.1%
Gross margin	74.1%	74.8%
Operating income	$286.5	$215.2
Operating margin	13.4%	11.5%
Cash flow provided by operating activities	$1,509.6	$1,526.0
Free cash flow (non-GAAP)	$1,465.5	$1,489.2
•Next-Generation Security Annualized Recurring Revenue (“NGS ARR”). Our NGS ARR represents the annualized allocated revenue of all active contracts as of the final day of the reporting period for Prisma and Cortex offerings inclusive of the VM-Series and related services, and certain cloud-delivered security services. Beginning the first quarter of fiscal 2025, NGS ARR includes revenue attributable to QRadar SaaS contracts. NGS ARR is an operating metric that we use to assess the strength and trajectory of our business. NGS ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. NGS ARR is not intended to be a replacement for forecasts of revenue.
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

	Three Months Ended October 31,
	2024	2023

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,509.6	$1,526.0
Less: purchases of property, equipment, and other assets	44.1	36.8
Free cash flow (non-GAAP)	$1,465.5	$1,489.2
Net cash used in investing activities	$(543.8)	$(129.0)
Net cash used in financing activities	$(219.7)	$(41.8)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$353.8	16.5%	$341.1	18.2%
Subscription and support	1,785.0	83.5%	1,537.0	81.8%
Total revenue	2,138.8	100.0%	1,878.1	100.0%
Cost of revenue:
Product	75.0	3.5%	77.4	4.1%
Subscription and support	479.1	22.4%	395.4	21.1%
Total cost of revenue(1)	554.1	25.9%	472.8	25.2%
Total gross profit	1,584.7	74.1%	1,405.3	74.8%
Operating expenses:
Research and development	480.4	22.5%	409.5	21.8%
Sales and marketing	720.1	33.6%	660.5	35.1%
General and administrative	97.7	4.6%	120.1	6.4%
Total operating expenses(1)	1,298.2	60.7%	1,190.1	63.3%
Operating income	286.5	13.4%	215.2	11.5%
Interest expense	(1.2)	(0.1)%	(2.9)	(0.2)%
Other income, net	83.3	3.9%	70.3	3.7%
Income before income taxes	368.6	17.2%	282.6	15.0%
Provision for income taxes	17.9	0.8%	88.4	4.7%
Net income	$350.7	16.4%	$194.2	10.3%
(1) Includes share-based compensation as follows:

	Three Months Ended October 31,
	2024	2023

	(in millions)
Cost of product revenue	$1.3	$2.4
Cost of subscription and support revenue	30.4	30.6
Research and development	137.8	120.1
Sales and marketing	76.4	79.2
General and administrative	48.4	38.7
Total share-based compensation	$294.3	$271.0

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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$353.8	$341.1	$12.7	3.7%
The change in product revenue for the three months ended October 31, 2024 compared to the same period in 2023 represented a modest increase in product sales.
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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,191.8	$988.3	$203.5	20.6%
Support	593.2	548.7	44.5	8.1%
Total subscription and support	$1,785.0	$1,537.0	$248.0	16.1%
Subscription and support revenue increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,442.1	$1,286.6	$155.5	12.1%
EMEA	441.4	364.9	76.5	21.0%
APAC	255.3	226.6	28.7	12.7%
Total revenue	$2,138.8	$1,878.1	$260.7	13.9%
Revenue from the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia Pacific and Japan (“APAC”), increased for the three months ended October 31, 2024 compared to the same period in 2023 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$75.0	$77.4	$(2.4)	(3.1)%
Cost of product revenue was relatively flat for the three months ended October 31, 2024 compared to the same period in 2023.

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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$479.1	$395.4	$83.7	21.2%
Cost of subscription and support revenue increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $39.8 million for the three months ended October 31, 2024 compared to the same period in 2023. Personnel costs grew $11.3 million for the three months ended October 31, 2024 compared to the same period in 2023, primarily due to headcount growth. The increase in cost of subscription and support revenue was further driven by increased professional services expense.
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

	Three Months Ended October 31,
	2024		2023
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$278.8	78.8%	$263.7	77.3%
Subscription and support	1,305.9	73.2%	1,141.6	74.3%
Total gross profit	$1,584.7	74.1%	$1,405.3	74.8%
Product gross margin increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to favorable hardware product mix and lower other product costs.
Subscription and support gross margin decreased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to an increase in costs related to our cloud-based offerings.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2024, we expect to recognize approximately $2.2 billion of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$480.4	$409.5	$70.9	17.3%
Research and development expense increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to increased personnel costs, which grew $49.0 million, largely due to headcount growth. The remaining increase in research and development expense was further driven by increased shared costs.
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

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$720.1	$660.5	$59.6	9.0%
Sales and marketing expense increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to increased personnel costs, which grew $57.6 million, largely due to headcount growth.

GENERAL AND ADMINISTRATIVE
General and administrative expense consists primarily of personnel costs and shared costs for our executive, finance, human resources, information technology, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. General and administrative expense also includes change in fair value of contingent consideration liability. We expect general and administrative expense to increase in absolute dollars over time as we increase the size of our general and administrative organizations and incur additional costs to support our business growth, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$97.7	$120.1	$(22.4)	(18.7)%
General and administrative expense decreased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to a release of previously accrued litigation-related charge of $43.0 million and decreased professional services expense during the three months ended October 31, 2024, partially offset by increased personnel costs, which grew $15.1 million, largely due to increased share-based compensation, and increased acquisition-related costs, including change in fair value of contingent consideration liability.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$1.2	$2.9	$(1.7)	(58.6)%
Interest expense decreased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to early conversions of our 2025 Notes. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$83.3	$70.3	$13.0	18.5%
Other income, net increased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to higher interest income as a result of higher average cash, cash equivalent, and investment balances for the three months ended October 31, 2024 compared to the same period in 2023. The increase was further driven by increased gains from our non-designated derivative instruments and investments, partially offset by increased foreign currency exchange losses for the three months ended October 31, 2024 compared to the same period in 2023.

PROVISION FOR INCOME TAXES
Provision for income taxes consists primarily of U.S. taxes, foreign income taxes, and withholding taxes. Our provision for income taxes during the fiscal quarter ended October 31, 2024 was offset primarily by excess tax benefits from share-based compensation. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions. Based on our analysis of all positive and negative evidence during the fiscal quarter ended October 31, 2024, we continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$17.9	$88.4	$(70.5)	(79.8)%
Effective tax rate	4.9%	31.3%
Our provision for income taxes for the three months ended October 31, 2024 and 2023 was primarily due to U.S. federal and state income taxes, withholding taxes, and foreign income taxes. Our effective tax rate decreased for the three months ended October 31, 2024 compared to the same period in 2023 primarily due to deferred tax benefits. During the three months ended October 31, 2023, our deferred tax benefits were significantly limited due to our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets which was subsequently released in the second quarter of fiscal 2024. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	October 31, 2024	July 31, 2024

	(in millions)
Working capital (deficit)	$(1,160.0)	$(833.0)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,282.8	$1,535.2
Investments	5,227.9	5,216.8
Total cash, cash equivalents, and investments	$7,510.7	$6,752.0
As of October 31, 2024, our total cash, cash equivalents, and investments of $7.5 billion were held for general corporate purposes. As of October 31, 2024, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
Our cash tax payments have increased and we expect this trend to continue as a result of our increased profitability and utilization of our net operating loss carryforwards and credits.

DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three months ended October 31, 2024, we repaid in cash $319.0 million in aggregate principal amount of the 2025 Notes and issued 2.3 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from our exercise of the associated note hedges. Subsequent to October 31, 2024, through the filing date of this Quarterly Report on Form 10-Q, $106.0 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending January 31, 2025.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended October 31, 2024, and as a result, holders may convert their 2025 Notes during the fiscal quarter ending January 31, 2025. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $646.6 million principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending January 31, 2025 or hold the 2025 Notes until maturity on June 1, 2025. As of October 31, 2024, $646.6 million of our 2025 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the 2025 Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of October 31, 2024, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, November 2023, and August 2024, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, $316.7 million and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of October 31, 2024, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of October 31, 2024, we have total operating lease obligations of $452.5 million recorded on our condensed consolidated balance sheet.
As of October 31, 2024, our commitments to purchase products, components, cloud and other services totaled $4.6 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain IBM QRadar assets on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of October 31, 2024, we have total contingent consideration obligations of $655.2 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements and Note 7. Acquisition in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these contingent consideration obligations.

CASH FLOWS
The following table summarizes our cash flows for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024	2023

	(in millions)
Net cash provided by operating activities	$1,509.6	$1,526.0
Net cash used in investing activities	(543.8)	(129.0)
Net cash used in financing activities	(219.7)	(41.8)
Net increase in cash, cash equivalents, and restricted cash	$746.1	$1,355.2
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
Cash provided by operating activities during the three months ended October 31, 2024 was $1.5 billion, a slight decrease of $16.4 million compared to the same period in 2023. The decrease was primarily due to timing of payments and collections during the three months ended October 31, 2024.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2024 was $543.8 million, an increase of $414.8 million compared to the same period in 2023. The increase was primarily due to an increase in cash payments for a business acquisition and a decrease in proceeds from sales and maturities of investments, partially offset by a decrease in purchases of investments during the three months ended October 31, 2024.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the three months ended October 31, 2024 was $219.7 million, an increase of $177.9 million compared to the same period in 2023. The increase was primarily due to an increase in cash used for early repayments of our 2025 Notes, partially offset by a decrease in cash used to repurchase our common stock which did not recur during the three months ended October 31, 2024.

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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report, except for the update as described below resulting from our recent acquisition of certain IBM QRadar assets.
BUSINESS COMBINATIONS
We make significant estimates, assumptions, and judgments when valuing goodwill and other purchased intangible assets in connection with the initial purchase price allocation of an acquired business. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of the acquired business. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets, and the profit margin a market participant would receive. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.
Our business combination may also involve post-closing payments contingent upon the occurrence of future events and/or certain conditions being met. Critical estimates used in valuing contingent consideration obligations include, but are not limited to, estimated future cash payments related to customers entering into qualified new transactions and risk-adjusted discount rates used to present value the expected cash flows. These estimates and assumptions are required to be updated in order to revalue our contingent consideration liability at the end of each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 31, 2024, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $98.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $98.3 million increase in the fair market value of the portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, changes in public policies such as domestic and international regulations, taxes, any increases in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, trade regulations, geopolitical turmoil, and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including the hostilities in Israel and the surrounding region, Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about, or changes in, government and trade relationships, policies, and treaties could also lead to worsening economic and market conditions and geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union (the “E.U.”), has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition, and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products, and increased price competition.
Risks Related to Our Business
RISKS RELATED TO OUR GROWTH
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2024 to the end of the first quarter of fiscal 2025, our headcount increased from 15,289 to 15,514 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 13.9% and 20.1% for the three months ended October 31, 2024 and 2023, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
Our future success depends, in part, on our ability to expand the deployment of our portfolio with existing end-customers, especially large enterprise customers, including through our platformization strategy, and create demand for our new offerings. The rate at which our end-customers purchase additional products, subscriptions, and support depends on a number of factors, including the perceived need for additional security products, including subscription and support offerings, as well as general economic conditions. If our efforts to sell additional products and subscriptions to our end-customers are not successful, our revenues may grow more slowly than expected or decline.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 83.5% of total revenue in the three months ended October 31, 2024 and 81.8% of total revenue in the three months ended October 31, 2023. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the three months ended October 31, 2024, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 45.0% of our total revenue. As of October 31, 2024, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 37.8% of our gross accounts receivable.

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
As part of our business strategy, we acquire and make investments in complementary companies, products, or technologies. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, product, or technology, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces.
If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies, products, or operations associated with such acquisitions, into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may have difficulty retaining key personnel or customers of the acquired business. We may not successfully evaluate or utilize the acquired technology, products, or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions.

We may record liability for contingent consideration obligations from acquisitions that are to be settled in cash, the fair value of which is assessed on a quarterly basis. If changes are made in our assumptions used to determine the liability’s fair value or our assumptions are incorrect, adjustments could be made that may have a material impact, favorable or unfavorable, on our operating results. We may also be required to make cash payments of contingent consideration in excess of its initial fair value, or in excess of our expectations for a particular period, which could adversely impact cash flows.
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
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects or vulnerabilities may cause our products or subscriptions to become partially or fully unavailable temporarily or permanently, to be vulnerable to security attacks, cause them to fail to help secure networks, or interrupt end-customers’ networking traffic or the availability of other information technology infrastructure or systems. For example, in April 2024, we became aware of a command injection vulnerability in the GlobalProtect feature of certain versions of our PAN-OS software. To remediate the matter, we published a security advisory to advise customers, provided software updates for affected PAN-OS versions, and engaged in customer outreach, support and remediation efforts for potentially impacted customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russian invasion of Ukraine, there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems.
Furthermore, defects or errors in products or software, or updates to those products or software, could result in a failure to effectively update end-customers’ hardware and cloud-based products or otherwise cause problems in our customers’ hardware, networks or information technology infrastructure or systems. The data centers, networks, and cloud infrastructure that we use to deliver our products and services may experience technical failures and downtime or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have varied specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any such technical failure, downtime or failures in general may temporarily or permanently disable our end-customers’ networks, information technology infrastructure or other systems, or expose our end-customers’ networks to attacks from security threats.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement, and, after post-trial motions, a judgment was issued in the lawsuit on October 3, 2024 assessing a lump sum damages amount of $113.6 million. Additional examples of patent infringement cases have been disclosed in Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We depend on manufacturing partners, primarily our EMS provider, Flex, to manufacture our hardware product lines. Our substantial reliance on Flex, as well as other manufacturing partners subjects us to potential concentration risks, such as reduced control over the manufacturing process, quality assurance, product costs, product supply, and timing. Our hardware products are manufactured by our manufacturing partners at facilities located primarily in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our hardware products that are sourced outside the United States may subject us to geopolitical risks, additional logistical risks, risks associated with trade regulations, or risks associated with complying with local rules and regulations in foreign countries.
Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. Some components that we import for final manufacturing in the United States have been impacted by these tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products in response to these and potential new trade regulations.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, a predominant amount of our revenue is not subject to foreign currency risk. However, in the event of a strengthening of the U.S. dollar against foreign currencies in which we conduct business, the cost of our products to our end-customers outside of the United States would increase, which could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships or as a result of our acquisitions, may result in increased foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of October 31, 2024, the total notional amount of our outstanding foreign currency forward contracts was $1.1 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.

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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes; new, modified or additional laws or regulations may be adopted; and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), both of which impose stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the E.U. GDPR or £17.5 million under the “U.K. GDPR,” and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

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
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, other U.S. states have enacted privacy laws that are potentially relevant to us. These include laws enacted in at least 20 U.S. states, with additional state legislatures expected to consider comprehensive privacy legislation in the coming months and throughout calendar year 2025. Increasingly stringent U.S. privacy legislation may require us to modify our data practices and policies, incur substantial compliance costs and expenses, and add further complexity to our compliance efforts that could adversely affect our business or increase our potential liability if we fail to comply.
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
Our reputation and/or business could be negatively impacted by environmental, social, and governance (“ESG”) matters and/or our reporting of such matters.
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
In June 2020, we issued our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective November 1, 2024 through January 31, 2025, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $0.6 billion principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
As of October 31, 2024, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2025 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
During the three months ended October 31, 2024, holders of the 2025 Notes converted $319.0 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 2.3 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, November 2023, and August 2024, we announced additional $700.0 million, $676.1 million, $915.0 million, $316.7 million, and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of October 31, 2024. The expiration date of this repurchase authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. We did not repurchase shares of our common stock during the three months ended October 31, 2024.
Between August 1, 2024 and August 31, 2024, September 1, 2024 and September 30, 2024, and October 1, 2024 and October 31, 2024, shares of restricted stock were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The average value of shares delivered to satisfy tax withholding requirements during these periods were $352.86 per share, $333.60 per share, and $374.82 per share, respectively. The number of shares delivered to satisfy tax withholding requirements during these periods was not significant.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the first quarter of fiscal 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan was Terminated	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Lee Klarich	Executive Vice President, Chief Product Officer	September 27, 2024	Not applicable	January 8, 2026 or when all shares have been sold	711,088
Mary Pat McCarthy	Director	September 12, 2024	Not applicable	November 30, 2025 or when all shares have been sold	6,000
Josh Paul	Senior Vice President, Chief Accounting Officer	October 1, 2024	Not applicable	December 31, 2025 or when all shares have been sold	4,500
Nir Zuk	Executive Vice President, Chief Technology Officer	April 1, 2024	October 2, 2024	Not applicable	432,000
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of fiscal 2025.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2024 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 20, 2024

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)