Form 10-Q
period 2025-01-31
Palo Alto Networks Inc
filed 2025-02-14
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 7, 2025 was 662.1 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	January 31, 2025	July 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,226.3	$1,535.2
Short-term investments	1,006.6	1,043.6
Accounts receivable, net of allowance for credit losses of $8.5 and $7.5 as of January 31, 2025 and July 31, 2024, respectively	1,495.5	2,618.6
Short-term financing receivables, net	754.9	725.9
Short-term deferred contract costs	376.1	369.0
Prepaid expenses and other current assets	480.4	557.4
Total current assets	6,339.8	6,849.7
Property and equipment, net	358.2	361.1
Operating lease right-of-use assets	372.9	385.9
Long-term investments	4,559.8	4,173.2
Long-term financing receivables, net	1,163.8	1,182.1
Long-term deferred contract costs	523.4	562.0
Goodwill	4,050.8	3,350.1
Intangible assets, net	771.4	374.9
Deferred tax assets	2,446.9	2,399.0
Other assets	364.7	352.9
Total assets	$20,951.7	$19,990.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$149.3	$116.3
Accrued compensation	491.6	554.7
Accrued and other liabilities	777.6	506.7
Deferred revenue	5,599.9	5,541.1
Convertible senior notes, net	533.8	963.9
Total current liabilities	7,552.2	7,682.7
Long-term deferred revenue	5,662.5	5,939.4
Deferred tax liabilities	116.1	387.7
Long-term operating lease liabilities	363.0	380.5
Other long-term liabilities	882.6	430.9
Total liabilities	14,576.4	14,821.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of January 31, 2025 and July 31, 2024	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000.0 shares authorized; 660.4 and 650.2 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	4,421.0	3,821.1
Accumulated other comprehensive loss	(13.9)	(1.6)
Retained earnings	1,968.2	1,350.2
Total stockholders’ equity	6,375.3	5,169.7
Total liabilities and stockholders’ equity	$20,951.7	$19,990.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenue:
Product	$421.5	$390.7	$775.3	$731.8
Subscription and support	1,835.9	1,584.4	3,620.9	3,121.4
Total revenue	2,257.4	1,975.1	4,396.2	3,853.2
Cost of revenue:
Product	101.3	88.2	176.3	165.6
Subscription and support	497.9	410.9	977.0	806.3
Total cost of revenue	599.2	499.1	1,153.3	971.9
Total gross profit	1,658.2	1,476.0	3,242.9	2,881.3
Operating expenses:
Research and development	505.7	447.9	986.1	857.4
Sales and marketing	758.3	673.0	1,478.4	1,333.5
General and administrative	153.8	301.5	251.5	421.6
Total operating expenses	1,417.8	1,422.4	2,716.0	2,612.5
Operating income	240.4	53.6	526.9	268.8
Interest expense	(0.9)	(2.8)	(2.1)	(5.7)
Other income, net	85.3	84.7	168.6	155.0
Income before income taxes	324.8	135.5	693.4	418.1
Provision for (benefit from) income taxes	57.5	(1,611.4)	75.4	(1,523.0)
Net income	$267.3	$1,746.9	$618.0	$1,941.1
Net income per share, basic	$0.41	$2.73	$0.94	$3.08
Net income per share, diluted	$0.38	$2.44	$0.87	$2.74
Weighted-average shares used to compute net income per share, basic	659.3	639.3	656.5	629.7
Weighted-average shares used to compute net income per share, diluted	709.0	715.0	709.1	707.3

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income	$267.3	$1,746.9	$618.0	$1,941.1
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	(4.4)	60.1	(8.0)	41.9
Cash flow hedges:
Change in unrealized gains (losses)	(9.8)	27.6	(9.8)	(13.3)
Net realized (gains) losses reclassified into earnings	4.3	(1.2)	5.5	8.1
Net change on cash flow hedges	(5.5)	26.4	(4.3)	(5.2)
Other comprehensive income (loss)	(9.9)	86.5	(12.3)	36.7
Comprehensive income	$257.4	$1,833.4	$605.7	$1,977.8

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended January 31, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	655.4	$4,214.9	$(4.0)	$1,700.9	$5,911.8
Net income	—	—	—	267.3	267.3
Other comprehensive loss	—	—	(9.9)	—	(9.9)
Issuance of common stock in connection with employee equity incentive plans	5.0	37.7	—	—	37.7
Taxes paid related to net share settlement of equity awards	—	(156.4)	—	—	(156.4)
Share-based compensation for equity-based awards	—	324.8	—	—	324.8
Settlement of convertible notes	1.7	—	—	—	—
Settlement of note hedges	(1.7)	—	—	—	—
Balance as of January 31, 2025	660.4	$4,421.0	$(13.9)	$1,968.2	$6,375.3

	Three Months Ended January 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	627.5	$3,296.7	$(93.0)	$(1,033.2)	$2,170.5
Net income	—	—	—	1,746.9	1,746.9
Other comprehensive income	—	—	86.5	—	86.5
Issuance of common stock in connection with employee equity incentive plans	6.0	55.3	—	—	55.3
Taxes paid related to net share settlement of equity awards	—	(3.8)	—	—	(3.8)
Share-based compensation for equity-based awards	—	302.1	—	—	302.1
Settlement of convertible notes	1.7	(0.3)	—	—	(0.3)
Settlement of note hedges	(1.7)	—	—	—	—
Settlement of warrants	11.9	—	—	—	—
Balance as of January 31, 2024	645.4	$3,650.0	$(6.5)	$713.7	$4,357.2

	Six Months Ended January 31, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	650.2	$3,821.1	$(1.6)	$1,350.2	$5,169.7
Net income	—	—	—	618.0	618.0
Other comprehensive loss	—	—	(12.3)	—	(12.3)
Issuance of common stock in connection with employee equity incentive plans	10.2	158.4	—	—	158.4
Taxes paid related to net share settlement of equity awards	—	(177.8)	—	—	(177.8)
Share-based compensation for equity-based awards	—	619.4	—	—	619.4
Settlement of convertible notes	6.2	(0.1)	—	—	(0.1)
Settlement of note hedges	(6.2)	—	—	—	—
Balance as of January 31, 2025	660.4	$4,421.0	$(13.9)	$1,968.2	$6,375.3

	Six Months Ended January 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	616.7	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	1,941.1	1,941.1
Other comprehensive income	—	—	36.7	—	36.7
Issuance of common stock in connection with employee equity incentive plans	11.3	142.3	—	—	142.3
Taxes paid related to net share settlement of equity awards	—	(19.3)	—	—	(19.3)
Share-based compensation for equity-based awards	—	575.2	—	—	575.2
Repurchase and retirement of common stock	(0.6)	(66.7)	—	—	(66.7)
Settlement of convertible notes	2.2	(0.5)	—	—	(0.5)
Settlement of note hedges	(2.2)	—	—	—	—
Settlement of warrants	18.0	—	—	—	—
Balance as of January 31, 2024	645.4	$3,650.0	$(6.5)	$713.7	$4,357.2
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Six Months Ended January 31,
	2025	2024
Cash flows from operating activities
Net income	$618.0	$1,941.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	614.8	543.0
Deferred income taxes	(316.8)	(1,691.3)
Depreciation and amortization	171.5	132.9
Amortization of deferred contract costs	225.0	214.4
Amortization of debt issuance costs	0.8	2.1
Change in fair value of contingent consideration liability	16.0	—
Reduction of operating lease right-of-use assets	32.0	26.1
Amortization of investment premiums, net of accretion of purchase discounts	(25.8)	(30.9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,123.1	568.0
Financing receivables, net	(10.7)	(43.3)
Deferred contract costs	(193.5)	(159.3)
Prepaid expenses and other assets	88.9	45.9
Accounts payable	33.4	47.3
Accrued compensation	(63.1)	(98.3)
Accrued and other liabilities	0.7	199.8
Deferred revenue	(247.8)	518.5
Net cash provided by operating activities	2,066.5	2,216.0
Cash flows from investing activities
Purchases of investments	(1,732.1)	(2,011.4)
Proceeds from sales of investments	644.9	431.2
Proceeds from maturities of investments	753.7	808.3
Business acquisitions, net of cash and restricted cash acquired	(499.5)	(610.6)
Purchases of property, equipment, and other assets	(91.6)	(72.0)
Net cash used in investing activities	(924.6)	(1,454.5)
Cash flows from financing activities
Repayments of convertible senior notes	(431.4)	(172.3)
Repurchases of common stock	—	(66.7)
Proceeds from sales of shares through employee equity incentive plans	157.3	143.9
Payments for taxes related to net share settlement of equity awards	(177.8)	(19.3)
Net cash used in financing activities	(451.9)	(114.4)
Net increase in cash, cash equivalents, and restricted cash	690.0	647.1
Cash, cash equivalents, and restricted cash - beginning of period	1,546.8	1,142.2
Cash, cash equivalents, and restricted cash - end of period	$2,236.8	$1,789.3

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,226.3	$1,782.5
Restricted cash included in prepaid expenses and other current assets	10.5	6.3
Restricted cash included in other assets	—	0.5
Total cash, cash equivalents, and restricted cash	$2,236.8	$1,789.3

Non-cash investing and financing activities
Equity consideration for business acquisitions	$—	$(27.4)
Contingent consideration for a business acquisition	$(648.9)	$—
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
Stock Split
On December 12, 2024, we effected a two-for-one stock split of our outstanding shares of common stock through an amendment to our restated certificate of incorporation (“Stock Split”), which also effected a proportionate increase in the number of authorized shares of our common stock from 1.0 billion to 2.0 billion. The par value per share of our common stock remains unchanged at $0.0001 per share after the Stock Split. All references made to share or per share amounts related to our common stock have been retroactively adjusted on the accompanying condensed consolidated financial statements and applicable disclosures to reflect the effects of the Stock Split.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, except for the update to the disclosure of our accounting policies as described below resulting from our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”). Refer to Note 7. Acquisition for additional information.
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
Expense Disaggregation Disclosures
In November 2024, the FASB issued authoritative guidance that expands annual and interim disclosure of specified information about certain costs and expenses in the notes to financial statements. The standard is effective for our annual period in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenue:
Americas
United States	$1,400.5	$1,248.2	$2,744.6	$2,452.5
Other Americas	101.9	86.0	199.9	168.3
Total Americas	1,502.4	1,334.2	2,944.5	2,620.8
Europe, the Middle East, and Africa (“EMEA”)	480.0	406.8	921.4	771.7
Asia Pacific and Japan (“APAC”)	275.0	234.1	530.3	460.7
Total revenue	$2,257.4	$1,975.1	$4,396.2	$3,853.2

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenue:
Product	$421.5	$390.7	$775.3	$731.8
Subscription and support
Subscription	1,233.2	1,027.1	2,425.0	2,015.4
Support	602.7	557.3	1,195.9	1,106.0
Total subscription and support	1,835.9	1,584.4	3,620.9	3,121.4
Total revenue	$2,257.4	$1,975.1	$4,396.2	$3,853.2
Deferred Revenue
During the six months ended January 31, 2025 and 2024, we recognized approximately $3.1 billion and $2.7 billion of revenue pertaining to amounts that were deferred as of July 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations were $13.0 billion as of January 31, 2025, of which we expect to recognize as revenue approximately $6.1 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 and July 31, 2024 (in millions):

	January 31, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,291.9	$—	$—	$1,291.9	$494.0	$—	$—	$494.0
Commercial paper	—	277.8	—	277.8	—	299.6	—	299.6
Corporate debt securities	—	4.3	—	4.3	—	18.2	—	18.2
U.S. government and agency securities	—	18.0	—	18.0	—	149.6	—	149.6
Total cash equivalents	1,291.9	300.1	—	1,592.0	494.0	467.4	—	961.4
Short-term investments:
Certificates of deposit	—	1.0	—	1.0	—	20.6	—	20.6
Commercial paper	—	34.6	—	34.6	—	79.9	—	79.9
Corporate debt securities	—	936.8	—	936.8	—	935.9	—	935.9
U.S. government and agency securities	—	15.6	—	15.6	—	2.7	—	2.7
Non-U.S. government and agency securities	—	3.1	—	3.1	—	4.2	—	4.2
Asset-backed securities	—	15.5	—	15.5	—	0.3	—	0.3
Total short-term investments	—	1,006.6	—	1,006.6	—	1,043.6	—	1,043.6

	January 31, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term investments:
Corporate debt securities	—	3,476.5	—	3,476.5	—	3,151.3	—	3,151.3
U.S. government and agency securities	—	83.4	—	83.4	—	19.0	—	19.0
Non-U.S. government and agency securities	—	26.0	—	26.0	—	54.4	—	54.4
Asset-backed securities	—	973.9	—	973.9	—	948.5	—	948.5
Total long-term investments	—	4,559.8	—	4,559.8	—	4,173.2	—	4,173.2
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	10.0	—	10.0	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	10.0	—	10.0	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	3.0	—	3.0	—	0.1	—	0.1
Total other assets	—	3.0	—	3.0	—	0.1	—	0.1
Total assets measured at fair value	$1,291.9	$5,879.5	$—	$7,171.4	$494.0	$5,688.4	$—	$6,182.4

Accrued and other liabilities:
Foreign currency forward contracts	$—	$28.2	$—	$28.2	$—	$15.3	$—	$15.3
Contingent consideration	—	—	312.8	312.8	—	—	—	—
Total accrued and other liabilities	—	28.2	312.8	341.0	—	15.3	—	15.3
Other long-term liabilities:
Foreign currency forward contracts	—	2.5	—	2.5	—	0.9	—	0.9
Contingent consideration	—	—	352.1	352.1	—	—	—	—
Total other long-term liabilities	—	2.5	352.1	354.6	—	0.9	—	0.9
Total liabilities measured at fair value	$—	$30.7	$664.9	$695.6	$—	$16.2	$—	$16.2
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
The following table presents a reconciliation of our contingent consideration liability (in millions):

	Three Months Ended January 31, 2025	Six Months Ended January 31, 2025
Contingent consideration liability at the beginning of the period	$655.2	$—
Initial valuation on the acquisition date	—	648.9
Change in fair value	9.7	16.0
Contingent consideration liability at the end of the period	$664.9	$664.9

The total estimated fair value of our financing receivables approximates their carrying amounts as of January 31, 2025 and July 31, 2024. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of January 31, 2025 and July 31, 2024.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2025 and July 31, 2024 (in millions):

	January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$277.7	$0.1	$—	$277.8
Corporate debt securities	4.3	—	—	4.3
U.S. government and agency securities	18.0	—	—	18.0
Total available-for-sale cash equivalents	$300.0	$0.1	$—	$300.1
Investments:
Certificates of deposit	$1.0	$—	$—	$1.0
Commercial paper	34.6	—	—	34.6
Corporate debt securities	4,401.7	20.3	(8.7)	4,413.3
U.S. government and agency securities	99.1	—	(0.1)	99.0
Non-U.S. government and agency securities	28.8	0.3	—	29.1
Asset-backed securities	983.1	6.8	(0.5)	989.4
Total available-for-sale investments	$5,548.3	$27.4	$(9.3)	$5,566.4

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$299.6	$—	$—	$299.6
Corporate debt securities	18.2	—	—	18.2
U.S. government and agency securities	149.6	—	—	149.6
Total available-for-sale cash equivalents	$467.4	$—	$—	$467.4
Investments:
Certificates of deposit	$20.6	$—	$—	$20.6
Commercial paper	79.9	0.1	(0.1)	79.9
Corporate debt securities	4,065.5	28.3	(6.6)	4,087.2
U.S. government and agency securities	21.9	—	(0.2)	21.7
Non-U.S. government and agency securities	57.9	0.7	—	58.6
Asset-backed securities	943.1	6.3	(0.6)	948.8
Total available-for-sale investments	$5,188.9	$35.4	$(7.5)	$5,216.8

As of January 31, 2025, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $8.9 million, which were related to $1.5 billion of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $0.4 million, which were related to $215.4 million of available-for-sale debt securities. As of July 31, 2024 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $1.5 million, which were related to $949.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.0 million, which were related to $915.3 million of available-for-sale debt securities.
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2025 and 2024.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2025, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,305.4	$1,306.7
Due between one and three years	1,769.2	1,776.7
Due between three and five years	2,453.7	2,461.0
Due between five and ten years	206.1	207.0
Due after ten years	113.9	115.1
Total	$5,848.3	$5,866.5
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2025 and July 31, 2024, the carrying values of our marketable equity securities were $1.3 billion and $494.0 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2025 and 2024.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of January 31, 2025 and July 31, 2024 (in millions):

	January 31, 2025	July 31, 2024
Short-term financing receivables, gross	$859.7	$830.2
Unearned income	(99.0)	(95.7)
Allowance for credit losses	(5.8)	(8.6)
Short-term financing receivables, net	$754.9	$725.9
Long-term financing receivables, gross	$1,263.0	$1,286.4
Unearned income	(89.6)	(94.6)
Allowance for credit losses	(9.6)	(9.7)
Long-term financing receivables, net	$1,163.8	$1,182.1

The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	January 31, 2025						July 31, 2024
	Fiscal Year of Origination						Fiscal Year of Origination
	2025	2024	2023	2022	2021	Total	2024	2023	2022	2021	Total
1 to 4	$45.3	$867.3	$354.8	$9.2	$21.5	$1,298.1	$885.9	$477.3	$14.7	$44.4	$1,422.3
5 to 6	156.0	326.9	121.9	—	1.1	605.9	272.2	172.0	21.1	1.1	466.4
7 to 10	0.1	2.1	18.3	0.3	9.3	30.1	3.2	25.0	0.3	9.1	37.6
Amortized cost basis of financing receivables	$201.4	$1,196.3	$495.0	$9.5	$31.9	$1,934.1	$1,161.3	$674.3	$36.1	$54.6	$1,926.3
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2025 and 2024. Past due amounts on financing receivables were not material as of January 31, 2025 and July 31, 2024.
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
As of January 31, 2025 and July 31, 2024, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $1.0 billion and $804.8 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2025 and July 31, 2024.
As of January 31, 2025, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $16.0 million net loss, of which $14.1 million in losses are expected to be recognized into earnings within the next 12 months. As of July 31, 2024, unrealized gains and losses in AOCI related to our cash flow hedges were a $10.6 million net loss.
As of January 31, 2025 and July 31, 2024, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $567.2 million and $375.6 million, respectively.
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
As part of the acquisition, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. We also expect to receive a return of purchase consideration of $6.3 million due to timing of transition of certain underlying customer contracts, of which $0.5 million was received during the three and six months ended January 31, 2025. In addition, we have entered into a transition services arrangement with IBM, under which IBM will perform certain services supporting the acquired assets and customers for a limited period of time.
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
8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2025 (in millions):

Amount
Balance as of July 31, 2024	$3,350.1
Goodwill acquired	700.7
Balance as of January 31, 2025	$4,050.8
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2025 and July 31, 2024 (in millions):

	January 31, 2025			July 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$825.9	$(584.3)	$241.6	$813.9	$(526.2)	$287.7
Customer relationships	636.7	(122.5)	514.2	172.7	(96.1)	76.6
Acquired intellectual property	24.3	(8.9)	15.4	18.2	(7.9)	10.3
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.7)	0.2	0.9	(0.6)	0.3
Total purchased intangible assets	$1,497.2	$(725.8)	$771.4	$1,015.1	$(640.2)	$374.9

We recognized amortization expense of $44.3 million and $85.6 million for the three and six months ended January 31, 2025, respectively, and $28.4 million and $53.3 million for the three and six months ended January 31, 2024, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of January 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Future amortization expense	$771.4	$80.6	$141.6	$110.7	$89.9	$63.9	$284.7
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
The 2025 Notes are convertible for an initial 40.3 million shares of our common stock at a conversion rate of approximately 20.1612 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $49.60 per share of common stock, subject to adjustments. Holders of the 2025 Notes may surrender their 2025 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances:
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

Holders of the 2025 Notes were able to early convert their 2025 Notes during the fiscal quarter ended January 31, 2025 as the sales price condition had been met during the fiscal quarter ended October 31, 2024. During the three and six months ended January 31, 2025, holders of the 2025 Notes converted $112.4 million and $431.4 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 1.7 million and 6.2 million shares of our common stock to the holders of the 2025 Notes during the three and six months ended January 31, 2025, respectively, for the conversion value in excess of the principal amount. During the three and six months ended January 31, 2024, holders of the 2025 Notes converted $126.3 million and $172.3 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 1.7 million and 2.2 million shares of our common stock to the holders of the 2025 Notes during the three and six months ended January 31, 2024, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the note hedges. Refer to Note 16. Subsequent Events for additional information regarding conversion of the 2025 Notes after January 31, 2025 through the filing date of this Quarterly Report on Form 10-Q.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended January 31, 2025 and, as a result, holders may convert their 2025 Notes during the fiscal quarter ending April 30, 2025 at any time prior to the close of business on the business day immediately preceding March 1, 2025 for settlement prior to the maturity date. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of January 31, 2025.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	January 31, 2025	July 31, 2024
Principal	$534.2	$965.6
Less: debt issuance costs, net of amortization	(0.4)	(1.7)
Net carrying amount	$533.8	$963.9
The total estimated fair value of the 2025 Notes was $2.0 billion as of January 31, 2025 and $3.2 billion as of July 31, 2024. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of January 31, 2025 and July 31, 2024 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.
The following table sets forth interest expense recognized related to the 2025 Notes (dollars in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Contractual interest expense	$0.6	$1.7	$1.3	$3.6
Amortization of debt issuance costs	0.3	1.1	0.8	2.1
Total interest expense	$0.9	$2.8	$2.1	$5.7
Effective interest rate	0.6%	0.6%	0.6%	0.6%
Note Hedges
To minimize the impact of potential economic dilution upon conversion of our convertible senior notes, we entered into separate convertible note hedge transactions (the “2025 Note Hedges”) with respect to our common stock concurrent with the issuance of the 2025 Notes.
The 2025 Note Hedges cover up to 40.3 million shares of our common stock at a strike price per share that corresponds to the initial conversion price of the 2025 Notes, which are also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The 2025 Note Hedges will expire upon maturity of the 2025 Notes. The 2025 Note Hedges are separate transactions and are not part of the terms of the 2025 Notes. Holders of the 2025 Notes will not have any rights with respect to the 2025 Note Hedges. Any shares of our common stock receivable by us under the 2025 Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive. We paid an aggregate amount of $370.8 million for the 2025 Note Hedges, which is included in additional paid-in capital on our condensed consolidated balance sheets.
As a result of the conversions of the 2025 Notes settled during the three and six months ended January 31, 2025, we exercised the corresponding portion of our 2025 Note Hedges and received 1.7 million and 6.2 million shares of our common stock during the respective periods. As a result of the conversions of the 2025 Notes settled during the three and six months ended January 31, 2024, we exercised the corresponding portion of our 2025 Note Hedges and received 1.7 million and 2.2 million shares of our common stock during the respective periods.

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
The following table presents details of our Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants (1)	38.1	$69.63	$145.4
2025 Warrants	40.3	$68.08	$202.8
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
During the six months ended January 31, 2024, we net settled all of the 2023 Warrants with 18.0 million shares of our common stock with a fair value of $2.4 billion, of which 11.9 million shares of our common stock with a fair value of $1.7 billion were net settled during the three months ended January 31, 2024. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.
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
As of January 31, 2025, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Cloud	$3,921.4	$47.3	$277.6	$518.1	$599.6	$686.1	$1,792.7
Manufacturing	199.4	110.2	89.2	—	—	—	—
Other	152.8	26.0	59.8	53.3	6.8	3.4	3.5
Total purchase commitments	$4,273.6	$183.5	$426.6	$571.4	$606.4	$689.5	$1,796.2

Additionally, we have a $132.7 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
As of July 31, 2024, we accrued $184.4 million for the verdict amount and estimated interest. As of January 31, 2025, we accrued $142.8 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding amount was a charge of $1.4 million for the three months ended January 31, 2025, and a release of $41.6 million for the six months ended January 31, 2025, which is included in general and administrative expense on our condensed consolidated statements of operations.
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
We did not repurchase shares of our common stock during the three and six months ended January 31, 2025. During the six months ended January 31, 2024, we repurchased and retired 0.6 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $66.7 million, including transaction costs, at an average price of $113.34 per share.
As of January 31, 2025, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.

12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the six months ended January 31, 2025 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2024	18.0	$102.59	$2,924.4	10.0	$77.95	$1,624.2
Granted(1)	4.2	$190.52		3.8	$201.59
Vested(2)	(4.8)	$86.49		(1.1)	$64.76
Forfeited	(1.1)	$106.64		(3.2)	$91.47
Balance—January 31, 2025	16.3	$130.05	$3,000.4	9.5	$140.37	$1,758.0
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
During the six months ended January 31, 2025, we granted 3.4 million shares of PSUs that contain service, performance, and market conditions, of which 0.1 million shares were granted during the three months ended January 31, 2025. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of January 31, 2025, we have approved 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Volatility	43.5% - 43.9%	40.9%	43.5% - 47.6%	40.8% - 43.4%
Expected term (in years)	1.7 - 2.7	2.7	1.0 - 2.9	0.9 - 2.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	4.5%	3.7% - 4.5%	4.5% - 5.3%
Grant-date fair value per share	$287.98 - $291.91	$174.02	$264.51 - $305.83	$173.46 - $197.32
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of January 31, 2025, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.

The following table summarizes the PSO activity under our stock plans during the six months ended January 31, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2024	9.6	$32.66	1.2	$1,244.9
Exercised	(5.3)	$32.49
Balance—January 31, 2025	4.3	$32.87	0.8	$654.1
Exercisable—January 31, 2025	4.3	$32.87	0.8	$654.1
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Cost of product revenue	$1.3	$2.3	$2.6	$4.7
Cost of subscription and support revenue	32.3	30.7	62.7	61.3
Research and development	139.6	138.6	277.4	258.7
Sales and marketing	90.2	75.6	166.6	154.8
General and administrative	57.1	28.1	105.5	66.8
Total share-based compensation	$320.5	$275.3	$614.8	$546.3
As of January 31, 2025, total compensation cost related to unvested share-based awards not yet recognized was $2.5 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years.
13. Income Taxes
For the three and six months ended January 31, 2025, our provision for income taxes reflected effective tax rates of 17.7% and 10.9%, respectively. Our income taxes for the three and six months ended January 31, 2025 were primarily due to U.S. and foreign income taxes. Our effective tax rate for the three and six months ended January 31, 2025 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation.
For the three and six months ended January 31, 2024, our benefit from income taxes reflected an effective tax rate of negative 1,189.2% and negative 364.3%, respectively. Our effective tax rate for the three and six months ended January 31, 2024 differed from the U.S. statutory tax rate primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom (“U.K.”) deferred tax assets.
As a result of the valuation allowance release, during the three and six months ended January 31, 2024, we recognized a deferred tax benefit of $3.2 billion for the U.S. federal, U.S. states other than California, and U.K. deferred tax assets. In addition, during the three and six months ended January 31, 2024, we recognized a deferred tax expense of $1.7 billion for the U.S. federal indirect tax effect of foreign deferred taxes consistent with our policy to record deferred taxes for basis differences relating to our global intangible low-taxed income. Accordingly, during the three and six months ended January 31, 2024, we recognized a net tax benefit of $1.5 billion relating to our valuation allowance release.
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

The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income	$267.3	$1,746.9	$618.0	$1,941.1

Weighted-average shares used to compute net income per share, basic	659.3	639.3	656.5	629.7
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	8.7	25.9	10.3	24.6
Warrants related to the issuance of convertible senior notes	25.8	25.3	25.2	28.6
Employee equity incentive plans	15.2	24.5	17.1	24.4
Weighted-average shares used to compute net income per share, diluted	709.0	715.0	709.1	707.3

Net income per share, basic	$0.41	$2.73	$0.94	$3.08
Net income per share, diluted	$0.38	$2.44	$0.87	$2.74
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Employee equity incentive plans	6.3	4.7	4.8	4.9
15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Interest income	$86.9	$85.3	$172.6	$156.5
Foreign currency exchange gains (losses), net	2.4	(6.5)	(5.1)	(1.4)
Other, net	(4.0)	5.9	1.1	(0.1)
Total other income, net	$85.3	$84.7	$168.6	$155.0
16. Subsequent Events
2025 Notes Conversion
Subsequent to January 31, 2025, $100.4 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements concerning the following: expectations regarding the cybersecurity landscape; expectations regarding our platformization strategy and related progress and opportunities; expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy; expectations regarding artificial intelligence; expectations regarding our strategic partnerships; expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; expectations that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations relating to our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire; expectations regarding contingent consideration obligations; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding regions, inflation, interest rate levels, public or administration policies, trade regulations, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2025 to the three and six months ended January 31, 2024.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, AI Runtime Security, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. Prisma Access Browser extends SASE security and data protection to the end user device, giving workers complete device freedom to access business applications securely using a secure browser. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), software as a service (“SaaS”) Security, and AI Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Strata Cloud Manager, our network security management solution, centrally manages our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes the Strata Copilot which provides a natural language interface to simplify and strengthen network security.
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
Security Operations:
•We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex platform. These include Cortex XSIAM®, for AI-driven security operations that replaces traditional SIEM tools, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for ASM. These products are delivered as SaaS or software subscriptions.
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
For the second quarter of fiscal 2025 and 2024, total revenue was $2.3 billion and $2.0 billion, respectively, representing year-over-year growth of 14.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of January 31, 2025, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $421.5 million, or 18.7% of total revenue, for the second quarter of fiscal 2025, representing year-over-year growth of 7.9%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400 Series, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.8 billion, or 81.3% of total revenue, for the second quarter of fiscal 2025, representing year-over-year growth of 15.9%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, cloud access security broker and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-driven Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, as well as ASM. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in February 2025, we announced Cortex Cloud, the next version of Prisma Cloud, that brings together our CDR and CNAPP capabilities on the unified Cortex platform to provide centralized visibility, AI-driven insights, and end-to-end remediation across the cloud security ecosystem to stop attacks in real time.
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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Changes in legislation or regulations and actions by regulators, including changes in enforcement and administration policies, may have an impact on our results of operations and financial condition. Further, worsening economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, impacts of trade regulations, and other conditions, may adversely affect our results of operations and financial performance.
The hostilities in Israel and the surrounding region have continued to result in economic and political uncertainty. While we have business operations in Israel, and intend to continue growing our presence in Israel, we currently do not expect significant business disruption. We are actively monitoring, evaluating, and responding to the situation.
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

	January 31, 2025	July 31, 2024

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$4.8	$4.2
Remaining performance obligations	$13.0	$12.7

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(dollars in millions)
Total revenue	$2,257.4	$1,975.1	$4,396.2	$3,853.2
Total revenue year-over-year percentage increase	14.3%	19.3%	14.1%	19.7%
Gross margin	73.5%	74.7%	73.8%	74.8%
Operating income	$240.4	$53.6	$526.9	$268.8
Operating margin	10.6%	2.7%	12.0%	7.0%
Cash flow provided by operating activities			$2,066.5	$2,216.0
Free cash flow (non-GAAP)			$1,974.9	$2,144.0
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

	Six Months Ended January 31,
	2025	2024

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$2,066.5	$2,216.0
Less: purchases of property, equipment, and other assets	91.6	72.0
Free cash flow (non-GAAP)	$1,974.9	$2,144.0
Net cash used in investing activities	$(924.6)	$(1,454.5)
Net cash used in financing activities	$(451.9)	$(114.4)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$421.5	18.7%	$390.7	19.8%	$775.3	17.6%	$731.8	19.0%
Subscription and support	1,835.9	81.3%	1,584.4	80.2%	3,620.9	82.4%	3,121.4	81.0%
Total revenue	2,257.4	100.0%	1,975.1	100.0%	4,396.2	100.0%	3,853.2	100.0%
Cost of revenue:
Product	101.3	4.5%	88.2	4.5%	176.3	4.0%	165.6	4.3%
Subscription and support	497.9	22.0%	410.9	20.8%	977.0	22.2%	806.3	20.9%
Total cost of revenue(1)	599.2	26.5%	499.1	25.3%	1,153.3	26.2%	971.9	25.2%
Total gross profit	1,658.2	73.5%	1,476.0	74.7%	3,242.9	73.8%	2,881.3	74.8%
Operating expenses:
Research and development	505.7	22.4%	447.9	22.7%	986.1	22.4%	857.4	22.3%
Sales and marketing	758.3	33.7%	673.0	34.0%	1,478.4	33.7%	1,333.5	34.6%
General and administrative	153.8	6.8%	301.5	15.3%	251.5	5.7%	421.6	10.9%
Total operating expenses(1)	1,417.8	62.9%	1,422.4	72.0%	2,716.0	61.8%	2,612.5	67.8%
Operating income	240.4	10.6%	53.6	2.7%	526.9	12.0%	268.8	7.0%
Interest expense	(0.9)	—%	(2.8)	(0.1)%	(2.1)	—%	(5.7)	(0.1)%
Other income, net	85.3	3.8%	84.7	4.3%	168.6	3.8%	155.0	4.0%
Income before income taxes	324.8	14.4%	135.5	6.9%	693.4	15.8%	418.1	10.9%
Provision for (benefit from) income taxes	57.5	2.6%	(1,611.4)	(81.5)%	75.4	1.7%	(1,523.0)	(39.5)%
Net income	$267.3	11.8%	$1,746.9	88.4%	$618.0	14.1%	$1,941.1	50.4%
(1) Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024

	(in millions)
Cost of product revenue	$1.3	$2.3	$2.6	$4.7
Cost of subscription and support revenue	32.3	30.7	62.7	61.3
Research and development	139.6	138.6	277.4	258.7
Sales and marketing	90.2	75.6	166.6	154.8
General and administrative	57.1	28.1	105.5	66.8
Total share-based compensation	$320.5	$275.3	$614.8	$546.3

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$421.5	$390.7	$30.8	7.9%	$775.3	$731.8	$43.5	5.9%
Product revenue increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 driven by increased demand for our new generation of hardware products and accessories, and an increase in price of and allocation to on-premise software licenses due to enhanced features and capabilities during the fiscal quarter ended January 31, 2025. The increase in product revenue for the six months ended January 31, 2025 was partially offset by decreased demand for our prior generation of hardware products.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,233.2	$1,027.1	$206.1	20.1%	$2,425.0	$2,015.4	$409.6	20.3%
Support	602.7	557.3	45.4	8.1%	1,195.9	1,106.0	89.9	8.1%
Total subscription and support	$1,835.9	$1,584.4	$251.5	15.9%	$3,620.9	$3,121.4	$499.5	16.0%
Subscription and support revenue increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,502.4	$1,334.2	$168.2	12.6%	$2,944.5	$2,620.8	$323.7	12.4%
Europe, the Middle East, and Africa (“EMEA”)	480.0	406.8	73.2	18.0%	921.4	771.7	149.7	19.4%
Asia Pacific and Japan (“APAC”)	275.0	234.1	40.9	17.5%	530.3	460.7	69.6	15.1%
Total revenue	$2,257.4	$1,975.1	$282.3	14.3%	$4,396.2	$3,853.2	$543.0	14.1%
Revenue from the Americas, EMEA, and APAC increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$101.3	$88.2	$13.1	14.9%	$176.3	$165.6	$10.7	6.5%
Cost of product revenue increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to an increase in inventory reserves. The increase in cost of product revenue for the three months ended January 31, 2025 was further driven by increased demand for our new generation hardware products.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$497.9	$410.9	$87.0	21.2%	$977.0	$806.3	$170.7	21.2%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $45.9 million and $85.7 million for the three and six months ended January 31, 2025, respectively, compared to the same periods in 2024. Personnel costs grew $14.5 million and $25.8 million for the three and six months ended January 31, 2025, respectively, compared to the same periods in 2024, primarily due to headcount growth. The increase in cost of subscription and support revenue in both periods was further driven by increased professional services expense.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025		2024		2025		2024
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$320.2	76.0%	$302.5	77.4%	$599.0	77.3%	$566.2	77.4%
Subscription and support	1,338.0	72.9%	1,173.5	74.1%	2,643.9	73.0%	2,315.1	74.2%
Total gross profit	$1,658.2	73.5%	$1,476.0	74.7%	$3,242.9	73.8%	$2,881.3	74.8%
Product gross margin decreased for the three months ended January 31, 2025 compared to the same period in 2024 primarily due to an increase in inventory reserves. Product gross margin was relatively flat for the six months ended January 31, 2025 compared to the same period in 2024.
Subscription and support gross margin decreased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to an increase in costs related to our cloud-based offerings.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2025, we expect to recognize approximately $2.5 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$505.7	$447.9	$57.8	12.9%	$986.1	$857.4	$128.7	15.0%
Research and development expense increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to increased personnel costs, which grew $38.1 million and $87.1 million for the three and six months ended January 31, 2025, respectively, compared to the same periods in 2024, largely due to headcount growth. The increase in research and development expense in both periods was further driven by increased shared costs.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$758.3	$673.0	$85.3	12.7%	$1,478.4	$1,333.5	$144.9	10.9%
Sales and marketing expense increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to increased personnel costs, which grew $65.1 million and $122.7 million for the three and six months ended January 31, 2025, respectively, compared to the same periods in 2024, largely due to headcount growth.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$153.8	$301.5	$(147.7)	(49.0)%	$251.5	$421.6	$(170.1)	(40.3)%
General and administrative expense decreased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to a litigation-related accrual of $176.8 million during the three months ended January 31, 2024 and a partial release of $43.0 million during the three months ended October 31, 2024. The decrease in general and administrative expense in both periods was partially offset by increased personnel costs, which grew $32.7 million and $47.8 million for the three and six months ended January 31, 2025, respectively, compared to the same periods in 2024, largely due to increased share-based compensation.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$0.9	$2.8	$(1.9)	(67.9)%	$2.1	$5.7	$(3.6)	(63.2)%
Interest expense decreased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to early conversions of our 2025 Notes. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$85.3	$84.7	$0.6	0.7%	$168.6	$155.0	$13.6	8.8%
Other income, net was flat for the three months ended January 31, 2025 compared to the same period in 2024. Other income, net increased for the six months ended January 31, 2025 compared to the same period in 2024 primarily due to higher interest income as a result of higher average cash, cash equivalent, and investment balances for the six months ended January 31, 2025 compared to the same period in 2024.

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for (benefit from) income taxes consists primarily of U.S. and foreign income taxes. Our effective tax rate during the three and six months ended January 31, 2025 was lower than our statutory tax rate primarily due to excess tax benefits from share-based compensation. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions. Based on our analysis of all positive and negative evidence during the fiscal quarter ended January 31, 2025, we continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended January 31,				Six Months Ended January 31,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$57.5	$(1,611.4)	$1,668.9	(103.6)%	$75.4	$(1,523.0)	$1,598.4	(105.0)%
Effective tax rate	17.7%	(1,189.2)%			10.9%	(364.3)%
Our provision for income taxes for the three and six months ended January 31, 2025 was primarily due to U.S. and foreign income taxes. Our effective tax rate increased for the three and six months ended January 31, 2025 compared to the same periods in 2024 primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets in the second quarter of fiscal 2024. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2025	July 31, 2024

	(in millions)
Working capital (deficit)	$(1,212.4)	$(833.0)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,226.3	$1,535.2
Investments	5,566.4	5,216.8
Total cash, cash equivalents, and investments	$7,792.7	$6,752.0
As of January 31, 2025, our total cash, cash equivalents, and investments of $7.8 billion were held for general corporate purposes. As of January 31, 2025, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
Our cash tax payments have increased and we expect this trend to continue as a result of our increased profitability and utilization of our net operating loss carryforwards and credits.

DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three and six months ended January 31, 2025, we repaid in cash $112.4 million and $431.4 million, respectively, in aggregate principal amount of the 2025 Notes and issued 1.7 million and 6.2 million shares of common stock to the holders, respectively, for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from our exercise of the associated note hedges. Subsequent to January 31, 2025, through the filing date of this Quarterly Report on Form 10-Q, $100.4 million in aggregate principal amount of the 2025 Notes was converted or had been submitted by the holders for conversion and will settle during the fiscal quarter ending April 30, 2025.
The sale price condition for the 2025 Notes was met during the fiscal quarter ended January 31, 2025, and, as a result, holders may convert their 2025 Notes during the fiscal quarter ending April 30, 2025 at any time prior to the close of business on the business day immediately preceding March 1, 2025 for settlement prior to the maturity date. If all of the holders convert their 2025 Notes during this period, we would be obligated to settle the $534.2 million principal amount of the 2025 Notes in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2025 Notes during the fiscal quarter ending April 30, 2025 or hold the 2025 Notes until maturity on June 1, 2025. As of January 31, 2025, $534.2 million of our 2025 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the 2025 Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of January 31, 2025, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, November 2023, and August 2024, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, $316.7 million and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of January 31, 2025, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of January 31, 2025, we have total operating lease obligations of $436.6 million recorded on our condensed consolidated balance sheet.
As of January 31, 2025, our commitments to purchase products, components, cloud and other services totaled $4.4 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of January 31, 2025, we have total contingent consideration obligations of $664.9 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements and Note 7. Acquisition in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these contingent consideration obligations.

CASH FLOWS
The following table summarizes our cash flows for the six months ended January 31, 2025 and 2024:

	Six Months Ended January 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$2,066.5	$2,216.0
Net cash used in investing activities	(924.6)	(1,454.5)
Net cash used in financing activities	(451.9)	(114.4)
Net increase in cash, cash equivalents, and restricted cash	$690.0	$647.1
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
OPERATING ACTIVITIES
Our operating activities have consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Our largest source of cash provided by our operations is receipts from our customers.
Cash provided by operating activities during the six months ended January 31, 2025 was $2.1 billion, a decrease of $149.5 million compared to the same period in 2024. The decrease was primarily due to higher payments of cash expenditure to support our business growth, partially offset by an increase in receipts from our customers during the six months ended January 31, 2025.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2025 was $924.6 million, a decrease of $529.9 million compared to the same period in 2024. The decrease was primarily due to lower purchases of investments, higher proceeds from sales and maturities of investments, and a decrease in net cash payments for business acquisitions during the six months ended January 31, 2025.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the six months ended January 31, 2025 was $451.9 million, an increase of $337.5 million compared to the same period in 2024. The increase was primarily due to an increase in cash used for repayments of the early conversion of our 2025 Notes and an increase in payments for tax withholding related to the net share settlement of employee equity awards, partially offset by a decrease in cash used to repurchase our common stock which did not recur during the six months ended January 31, 2025.

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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report, except for the update as described below resulting from our acquisition of certain IBM QRadar assets.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $110.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $110.3 million increase in the fair market value of the portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, changes in public policies such as domestic and international legislation or regulations, changes in enforcement and administration policies, taxes, any increases in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, trade regulations, tariffs and changes in tariffs, geopolitical turmoil, and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including the hostilities in Israel and the surrounding region, Russia’s invasion of Ukraine and any related political or economic responses and counter-responses, and uncertainty about, or changes in, government and trade relationships, policies, and treaties could also lead to worsening economic and market conditions and geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union (the “E.U.”), has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition, and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products, and increased price competition.
Risks Related to Our Business
RISKS RELATED TO OUR GROWTH
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2024 to the end of the second quarter of fiscal 2025, our headcount increased from 15,289 to 15,758 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 14.1% and 19.7% for the six months ended January 31, 2025 and 2024, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 82.4% of total revenue in the six months ended January 31, 2025 and 81.0% of total revenue in the six months ended January 31, 2024. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the six months ended January 31, 2025, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 44.9% of our total revenue. As of January 31, 2025, three distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 47.6% of our gross accounts receivable.

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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification or technical requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification or technical requirements. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards or technical requirements, or our competitors achieve compliance with these certifications and standards or technical requirements, we may be disqualified from selling our products, subscriptions, and support offerings to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products, subscriptions, and support offerings may be impacted by government shutdowns, changes in governmental administrations, public sector budgetary cycles, contracting requirements, and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products, subscriptions, and support offerings. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, subscriptions, and support offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products, subscriptions, and support offerings to the U.S. government.

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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement, and, after post-trial motions, a judgment was issued in the lawsuit on October 3, 2024 assessing a lump sum damages amount of $113.6 million, which is currently on appeal. Additional examples of patent infringement cases have been disclosed in Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our products and subscriptions contain software modules licensed to us by third-party authors under “open source” licenses. Some open source licenses contain requirements that we make available applicable source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with, or otherwise distribute or use open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products or subscriptions with lower development effort and time and ultimately could result in a loss of product sales for us.

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
We depend on manufacturing partners, primarily our EMS provider, Flex, to manufacture our hardware product lines. Our substantial reliance on Flex, as well as other manufacturing partners subjects us to potential concentration risks, such as reduced control over the manufacturing process, quality assurance, product costs, product supply, and timing. Our hardware products are manufactured by our manufacturing partners at facilities located primarily in the United States. Some of the components in our products are sourced either through Flex or directly by us from component suppliers outside the United States. The portion of our hardware products that are sourced outside the United States may subject us to geopolitical risks, additional logistical risks, risks associated with international trade agreements, international trade disputes, trade regulations, tariffs, or risks associated with complying with local rules and regulations in foreign countries.
Significant changes to existing international trade agreements, tariffs, or trade regulations could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed additional, import tariffs. Some components that we import for final manufacturing in the United States have been impacted by these tariffs. As a result, our costs have increased and we have raised, and may be required to further raise, prices on our hardware products in response to these and potential new trade regulations.

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
•unexpected changes in, or the application of, foreign and domestic laws and regulations (including intellectual property rights protections), regulatory practices or enforcement policies, trade restrictions, international trade agreements, and foreign legal requirements, including those applicable to the importation, certification, and localization of our products, tariffs, and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration, such as the Sanctions on Russia, or foreign countries in response to regulatory changes adopted by the current administration; and
•non-compliance with U.S. and foreign laws, including antitrust regulations, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom (“U.K.”) Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices.
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

Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated expenditures. As of January 31, 2025, the total notional amount of our outstanding foreign currency forward contracts was $1.6 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws or regulations, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes; new, modified or additional laws or regulations may be adopted; and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), each of which impose stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the E.U. GDPR or £17.5 million under the “U.K. GDPR,” and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.
The GDPR imposes restrictions, among other things, on the transfer of personal data outside of the European Economic Area (“EEA”) (or, in the case of the U.K. GDPR, the U.K.) to non-EEA countries, such as the United States, unless adequate safeguards are implemented or a derogation applies. In practice, we rely on standard contractual clauses approved under the GDPR to carry out such transfers and to receive personal data subject to the GDPR (directly or indirectly) in the United States. In addition, with respect to the personal data that we process on behalf of our customers, we self-certified to the E.U.-U.S. Data Privacy Framework (“E.U.-U.S. DPF”), the UK Extension to the E.U.-U.S. DPF, and the Swiss-U.S. Data Privacy Framework (collectively, the “DPF”), as set forth by the U.S. Department of Commerce, regarding transfers of certain personal data from the E.U., the United Kingdom, and Switzerland to the United States. The DPF has been recognized as adequate under applicable law to allow transfers of personal data from the E.U., U.K., and Switzerland, as the case may be, to companies in the U.S. that have self-certified to the framework. However, the DPF may be subject to legal challenges, which could invalidate its use, disrupt our ability to rely on such data transfer mechanisms, and otherwise cause the legal requirements for such data transfers to be uncertain.
Among other effects, we may experience additional costs associated with increased compliance burdens, reduced demand for our offerings from current or prospective customers in the EEA, Switzerland, and the U.K. (collectively, “Europe”) to use our products, on account of the risks identified in the Schrems II decision, and we may find it necessary or desirable to make further changes to our processing of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Moreover, much like with Schrems II, we anticipate future legal challenges to the approved data transfer mechanisms between Europe and the United States, including a challenge to the E.U.-U.S. DPF. Such legal challenges could result in additional legal and regulatory risk, compliance costs, and in our business, operating results, and financial condition being harmed.
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered businesses to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, other U.S. states have enacted privacy laws that are potentially relevant to us. These include laws enacted in at least 20 U.S. states, with additional state legislatures expected to consider comprehensive privacy legislation in the coming months and throughout calendar year 2025. Increasingly stringent federal or state privacy legislation may require us to modify our data practices and policies, incur substantial compliance costs and expenses, and add further complexity to our compliance efforts that could adversely affect our business or increase our potential liability if we fail to comply.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, inclusion and diversity, responsible sourcing and social investments, and other matters in our annual ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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
In June 2020, we issued our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. Effective February 1, 2025 through April 30, 2025, all of the 2025 Notes are convertible. If all of the note holders decided to convert their 2025 Notes, we would be obligated to pay the $534.2 million principal amount of the 2025 Notes in cash. Under the terms of the 2025 Notes, we also have the option to settle the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes in cash or shares of our common stock. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
Our restated certificate of incorporation authorizes us to issue up to 2.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our 2025 Notes, the settlement of our 2025 Warrants, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of January 31, 2025, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2025 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
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
•require the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All references made to share or per share amounts related to our common stock have been retroactively adjusted to reflect the effects of the Stock Split. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Stock Split.
Unregistered Sales of Equity Securities
During the three months ended January 31, 2025, holders of the 2025 Notes converted $112.4 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 1.7 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, November 2023, and August 2024, we announced additional $700.0 million, $676.1 million, $915.0 million, $316.7 million, and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of January 31, 2025. The expiration date of this repurchase authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. We did not repurchase shares of our common stock under our share repurchase program during the three months ended January 31, 2025.

Between November 1, 2024 and November 30, 2024, we withheld shares of restricted stock upon employee net exercise of stock options to satisfy the associated exercise price and tax withholding requirements. An aggregate of 1.3 million shares with an average value of $191.68 per share were withheld by us to satisfy the exercise price and tax withholding requirements during this period.
Between November 1, 2024 and November 30, 2024, December 1, 2024 and December 31, 2024, and January 1, 2025 and January 31, 2025, shares of restricted stock were withheld by us from certain employees upon the vesting of equity awards to satisfy tax withholding requirements. The average value of shares withheld to satisfy tax withholding requirements during these periods were $181.20 per share, $189.36 per share, and $180.18 per share, respectively. The number of shares withheld to satisfy tax withholding requirements during these periods was not significant.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the second quarter of fiscal 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan was Terminated	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Dipak Golechha	Executive Vice President, Chief Financial Officer	January 6, 2025	Not applicable	March 31, 2026 or, if earlier, when all shares have been sold	20,000
Nir Zuk	Executive Vice President, Chief Technology Officer	January 9, 2025	Not applicable	April 30, 2026 or, if earlier, when all shares have been sold	1,449,828
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of fiscal 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amendment to Restated Certificate of Incorporation of Palo Alto Networks, Inc.	8-K	001-35594	3.1	December 12, 2024

10.1	Amended and Restated 2021 Equity Incentive Plan.	8-K	001-35594	10.1	December 12, 2024

10.2	2012 Employee Stock Purchase Plan, as amended and restated, and related form agreements.

10.3
Amendment No. 1, dated as of November 22, 2024, to Credit Agreement, dated as of April 13, 2023, among Palo Alto Networks, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2025 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 14, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 14, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)