Form 10-Q
period 2025-04-30
Palo Alto Networks Inc
filed 2025-05-21
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 9, 2025 was 666.8 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	April 30, 2025	July 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,383.4	$1,535.2
Short-term investments	916.8	1,043.6
Accounts receivable, net of allowance for credit losses of $10.6 and $7.5 as of April 30, 2025 and July 31, 2024, respectively	1,950.0	2,618.6
Short-term financing receivables, net	737.3	725.9
Short-term deferred contract costs	387.1	369.0
Prepaid expenses and other current assets	524.4	557.4
Total current assets	6,899.0	6,849.7
Property and equipment, net	367.0	361.1
Operating lease right-of-use assets	357.3	385.9
Long-term investments	5,152.3	4,173.2
Long-term financing receivables, net	1,068.9	1,182.1
Long-term deferred contract costs	528.2	562.0
Goodwill	4,050.8	3,350.1
Intangible assets, net	730.2	374.9
Deferred tax assets	2,452.2	2,399.0
Other assets	396.9	352.9
Total assets	$22,002.8	$19,990.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$234.8	$116.3
Accrued compensation	506.2	554.7
Accrued and other liabilities	824.6	506.7
Deferred revenue	5,756.8	5,541.1
Convertible senior notes, net	383.2	963.9
Total current liabilities	7,705.6	7,682.7
Long-term deferred revenue	5,816.8	5,939.4
Deferred tax liabilities	26.2	387.7
Long-term operating lease liabilities	345.7	380.5
Other long-term liabilities	878.0	430.9
Total liabilities	14,772.3	14,821.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of April 30, 2025 and July 31, 2024	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000.0 shares authorized; 665.9 and 650.2 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	4,952.2	3,821.1
Accumulated other comprehensive income (loss)	48.0	(1.6)
Retained earnings	2,230.3	1,350.2
Total stockholders’ equity	7,230.5	5,169.7
Total liabilities and stockholders’ equity	$22,002.8	$19,990.9

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenue:
Product	$452.7	$391.0	$1,228.0	$1,122.8
Subscription and support	1,836.3	1,593.8	5,457.2	4,715.2
Total revenue	2,289.0	1,984.8	6,685.2	5,838.0
Cost of revenue:
Product	100.7	77.9	277.0	243.5
Subscription and support	518.6	435.7	1,495.6	1,242.0
Total cost of revenue	619.3	513.6	1,772.6	1,485.5
Total gross profit	1,669.7	1,471.2	4,912.6	4,352.5
Operating expenses:
Research and development	494.5	457.2	1,480.6	1,314.6
Sales and marketing	792.5	718.7	2,270.9	2,052.2
General and administrative	163.9	118.6	415.4	540.2
Total operating expenses	1,450.9	1,294.5	4,166.9	3,907.0
Operating income	218.8	176.7	745.7	445.5
Interest expense	(0.7)	(2.3)	(2.8)	(8.0)
Other income, net	92.4	76.8	261.0	231.8
Income before income taxes	310.5	251.2	1,003.9	669.3
Provision for (benefit from) income taxes	48.4	(27.6)	123.8	(1,550.6)
Net income	$262.1	$278.8	$880.1	$2,219.9
Net income per share, basic	$0.39	$0.43	$1.33	$3.50
Net income per share, diluted	$0.37	$0.39	$1.24	$3.14
Weighted-average shares used to compute net income per share, basic	665.1	645.8	659.3	635.0
Weighted-average shares used to compute net income per share, diluted	707.4	709.3	708.6	708.0

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income	$262.1	$278.8	$880.1	$2,219.9
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	31.6	(39.3)	23.6	2.6
Cash flow hedges:
Change in unrealized gains (losses)	30.4	(15.1)	20.6	(28.4)
Net realized (gains) losses reclassified into earnings	(0.1)	5.5	5.4	13.6
Net change on cash flow hedges	30.3	(9.6)	26.0	(14.8)
Other comprehensive income (loss)	61.9	(48.9)	49.6	(12.2)
Comprehensive income	$324.0	$229.9	$929.7	$2,207.7

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended April 30, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	660.4	$4,421.0	$(13.9)	$1,968.2	$6,375.3
Net income	—	—	—	262.1	262.1
Other comprehensive income	—	—	61.9	—	61.9
Issuance of common stock in connection with employee equity incentive plans	5.5	202.0	—	—	202.0
Taxes paid related to net share settlement of equity awards	—	(5.3)	—	—	(5.3)
Share-based compensation for equity-based awards	—	334.4	—	—	334.4
Settlement of convertible notes	2.2	0.1	—	—	0.1
Settlement of note hedges	(2.2)	—	—	—	—
Balance as of April 30, 2025	665.9	$4,952.2	$48.0	$2,230.3	$7,230.5

	Three Months Ended April 30, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	645.4	$3,650.0	$(6.5)	$713.7	$4,357.2
Net income	—	—	—	278.8	278.8
Other comprehensive loss	—	—	(48.9)	—	(48.9)
Issuance of common stock in connection with employee equity incentive plans	4.7	115.8	—	—	115.8
Taxes paid related to net share settlement of equity awards	—	(3.4)	—	—	(3.4)
Share-based compensation for equity-based awards	—	270.0	—	—	270.0
Repurchase and retirement of common stock	(3.4)	(500.0)	—	—	(500.0)
Settlement of convertible notes	9.1	(1.7)	—	—	(1.7)
Settlement of note hedges	(9.1)	—	—	—	—
Balance as of April 30, 2024	646.7	$3,530.7	$(55.4)	$992.5	$4,467.8

	Nine Months Ended April 30, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	650.2	$3,821.1	$(1.6)	$1,350.2	$5,169.7
Net income	—	—	—	880.1	880.1
Other comprehensive income	—	—	49.6	—	49.6
Issuance of common stock in connection with employee equity incentive plans	15.7	360.4	—	—	360.4
Taxes paid related to net share settlement of equity awards	—	(183.1)	—	—	(183.1)
Share-based compensation for equity-based awards	—	953.8	—	—	953.8
Settlement of convertible notes	8.4	—	—	—	—
Settlement of note hedges	(8.4)	—	—	—	—
Balance as of April 30, 2025	665.9	$4,952.2	$48.0	$2,230.3	$7,230.5

	Nine Months Ended April 30, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	616.7	$3,019.0	$(43.2)	$(1,227.4)	$1,748.4
Net income	—	—	—	2,219.9	2,219.9
Other comprehensive loss	—	—	(12.2)	—	(12.2)
Issuance of common stock in connection with employee equity incentive plans	16.0	258.1	—	—	258.1
Taxes paid related to net share settlement of equity awards	—	(22.7)	—	—	(22.7)
Share-based compensation for equity-based awards	—	845.2	—	—	845.2
Repurchase and retirement of common stock	(4.0)	(566.7)	—	—	(566.7)
Settlement of convertible notes	11.3	(2.2)	—	—	(2.2)
Settlement of note hedges	(11.3)	—	—	—	—
Settlement of warrants	18.0	—	—	—	—
Balance as of April 30, 2024	646.7	$3,530.7	$(55.4)	$992.5	$4,467.8
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Nine Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net income	$880.1	$2,219.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	940.7	806.5
Deferred income taxes	(441.5)	(1,818.3)
Depreciation and amortization	259.6	207.2
Amortization of deferred contract costs	344.1	324.7
Amortization of debt issuance costs	1.0	2.9
Change in fair value of contingent consideration liability	20.3	—
Reduction of operating lease right-of-use assets	48.1	40.7
Amortization of investment premiums, net of accretion of purchase discounts	(35.2)	(46.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	668.6	748.9
Financing receivables, net	101.8	(412.7)
Deferred contract costs	(328.4)	(285.2)
Prepaid expenses and other assets	67.8	47.2
Accounts payable	118.7	(20.5)
Accrued compensation	(48.5)	(165.0)
Accrued and other liabilities	34.6	227.4
Deferred revenue	63.4	867.7
Net cash provided by operating activities	2,695.2	2,744.9
Cash flows from investing activities
Purchases of investments	(2,821.2)	(2,486.5)
Proceeds from sales of investments	829.9	500.8
Proceeds from maturities of investments	1,208.5	1,364.3
Business acquisitions, net of cash and restricted cash acquired	(499.5)	(610.6)
Purchases of property, equipment, and other assets	(159.9)	(109.4)
Net cash used in investing activities	(1,442.2)	(1,341.4)
Cash flows from financing activities
Repayments of convertible senior notes	(582.3)	(834.1)
Repurchases of common stock	—	(566.7)
Proceeds from sales of shares through employee equity incentive plans	360.6	259.7
Payments for taxes related to net share settlement of equity awards	(183.1)	(22.7)
Net cash used in financing activities	(404.8)	(1,163.8)
Net increase in cash, cash equivalents, and restricted cash	848.2	239.7
Cash, cash equivalents, and restricted cash - beginning of period	1,546.8	1,142.2
Cash, cash equivalents, and restricted cash - end of period	$2,395.0	$1,381.9
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,383.4	$1,373.7
Restricted cash included in prepaid expenses and other current assets	11.6	8.2
Total cash, cash equivalents, and restricted cash	$2,395.0	$1,381.9

Non-cash investing and financing activities
Equity consideration for business acquisitions	$—	$(27.4)
Contingent consideration for a business acquisition	$(648.9)	$—
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, except for the update to the disclosure of our accounting policies as described below resulting from our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”). Refer to Note 7. Acquisition for additional information.
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
Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for our annual period in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026, and requires retrospective application for all prior periods presented in the financial statements. Early adoption is permitted. We expect the adoption of this standard will not have a material impact on our consolidated financial statements.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenue:
Americas
United States	$1,424.4	$1,271.1	$4,169.0	$3,723.6
Other Americas	104.8	88.5	304.7	256.8
Total Americas	1,529.2	1,359.6	4,473.7	3,980.4
Europe, the Middle East, and Africa (“EMEA”)	480.9	399.2	1,402.3	1,170.9
Asia Pacific and Japan (“APAC”)	278.9	226.0	809.2	686.7
Total revenue	$2,289.0	$1,984.8	$6,685.2	$5,838.0

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenue:
Product	$452.7	$391.0	$1,228.0	$1,122.8
Subscription and support
Subscription	1,234.4	1,045.6	3,659.4	3,061.0
Support	601.9	548.2	1,797.8	1,654.2
Total subscription and support	1,836.3	1,593.8	5,457.2	4,715.2
Total revenue	$2,289.0	$1,984.8	$6,685.2	$5,838.0
Deferred Revenue
During the nine months ended April 30, 2025 and 2024, we recognized approximately $4.4 billion and $3.7 billion of revenue pertaining to amounts that were deferred as of July 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations were $13.5 billion as of April 30, 2025, of which we expect to recognize as revenue approximately $6.2 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 and July 31, 2024 (in millions):

	April 30, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,060.7	$—	$—	$1,060.7	$494.0	$—	$—	$494.0
Commercial paper	—	575.0	—	575.0	—	299.6	—	299.6
Corporate debt securities	—	0.7	—	0.7	—	18.2	—	18.2
U.S. government and agency securities	—	—	—	—	—	149.6	—	149.6
Total cash equivalents	1,060.7	575.7	—	1,636.4	494.0	467.4	—	961.4
Short-term investments:
Certificates of deposit	—	—	—	—	—	20.6	—	20.6
Commercial paper	—	53.6	—	53.6	—	79.9	—	79.9
Corporate debt securities	—	834.8	—	834.8	—	935.9	—	935.9
U.S. government and agency securities	—	7.1	—	7.1	—	2.7	—	2.7
Non-U.S. government and agency securities	—	3.1	—	3.1	—	4.2	—	4.2
Asset-backed securities	—	18.2	—	18.2	—	0.3	—	0.3
Total short-term investments	—	916.8	—	916.8	—	1,043.6	—	1,043.6

	April 30, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term investments:
Corporate debt securities	—	3,822.6	—	3,822.6	—	3,151.3	—	3,151.3
U.S. government and agency securities	—	78.4	—	78.4	—	19.0	—	19.0
Non-U.S. government and agency securities	—	26.3	—	26.3	—	54.4	—	54.4
Asset-backed securities	—	1,225.0	—	1,225.0	—	948.5	—	948.5
Total long-term investments	—	5,152.3	—	5,152.3	—	4,173.2	—	4,173.2
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	36.9	—	36.9	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	36.9	—	36.9	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	10.9	—	10.9	—	0.1	—	0.1
Total other assets	—	10.9	—	10.9	—	0.1	—	0.1
Total assets measured at fair value	$1,060.7	$6,692.6	$—	$7,753.3	$494.0	$5,688.4	$—	$6,182.4

Accrued and other liabilities:
Foreign currency forward contracts	$—	$5.7	$—	$5.7	$—	$15.3	$—	$15.3
Contingent consideration	—	—	347.6	347.6	—	—	—	—
Total accrued and other liabilities	—	5.7	347.6	353.3	—	15.3	—	15.3
Other long-term liabilities:
Foreign currency forward contracts	—	0.2	—	0.2	—	0.9	—	0.9
Contingent consideration	—	—	321.6	321.6	—	—	—	—
Total other long-term liabilities	—	0.2	321.6	321.8	—	0.9	—	0.9
Total liabilities measured at fair value	$—	$5.9	$669.2	$675.1	$—	$16.2	$—	$16.2
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
The following table presents a reconciliation of our contingent consideration liability (in millions):

	Three Months Ended April 30, 2025	Nine Months Ended April 30, 2025
Contingent consideration liability at the beginning of the period	$664.9	$—
Initial valuation on the acquisition date	—	648.9
Change in fair value	4.3	20.3
Contingent consideration liability at the end of the period	$669.2	$669.2

The total estimated fair value of our financing receivables approximates their carrying amounts as of April 30, 2025 and July 31, 2024. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
Refer to Note 9. Debt for the carrying amount and estimated fair value of our convertible senior notes as of April 30, 2025 and July 31, 2024.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2025 and July 31, 2024 (in millions):

	April 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$575.0	$—	$—	$575.0
Corporate debt securities	0.7	—	—	0.7
Total available-for-sale cash equivalents	$575.7	$—	$—	$575.7
Investments:
Commercial paper	53.6	—	—	53.6
Corporate debt securities	4,607.4	51.2	(1.2)	4,657.4
U.S. government and agency securities	85.4	0.1	—	85.5
Non-U.S. government and agency securities	28.8	0.6	—	29.4
Asset-backed securities	1,231.7	11.9	(0.4)	1,243.2
Total available-for-sale investments	$6,006.9	$63.8	$(1.6)	$6,069.1

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$299.6	$—	$—	$299.6
Corporate debt securities	18.2	—	—	18.2
U.S. government and agency securities	149.6	—	—	149.6
Total available-for-sale cash equivalents	$467.4	$—	$—	$467.4
Investments:
Certificates of deposit	$20.6	$—	$—	$20.6
Commercial paper	79.9	0.1	(0.1)	79.9
Corporate debt securities	4,065.5	28.3	(6.6)	4,087.2
U.S. government and agency securities	21.9	—	(0.2)	21.7
Non-U.S. government and agency securities	57.9	0.7	—	58.6
Asset-backed securities	943.1	6.3	(0.6)	948.8
Total available-for-sale investments	$5,188.9	$35.4	$(7.5)	$5,216.8

As of April 30, 2025, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $1.4 million, which were related to $691.9 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $0.2 million, which were related to $145.5 million of available-for-sale debt securities. As of July 31, 2024 the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months were $1.5 million, which were related to $949.4 million of available-for-sale debt securities, and the gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months were $6.0 million, which were related to $915.3 million of available-for-sale debt securities.
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended April 30, 2025 and 2024.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2025, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,491.6	$1,492.5
Due between one and three years	1,803.7	1,820.0
Due between three and five years	2,868.6	2,908.2
Due between five and ten years	262.6	265.3
Due after ten years	156.1	158.8
Total	$6,582.6	$6,644.8
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of April 30, 2025 and July 31, 2024, the carrying values of our marketable equity securities were $1.1 billion and $494.0 million, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2025 and 2024.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of April 30, 2025 and July 31, 2024 (in millions):

	April 30, 2025	July 31, 2024
Short-term financing receivables, gross	$833.7	$830.2
Unearned income	(91.4)	(95.7)
Allowance for credit losses	(5.0)	(8.6)
Short-term financing receivables, net	$737.3	$725.9
Long-term financing receivables, gross	$1,154.3	$1,286.4
Unearned income	(76.9)	(94.6)
Allowance for credit losses	(8.5)	(9.7)
Long-term financing receivables, net	$1,068.9	$1,182.1

The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	April 30, 2025						July 31, 2024
	Fiscal Year of Origination						Fiscal Year of Origination
	2025	2024	2023	2022	2021	Total	2024	2023	2022	2021	Total
1 to 4	$118.1	$794.3	$323.1	$9.2	$21.5	$1,266.2	$885.9	$477.3	$14.7	$44.4	$1,422.3
5 to 6	170.7	262.6	99.3	—	0.7	533.3	272.2	172.0	21.1	1.1	466.4
7 to 10	0.1	4.1	15.7	0.3	—	20.2	3.2	25.0	0.3	9.1	37.6
Amortized cost basis of financing receivables	$288.9	$1,061.0	$438.1	$9.5	$22.2	$1,819.7	$1,161.3	$674.3	$36.1	$54.6	$1,926.3
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
As part of our financing credit risk management policy, we may sell financing receivables with an internal risk rating of 5 or greater on a non-recourse basis to third-party financial institutions when the outstanding balance of our financing receivables exceeds preestablished thresholds. We sold $28.1 million and $30.4 million of our financing receivables during the three and nine months ended April 30, 2025, respectively. The associated gains and losses were not material. The related proceeds were classified as cash flows from operating activities on our condensed consolidated statements of cash flows.
There was no significant activity in allowance for credit losses during the three and nine months ended April 30, 2025 and 2024. Past due amounts on financing receivables were not material as of April 30, 2025 and July 31, 2024.
6. Derivative Instruments
We are exposed to foreign currency exchange risk. Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenditures are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our revenue and operating expenditures.
As of April 30, 2025 and July 31, 2024, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $1.1 billion and $804.8 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2025 and July 31, 2024.
As of April 30, 2025, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $31.4 million net gain, of which $23.0 million in gains are expected to be recognized into earnings within the next 12 months. As of July 31, 2024, unrealized gains and losses in AOCI related to our cash flow hedges were a $10.6 million net loss.
As of April 30, 2025 and July 31, 2024, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $563.8 million and $375.6 million, respectively.
7. Acquisition
Protect AI, Inc.
On April 27, 2025, we entered into a definitive agreement to acquire Protect AI, Inc., a privately-held cyber security company (“Protect AI”), for a total consideration of $700.0 million in cash and replacement awards, subject to adjustment. We expect the acquisition will enhance the capabilities of our AI security platform.
The acquisition of Protect AI is expected to close by the first quarter of fiscal 2026, subject to the satisfaction of closing conditions, including regulatory clearance.

IBM QRadar Assets
On August 31, 2024, we completed the acquisition of certain IBM QRadar assets, including certain intellectual property rights, customer relationships, and software as a service customer contracts. We expect the acquisition will help accelerate the growth of our Cortex Security Operations business. The total purchase consideration for the acquisition was $1.1 billion, which consisted of the following (in millions):

Amount
Cash	$500.0
Fair value of contingent consideration liability	648.9
Return of purchase consideration	(6.3)
Total	$1,142.6
As part of the acquisition, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. We also expect to receive a return of purchase consideration of $6.3 million due to timing of transition of certain underlying customer contracts, of which $1.4 million and $1.9 million were received during the three and nine months ended April 30, 2025, respectively. In addition, we have entered into a transition services arrangement with IBM, under which IBM will perform certain services supporting the acquired assets and customers for a period of time that ends in the fiscal quarter ending October 2026.
Payments related to the contingent consideration liability are expected to begin in the fiscal quarter ending July 2025 and continue through the fiscal quarter ending October 2028. The estimated range of undiscounted contingent consideration is between $0.5 billion and $0.9 billion. Refer to Note 3. Fair Value Measurements, for more information on the fair value of our contingent consideration liability.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$700.7
Identified intangible assets	476.0
Net liabilities assumed	(34.1)
Total	$1,142.6
Goodwill generated from this business combination is primarily attributable to the expected post-acquisition synergies from increased market penetration to support the growth of our Cortex Security Operations business. The goodwill is deductible for U.S. income tax purposes.
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

8. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2025 (in millions):

Amount
Balance as of July 31, 2024	$3,350.1
Goodwill acquired	700.7
Balance as of April 30, 2025	$4,050.8
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2025 and July 31, 2024 (in millions):

	April 30, 2025			July 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$825.9	$(612.1)	$213.8	$813.9	$(526.2)	$287.7
Customer relationships	636.7	(137.0)	499.7	172.7	(96.1)	76.6
Acquired intellectual property	26.3	(9.7)	16.6	18.2	(7.9)	10.3
Trade name and trademarks	9.4	(9.4)	—	9.4	(9.4)	—
Other	0.9	(0.8)	0.1	0.9	(0.6)	0.3
Total purchased intangible assets	$1,499.2	$(769.0)	$730.2	$1,015.1	$(640.2)	$374.9
We recognized amortization expense of $43.2 million and $128.8 million for the three and nine months ended April 30, 2025, respectively, and $33.4 million and $86.7 million for the three and nine months ended April 30, 2024, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of April 30, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Future amortization expense	$730.2	$37.5	$141.9	$111.0	$90.1	$64.2	$285.5
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
Holders of the 2025 Notes were able to early convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding March 1, 2025 for settlement prior to the maturity date as the sales price condition had been met during the fiscal quarter ended January 31, 2025. During the three and nine months ended April 30, 2025, holders of the 2025 Notes converted $150.9 million and $582.3 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 2.2 million and 8.4 million shares of our common stock to the holders of the 2025 Notes during the three and nine months ended April 30, 2025, respectively, for the conversion value in excess of the principal amount. During the three and nine months ended April 30, 2024, holders of the 2025 Notes converted $661.8 million and $834.1 million, respectively, in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 9.1 million and 11.3 million shares of our common stock to the holders of the 2025 Notes during the three and nine months ended April 30, 2024, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the note hedges.
On or after March 1, 2025, holders may surrender their 2025 Notes for conversion at any time prior to maturity, in accordance with the terms described above. Such conversion requests will settle upon maturity of the 2025 Notes. The net carrying amount of the 2025 Notes was classified as a current liability on our condensed consolidated balance sheet as of April 30, 2025.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	April 30, 2025	July 31, 2024
Principal	$383.3	$965.6
Less: debt issuance costs, net of amortization	(0.1)	(1.7)
Net carrying amount	$383.2	$963.9
The total estimated fair value of the 2025 Notes was $1.4 billion as of April 30, 2025 and $3.2 billion as of July 31, 2024. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes as of April 30, 2025 and July 31, 2024 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.

The following table sets forth interest expense recognized related to the 2025 Notes (dollars in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Contractual interest expense	$0.5	$1.5	$1.8	$5.1
Amortization of debt issuance costs	0.2	0.8	1.0	2.9
Total interest expense	$0.7	$2.3	$2.8	$8.0
Effective interest rate	0.6%	0.6%	0.6%	0.6%
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
As a result of the conversions of the 2025 Notes settled during the three and nine months ended April 30, 2025, we exercised the corresponding portion of our 2025 Note Hedges and received 2.2 million and 8.4 million shares of our common stock during the respective periods. As a result of the conversions of the 2025 Notes settled during the three and nine months ended April 30, 2024, we exercised the corresponding portion of our 2025 Note Hedges and received 9.1 million and 11.3 million shares of our common stock during the respective periods.
Warrants
Separately, but concurrently with the issuance of each series of our convertible senior notes, we entered into transactions whereby we sold warrants (the “2023 Warrants,” with respect to the 0.75% convertible senior notes due 2023 issued in July 2018, the “2025 Warrants,” with respect to the 2025 Notes, and the 2023 Warrants together with the 2025 Warrants, the “Warrants”) to acquire shares of our common stock, subject to anti-dilution adjustments. The 2023 Warrants were, and the 2025 Warrants are, exercisable over 60 scheduled trading days beginning October 2023 and September 2025, respectively.
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
During the nine months ended April 30, 2024, we net settled all of the 2023 Warrants with 18.0 million shares of our common stock with a fair value of $2.4 billion. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.
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
As of April 30, 2025, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud service providers, under which we are committed to minimum or fixed purchases of certain cloud services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. Other purchase obligations include non-cancellable subscription agreements and other commitments in the normal course of business. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2025	2026	2027	2028	2029	2030 and Thereafter
Cloud	$3,797.2	$64.1	$137.2	$518.1	$599.8	$685.3	$1,792.7
Manufacturing	196.7	61.5	135.2	—	—	—	—
Other	213.0	37.1	104.3	57.9	6.8	3.4	3.5
Total purchase commitments	$4,206.9	$162.7	$376.7	$576.0	$606.6	$688.7	$1,796.2
Additionally, we have a $127.3 million minimum purchase commitment with a cloud service provider through September 2027 with no specified annual commitments.
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
As of July 31, 2024, we accrued $184.4 million for the verdict amount and estimated interest. As of April 30, 2025, we accrued $144.1 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding amount was a charge of $1.3 million for the three months ended April 30, 2025, and a release of $40.3 million for the nine months ended April 30, 2025, which is included in general and administrative expense on our condensed consolidated statements of operations.

Finjan, Inc. v. Palo Alto Networks
On November 4, 2014, Finjan, Inc., filed a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that our products infringe multiple Finjan patents. The complaint requests injunctive relief, monetary damages, and attorneys’ fees. On March 21, 2025, the judge issued an order granting summary judgment of non-infringement on all remaining patents at issue. Plaintiff filed a Notice of Appeal on April 21, 2025. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
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
We did not repurchase shares of our common stock during the three and nine months ended April 30, 2025. During the three and nine months ended April 30, 2024, we repurchased and retired 3.4 million and 4.0 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $500.0 million and $566.7 million, including transaction costs, at an average price of $146.96 and $142.00 per share, respectively.
As of April 30, 2025, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the nine months ended April 30, 2025 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2024	18.0	$102.59	$2,924.4	10.0	$77.95	$1,624.2
Granted(1)	5.0	$188.95		3.8	$201.59
Vested(2)	(6.8)	$92.64		(1.2)	$64.51
Forfeited	(1.6)	$111.29		(3.2)	$91.73
Balance—April 30, 2025	14.6	$135.64	$2,721.3	9.4	$140.92	$1,765.5
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

During the nine months ended April 30, 2025, we granted 3.4 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of April 30, 2025, we have approved 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
	2025	2024
Volatility	43.5% - 47.6%	40.8% - 43.4%
Expected term (in years)	1.0 - 2.9	0.9 - 2.9
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7% - 4.5%	4.4% - 5.3%
Grant-date fair value per share	$264.51 - $305.83	$173.46 - $310.61
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of April 30, 2025, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the nine months ended April 30, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2024	9.6	$32.66	1.2	$1,244.9
Exercised	(7.9)	$32.66
Balance—April 30, 2025	1.7	$32.67	0.8	$258.3
Exercisable—April 30, 2025	1.7	$32.67	0.8	$258.3
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Cost of product revenue	$1.2	$1.6	$3.8	$6.3
Cost of subscription and support revenue	32.2	30.0	94.9	91.3
Research and development	133.4	128.2	410.8	386.9
Sales and marketing	91.6	74.3	258.2	229.1
General and administrative	67.5	29.4	173.0	96.2
Total share-based compensation	$325.9	$263.5	$940.7	$809.8
As of April 30, 2025, total compensation cost related to unvested share-based awards not yet recognized was $2.4 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.5 years.

13. Income Taxes
For the three and nine months ended April 30, 2025, our provision for income taxes reflected effective tax rates of 15.6% and 12.3%, respectively. Our income taxes for the three and nine months ended April 30, 2025 were primarily due to U.S. and foreign income taxes. Our effective tax rates for the three and nine months ended April 30, 2025 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation.
For the three and nine months ended April 30, 2024, our benefit from income taxes reflected effective tax rates of negative 11.0% and negative 231.7%, respectively. Our effective tax rate for the three months ended April 30, 2024 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation and the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom (“U.K.”) deferred tax assets. Our effective tax rate for the nine months ended April 30, 2024 differed from the U.S. statutory tax rate primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and U.K. deferred tax assets.
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
The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income	$262.1	$278.8	$880.1	$2,219.9

Weighted-average shares used to compute net income per share, basic	665.1	645.8	659.3	635.0
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	6.6	19.1	9.1	22.8
Warrants related to the issuance of convertible senior notes	25.1	22.1	25.2	26.5
Employee equity incentive plans	10.6	22.3	15.0	23.7
Weighted-average shares used to compute net income per share, diluted	707.4	709.3	708.6	708.0

Net income per share, basic	$0.39	$0.43	$1.33	$3.50
Net income per share, diluted	$0.37	$0.39	$1.24	$3.14
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Employee equity incentive plans	4.0	4.8	4.5	4.9

15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Interest income	$92.8	$78.3	$265.4	$234.8
Foreign currency exchange gains (losses), net	(8.2)	4.3	(13.3)	2.9
Other, net	7.8	(5.8)	8.9	(5.9)
Total other income, net	$92.4	$76.8	$261.0	$231.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements concerning the following: expectations regarding the cybersecurity landscape; expectations regarding our platformization strategy and related progress and opportunities; expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy; expectations regarding artificial intelligence; expectations regarding our strategic partnerships; expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; expectations that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations relating to our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire; expectations regarding contingent consideration obligations; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding regions, inflation, interest rate levels, public or administration policies, trade regulations, trade policy, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2025 to the three and nine months ended April 30, 2024.
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
Network Security:
•Our network security platform, designed to deliver complete zero trust solutions to our customers, includes our hardware and software ML-Powered Next-Generation Firewalls, Prisma AIRSTM, as well as a cloud-delivered Secure Access Service Edge (“SASE”). Prisma® Access, our Security Services Edge (“SSE”) solution, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and securely enable the cloud-delivered branch. Prisma Access Browser extends SASE security and data protection to the end user device, giving workers complete device freedom to access business applications securely using a secure browser. Our network security platform also includes our cloud-delivered security services, such as Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), software as a service (“SaaS”) Security, and AI Access Security. Through these add-on security services, our customers are able to secure their content, applications, users, and devices across their entire organization. Prisma AIRS is a comprehensive AI security platform that protects customers’ AI ecosystem—AI apps, agents, models, and data—and aims to make it secure at every step. Strata Cloud Manager, our network security management solution, centrally manages our network security platform irrespective of form factor, location, or scale. Strata Cloud Manager includes Strata Copilot, which offers a natural language interface to simplify and strengthen network security, and Autonomous Digital Experience Monitoring.
Security Operations and Cloud Security:
Our AI-driven Cortex platform transforms end-to-end security operations with unified data, AI, and automation for more secure, faster, and cost effective outcomes. We have merged our industry-leading Security Operations and Cloud Security capabilities on a single comprehensive platform to provide centralized visibility, proactive protection, real-time prevention, AI-driven insights, and automated remediation across enterprise and cloud.
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex platform. These include Cortex XSIAM®, for AI-driven security operations replacing traditional SIEM tools, Cortex XDR® for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR® for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse® for ASM. These products are delivered as SaaS or software subscriptions.
•Cloud Security. We deliver comprehensive security across the cloud application development lifecycle through Cortex Cloud, the next generation of Prisma Cloud, delivered as a scalable SaaS offering. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”) merged with CDR, Cortex Cloud secures multi- and hybrid-cloud environments for applications, data, generative AI (“GenAI”) ecosystem, and the cloud native technology stack across the full development lifecycle, from code to cloud to security operations. As part of the Cortex platform, customers can expand from Cortex Cloud to our security operations offerings available on a single user experience and unified agent. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.
Threat Intelligence and Advisory Services (Unit 42):
•Unit 42® brings together world-renowned expertise across threat research, incident response, and security consulting to deliver intelligence-driven, response-ready outcomes that help customers reduce cyber risk. Our elite consultants serve as trusted advisors to our customers by assessing and testing their security controls against sophisticated threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response (“MDR”) and managed threat hunting services.

For the third quarter of fiscal 2025 and 2024, total revenue was $2.3 billion and $2.0 billion, respectively, representing year-over-year growth of 15.3%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of April 30, 2025, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $452.7 million, or 19.8% of total revenue, for the third quarter of fiscal 2025, representing year-over-year growth of 15.8%. Product revenue is derived from sales of our appliances, primarily our ML-Powered Next-Generation Firewall. Product revenue also includes revenue derived from software licenses of Panorama®, SD-WAN, and the VM-Series. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our appliances and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400 Series, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our physical appliances is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $1.8 billion, or 80.2% of total revenue, for the third quarter of fiscal 2025, representing year-over-year growth of 15.2%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, cloud access security broker and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-driven Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, ASM, and CNAPP for comprehensive cloud security. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewall appliances, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these appliances, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in April 2025, we introduced several new offerings, including: Prisma AIRS, new SASE innovations such as Prisma Access Browser 2.0, and Cortex XSIAM 3.0. Additionally, we continue to make strategic investments that fit within our long-term strategy. For example, in April 2025, we entered into a definitive agreement to acquire Protect AI, Inc., a privately-held cyber security company (“Protect AI”), and we expect the acquisition will enhance the capabilities of our AI security platform. The acquisition of Protect AI is expected to close by the first quarter of fiscal 2026, subject to the satisfaction of closing conditions, including regulatory clearance.
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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Changes in legislation or regulations and actions by regulators, including changes in enforcement and administration policies, may have an impact on our results of operations and financial condition. Significant changes in U.S. or global trade policy, including further expansion of U.S. export/imports controls and tariffs, as well as retaliatory actions by other countries, may materially and adversely affect our business. Further, worsening economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, impacts of trade regulations or international trade disputes, and other conditions, may adversely affect our results of operations and financial performance.

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

	April 30, 2025	July 31, 2024

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$5.1	$4.2
Remaining performance obligations	$13.5	$12.7

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(dollars in millions)
Total revenue	$2,289.0	$1,984.8	$6,685.2	$5,838.0
Total revenue year-over-year percentage increase	15.3%	15.3%	14.5%	18.2%
Gross margin	72.9%	74.1%	73.5%	74.6%
Operating income	$218.8	$176.7	$745.7	$445.5
Operating margin	9.6%	8.9%	11.2%	7.6%
Cash flow provided by operating activities			$2,695.2	$2,744.9
Free cash flow (non-GAAP)			$2,535.3	$2,635.5
•Next-Generation Security Annualized Recurring Revenue (“NGS ARR”). Our NGS ARR represents the annualized allocated revenue of all active contracts as of the final day of the reporting period for Prisma and Cortex offerings inclusive of the VM-Series and related services, and certain cloud-delivered security services. Beginning in the first quarter of fiscal 2025, NGS ARR includes revenue attributable to QRadar SaaS contracts. NGS ARR is an operating metric that we use to assess the strength and trajectory of our business. NGS ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. NGS ARR is not intended to be a replacement for forecasts of revenue.
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

	Nine Months Ended April 30,
	2025	2024

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$2,695.2	$2,744.9
Less: purchases of property, equipment, and other assets	159.9	109.4
Free cash flow (non-GAAP)	$2,535.3	$2,635.5
Net cash used in investing activities	$(1,442.2)	$(1,341.4)
Net cash used in financing activities	$(404.8)	$(1,163.8)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$452.7	19.8%	$391.0	19.7%	$1,228.0	18.4%	$1,122.8	19.2%
Subscription and support	1,836.3	80.2%	1,593.8	80.3%	5,457.2	81.6%	4,715.2	80.8%
Total revenue	2,289.0	100.0%	1,984.8	100.0%	6,685.2	100.0%	5,838.0	100.0%
Cost of revenue:
Product	100.7	4.4%	77.9	3.9%	277.0	4.1%	243.5	4.2%
Subscription and support	518.6	22.7%	435.7	22.0%	1,495.6	22.4%	1,242.0	21.2%
Total cost of revenue(1)	619.3	27.1%	513.6	25.9%	1,772.6	26.5%	1,485.5	25.4%
Total gross profit	1,669.7	72.9%	1,471.2	74.1%	4,912.6	73.5%	4,352.5	74.6%
Operating expenses:
Research and development	494.5	21.6%	457.2	23.0%	1,480.6	22.1%	1,314.6	22.5%
Sales and marketing	792.5	34.5%	718.7	36.2%	2,270.9	34.0%	2,052.2	35.2%
General and administrative	163.9	7.2%	118.6	6.0%	415.4	6.2%	540.2	9.3%
Total operating expenses(1)	1,450.9	63.3%	1,294.5	65.2%	4,166.9	62.3%	3,907.0	67.0%
Operating income	218.8	9.6%	176.7	8.9%	745.7	11.2%	445.5	7.6%
Interest expense	(0.7)	—%	(2.3)	(0.1)%	(2.8)	—%	(8.0)	(0.1)%
Other income, net	92.4	4.0%	76.8	3.9%	261.0	3.8%	231.8	4.0%
Income before income taxes	310.5	13.6%	251.2	12.7%	1,003.9	15.0%	669.3	11.5%
Provision for (benefit from) income taxes	48.4	2.1%	(27.6)	(1.3)%	123.8	1.8%	(1,550.6)	(26.5)%
Net income	$262.1	11.5%	$278.8	14.0%	$880.1	13.2%	$2,219.9	38.0%
(1) Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

	(in millions)
Cost of product revenue	$1.2	$1.6	$3.8	$6.3
Cost of subscription and support revenue	32.2	30.0	94.9	91.3
Research and development	133.4	128.2	410.8	386.9
Sales and marketing	91.6	74.3	258.2	229.1
General and administrative	67.5	29.4	173.0	96.2
Total share-based compensation	$325.9	$263.5	$940.7	$809.8

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$452.7	$391.0	$61.7	15.8%	$1,228.0	$1,122.8	$105.2	9.4%
Product revenue increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 driven by increased demand for our new generation of hardware products and accessories, and an increase in price of and allocation to on-premise software licenses due to enhanced features and capabilities beginning in the second quarter of fiscal 2025, partially offset by decreased demand for our prior generation of hardware products.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,234.4	$1,045.6	$188.8	18.1%	$3,659.4	$3,061.0	$598.4	19.5%
Support	601.9	548.2	53.7	9.8%	1,797.8	1,654.2	143.6	8.7%
Total subscription and support	$1,836.3	$1,593.8	$242.5	15.2%	$5,457.2	$4,715.2	$742.0	15.7%
Subscription and support revenue increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,529.2	$1,359.6	$169.6	12.5%	$4,473.7	$3,980.4	$493.3	12.4%
Europe, the Middle East, and Africa (“EMEA”)	480.9	399.2	81.7	20.5%	1,402.3	1,170.9	231.4	19.8%
Asia Pacific and Japan (“APAC”)	278.9	226.0	52.9	23.4%	809.2	686.7	122.5	17.8%
Total revenue	$2,289.0	$1,984.8	$304.2	15.3%	$6,685.2	$5,838.0	$847.2	14.5%
Revenue from the Americas, EMEA, and APAC increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$100.7	$77.9	$22.8	29.3%	$277.0	$243.5	$33.5	13.8%
Cost of product revenue increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to increased demand for our new generation hardware products and an increase in inventory reserves. The increase in cost of product revenue for the nine months ended April 30, 2025 was partially offset by increasing benefits from manufacturing in a foreign trade zone established in July 2024.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$518.6	$435.7	$82.9	19.0%	$1,495.6	$1,242.0	$253.6	20.4%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $55.7 million and $141.4 million for the three and nine months ended April 30, 2025, respectively, compared to the same periods in 2024. Personnel costs grew $14.0 million and $39.8 million for the three and nine months ended April 30, 2025, respectively, compared to the same periods in 2024, primarily due to headcount growth. The increase in cost of subscription and support revenue in both periods was further driven by increased professional services expense.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025		2024		2025		2024
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$352.0	77.8%	$313.1	80.1%	$951.0	77.4%	$879.3	78.3%
Subscription and support	1,317.7	71.8%	1,158.1	72.7%	3,961.6	72.6%	3,473.2	73.7%
Total gross profit	$1,669.7	72.9%	$1,471.2	74.1%	$4,912.6	73.5%	$4,352.5	74.6%
Product gross margin decreased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to an increase in inventory reserves. The decrease in product gross margin for the nine months ended April 30, 2025 was partially offset by increasing benefits from manufacturing in a foreign trade zone established in July 2024.
Subscription and support gross margin decreased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to an increase in costs related to our cloud-based offerings, partially offset by increased leverage of our global customer service organization.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2025, we expect to recognize approximately $2.4 billion of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$494.5	$457.2	$37.3	8.2%	$1,480.6	$1,314.6	$166.0	12.6%
Research and development expense increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to increased personnel costs, which grew $22.1 million and $109.2 million for the three and nine months ended April 30, 2025, respectively, compared to the same periods in 2024, largely due to headcount growth. The increase in research and development expense in both periods was further driven by increased shared costs.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$792.5	$718.7	$73.8	10.3%	$2,270.9	$2,052.2	$218.7	10.7%
Sales and marketing expense increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to increased personnel costs, which grew $60.6 million and $183.3 million for the three and nine months ended April 30, 2025, respectively, compared to the same periods in 2024, largely due to headcount growth.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$163.9	$118.6	$45.3	38.2%	$415.4	$540.2	$(124.8)	(23.1)%
General and administrative expense increased for the three months ended April 30, 2025 compared to the same period in 2024 primarily due to increased personnel costs, which grew $44.8 million, largely due to increased share-based compensation. General and administrative expense decreased for the nine months ended April 30, 2025 compared to the same period in 2024 primarily due to a litigation-related accrual of $176.8 million during the three months ended January 31, 2024 and a partial release of $43.0 million during the three months ended October 31, 2024. The decrease in general and administrative expense for the nine months ended April 30, 2025 was partially offset by increased personnel costs, which grew $92.6 million, largely due to increased share-based compensation.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$0.7	$2.3	$(1.6)	(69.6)%	$2.8	$8.0	$(5.2)	(65.0)%
Interest expense decreased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to early conversions of our 2025 Notes. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$92.4	$76.8	$15.6	20.3%	$261.0	$231.8	$29.2	12.6%
Other income, net increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to higher interest income as a result of higher average cash, cash equivalent, and investment balances for the three and nine months ended April 30, 2025 compared to the same periods in 2024. The increase was further driven by increased gains from our non-designated derivative instruments and investments, partially offset by increased foreign currency exchange losses for the three and nine months ended April 30, 2025 compared to the same periods in 2024.

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for (benefit from) income taxes consists primarily of U.S. and foreign income taxes. Our effective tax rates during the three and nine months ended April 30, 2025 were lower than our statutory tax rate primarily due to excess tax benefits from share-based compensation. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions. Based on our analysis of all positive and negative evidence during the fiscal quarter ended April 30, 2025, we continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2025	2024	Change		2025	2024	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$48.4	$(27.6)	$76.0	(275.4)%	$123.8	$(1,550.6)	$1,674.4	(108.0)%
Effective tax rate	15.6%	(11.0)%			12.3%	(231.7)%
Our provision for income taxes for the three and nine months ended April 30, 2025 was primarily due to U.S. and foreign income taxes. Our effective tax rate increased for the three and nine months ended April 30, 2025 compared to the same periods in 2024 primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom deferred tax assets in the second quarter of fiscal 2024. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	April 30, 2025	July 31, 2024

	(in millions)
Working capital (deficit)	$(806.6)	$(833.0)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,383.4	$1,535.2
Investments	6,069.1	5,216.8
Total cash, cash equivalents, and investments	$8,452.5	$6,752.0
As of April 30, 2025, our total cash, cash equivalents, and investments of $8.5 billion were held for general corporate purposes. As of April 30, 2025, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
Our cash tax payments have increased and we expect this trend to continue as a result of our increased profitability and utilization of our net operating loss carryforwards and credits.
DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes mature on June 1, 2025; however, under certain circumstances, holders may surrender their 2025 Notes for conversion prior to the maturity date. Upon conversion of the 2025 Notes, we will pay cash equal to the aggregate principal amount of the 2025 Notes to be converted, and, at our election, we will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. During the three and nine months ended April 30, 2025, we repaid in cash $150.9 million and $582.3 million, respectively, in aggregate principal amount of the 2025 Notes and issued 2.2 million and 8.4 million shares of common stock to the holders, respectively, for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from our exercise of the associated note hedges.

All of the outstanding 2025 Notes will mature on June 1, 2025 and, at that time, we will become obligated to pay the remaining principal amount of the 2025 Notes of $383.3 million in cash, and deliver shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing will be sufficient to meet our anticipated cash needs in connection with maturity of the 2025 Notes. As of April 30, 2025, $383.3 million of our 2025 Notes remained outstanding. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the 2025 Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals related to greenhouse gas emissions. As of April 30, 2025, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. In December 2020, August 2021, August 2022, November 2023, and August 2024, our board of directors authorized additional $700.0 million, $676.1 million, $915.0 million, $316.7 million and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization under this share repurchase program to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of April 30, 2025, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
LEASES AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of April 30, 2025, we have total operating lease obligations of $422.8 million recorded on our condensed consolidated balance sheet.
As of April 30, 2025, our commitments to purchase products, components, cloud and other services totaled $4.3 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of April 30, 2025, we have total contingent consideration obligations of $669.2 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements and Note 7. Acquisition in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these contingent consideration obligations.
CASH FLOWS
The following table summarizes our cash flows for the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
	2025	2024

	(in millions)
Net cash provided by operating activities	$2,695.2	$2,744.9
Net cash used in investing activities	(1,442.2)	(1,341.4)
Net cash used in financing activities	(404.8)	(1,163.8)
Net increase in cash, cash equivalents, and restricted cash	$848.2	$239.7

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
OPERATING ACTIVITIES
Our operating activities have consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. Our largest source of cash provided by our operations is receipts from our customers. Net cash provided by operating activities can be impacted by factors such as timing of payments and collections, vendor payment terms, and timing and amount of tax payments.
Cash provided by operating activities during the nine months ended April 30, 2025 was $2.7 billion, a slight decrease of $49.7 million compared to the same period in 2024. The decrease was primarily due to higher payments of cash expenditure to support our business growth, partially offset by an increase in receipts from our customers during the nine months ended April 30, 2025. Cash provided by operating activities during the nine months ended April 30, 2025 also includes proceeds from the sale of $30.4 million of our financing receivables based upon our financing credit risk management policy.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2025 was $1.4 billion, an increase of $100.8 million compared to the same period in 2024. The increase was primarily due to higher purchases of investments, partially offset by higher proceeds from sales and maturities of investments and a decrease in net cash payments for business acquisitions during the nine months ended April 30, 2025.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during the nine months ended April 30, 2025 was $404.8 million, a decrease of $759.0 million compared to the same period in 2024. The decrease was primarily due to a decrease in cash used to repurchase our common stock which did not recur during the nine months ended April 30, 2025 and a decrease in cash used for repayments of the early conversion of our 2025 Notes during the period.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $124.7 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $124.7 million increase in the fair market value of the portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our hardware products contain key components from limited sources of supply, including outside the United States, and we are susceptible to supply shortages, supply changes, and international regulations, which, in certain cases, have disrupted or delayed our scheduled product deliveries to our end-customers, increased our costs and may result in the loss of sales and end-customers.
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
•We are subject to international trade regulations and governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
•We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply, we could be subject to government enforcement actions, private litigation and adverse publicity.
•We may have exposure to tax liabilities that are greater than anticipated.
•If our estimates or judgments, including those relating to our critical accounting policies, are based on assumptions that change or prove to be incorrect, our operating results differ from our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
•We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•Our reputation and/or business could be negatively impacted by corporate responsibility matters and/or our reporting of such matters.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2024 to the end of the third quarter of fiscal 2025, our headcount increased from 15,289 to 15,866 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 14.5% and 18.2% for the nine months ended April 30, 2025 and 2024, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 81.6% of total revenue in the nine months ended April 30, 2025 and 80.8% of total revenue in the nine months ended April 30, 2024. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the nine months ended April 30, 2025, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 44.7% of our total revenue. As of April 30, 2025, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 33.5% of our gross accounts receivable.

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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification or technical requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification or technical requirements. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards or technical requirements, or our competitors achieve compliance with these certifications and standards or technical requirements, we may be disqualified from selling our products, subscriptions, and support offerings to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government demand and payment for our products, subscriptions, and support offerings may be impacted by government shutdowns, changes in governmental administrations, public sector budgetary cycles, fiscal policies, contracting policies or requirements, funding authorizations, and efforts by the federal government to evaluate and reduce overall government spending and analyze and enhance its operational efficiency, with funding reductions or delays adversely affecting public sector demand for our products, subscriptions, and support offerings. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, subscriptions, and support offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products, subscriptions, and support offerings to the U.S. government.

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
Furthermore, defects or errors in products or software, or migrations or updates to those products or software, could result in a failure to effectively update end-customers’ hardware and cloud-based products or otherwise cause problems in our customers’ hardware, networks or information technology infrastructure or systems. The data centers, networks, and cloud infrastructure that we use to deliver our products and services may experience technical failures and downtime or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our end-customers’ existing infrastructure, which often have varied specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any such technical failure, downtime or failures in general may temporarily or permanently disable our end-customers’ networks, information technology infrastructure or other systems, or expose our end-customers’ networks to attacks from security threats.
The occurrence of any such problem in our products and subscriptions, or migrations or updates to those products or software, whether real or perceived, could result in:
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
Our hardware products contain key components from limited sources of supply, including outside the United States, and we are susceptible to supply shortages, supply changes, and international regulations, which, in certain cases, have disrupted or delayed our scheduled product deliveries to our end-customers, increased our costs and may result in the loss of sales and end-customers.
Our hardware products rely on key components, including integrated circuit components, which our manufacturing partners purchase on our behalf from a limited number of component suppliers, including sole source providers. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia and elsewhere, which makes our supply chain vulnerable to regional disruptions, such as natural disasters, fire, political instability, civil unrest, power outages, or health risks, and international regulations, such as tariffs, sanctions and import and export controls. In the past, we experienced supply chain disruption and have incurred increased costs resulting from inflationary pressures and changes in U.S. trade policy. We are also monitoring the tensions between China and Taiwan, and between the U.S. and China, which could have an adverse impact on our business or results of operations in future periods.
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
Further, we believe that a critical contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, inclusion, teamwork, passion for end-customers, focus on execution, and the facilitation of critical knowledge transfer and knowledge sharing. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. While we are taking steps to develop a more inclusive workforce, there is no guarantee that we will be able to do so. Any failure to preserve our culture as we grow could limit our ability to innovate and could negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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

We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated revenue and operating expenditures. As of April 30, 2025, the total notional amount of our outstanding foreign currency forward contracts was $1.7 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
We are subject to international trade regulations and governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
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
International trade laws and regulations continuously evolve to address technological developments and changes in geopolitical conditions. New regulations or other governmental restrictions that may result from these circumstances could inhibit our ability to transact with foreign suppliers, customers, or other business partners. Monitoring and responding to these developments may require significant resources, and failure to comply with resulting regulations and restrictions may have an adverse impact on our business or results of operation.

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
The GDPR imposes restrictions, among other things, on the transfer of personal data outside of the European Economic Area (“EEA”) (or, in the case of the U.K. GDPR, the U.K.) to non-EEA countries, such as the United States, unless adequate safeguards are implemented or a derogation applies. In practice, we rely on standard contractual clauses approved under the GDPR to carry out such transfers and to receive personal data subject to the GDPR (directly or indirectly) in the United States. In addition, with respect to the personal data that we process on behalf of our customers, we self-certified to the E.U.-U.S. Data Privacy Framework (“E.U.-U.S. DPF”), the UK Extension to the E.U.-U.S. DPF, and the Swiss-U.S. Data Privacy Framework (collectively, the “DPF”), as set forth by the U.S. Department of Commerce, regarding transfers of certain personal data from the E.U., the U.K., and Switzerland to the United States. The DPF has been recognized as adequate under applicable law to allow transfers of personal data from the E.U., U.K., and Switzerland, as the case may be, to companies in the U.S. that have self-certified to the framework. However, the DPF may be subject to legal challenges, which could invalidate its use, disrupt our ability to rely on such data transfer mechanisms, and otherwise cause the legal requirements for such data transfers to be uncertain.
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
If our estimates or judgments, including those relating to our critical accounting policies, are based on assumptions that change or prove to be incorrect, our operating results differ from our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. For more information relating to critical accounting policies, refer to the section entitled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. In general, if our estimates, judgments or assumptions relating to our accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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

Our reputation and/or business could be negatively impacted by corporate responsibility matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning corporate responsibility matters, both in the United States and internationally. We communicate certain corporate responsibility-related initiatives, goals, and/or commitments regarding sustainability matters, inclusion, responsible sourcing and social investments, and other matters in our annual Corporate Responsibility Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our corporate responsibility-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about corporate responsibility matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our corporate responsibility-related initiatives, goals, or commitments could negatively impact our reputation, result in corporate responsibility-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
In addition, we are or may become subject to various new and proposed sustainability-related laws and regulations, including, for example, the E.U.’s Corporate Sustainability Reporting Directive. Additional regulation may require us to incur significant additional costs associated with increased compliance burdens, including the implementation of additional internal controls processes and procedures, and impose increased oversight obligations on our management and board of directors, as well as require us to retain third-party experts. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines or litigation, which could negatively impact our business, operating results or financial condition.
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
In June 2020, we issued our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). We will need to make cash payments (a) if holders of our 2025 Notes require us to repurchase all, or a portion of, their 2025 Notes upon the occurrence of a fundamental change (e.g., a change of control of Palo Alto Networks, Inc.) before the maturity date, (b) upon conversion of our 2025 Notes, or (c) to repay our 2025 Notes in cash at their maturity unless earlier converted or repurchased. All of the outstanding 2025 Notes will mature on June 1, 2025 and, at that time, we will become obligated to pay the remaining principal amount of the 2025 Notes of $383.3 million in cash, and deliver shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
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
As of April 30, 2025, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2025 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Unregistered Sales of Equity Securities
During the three months ended April 30, 2025, holders of the 2025 Notes converted $150.9 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 2.2 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. In December 2020, August 2021, August 2022, November 2023, and August 2024, we announced additional $700.0 million, $676.1 million, $915.0 million, $316.7 million, and $500.0 million increases to this share repurchase program, respectively, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of April 30, 2025. The expiration date of this repurchase authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. We did not repurchase shares of our common stock under our share repurchase program during the three months ended April 30, 2025.

Between February 1, 2025 and February 28, 2025, March 1, 2025 and March 31, 2025, and April 1, 2025 and April 30, 2025, shares of restricted stock were withheld by us from certain employees upon the vesting of equity awards to satisfy tax withholding requirements. The average value of shares withheld to satisfy tax withholding requirements during these periods were $199.67 per share, $187.54 per share, and $167.91 per share, respectively. The number of shares withheld to satisfy tax withholding requirements during these periods was not significant.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the third quarter of fiscal 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan Was Terminated	Original Expiration Date	Total Amount of Common Stock to Be Sold Under the Plan
Nikesh Arora	Chief Executive Officer	March 27, 2024	April 6, 2025	December 31, 2025	4,889,520

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of fiscal 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Outside Director Compensation Policy (last amended February 12, 2025).

10.2	Form of Offer Letter between the Registrant and its directors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2025 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 20, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 20, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)