Form 10-K
period 2025-07-31
Palo Alto Networks Inc
filed 2025-08-29
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $119.7 billion as of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Global Select Market on such date). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On August 18, 2025, 668.9 million shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended July 31, 2025.

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
•expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy;
•expectations regarding artificial intelligence;
•expectations regarding our strategic partnerships;
•expectations regarding drivers of and factors affecting growth in our business;
•statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity;
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
•expectations relating to our customer financing activities;
•the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future;
•our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire, including with respect to our proposed acquisition of CyberArk Software Ltd. and our expectations regarding the benefits and synergies of the proposed acquisition;
•our ability to complete, on a timely basis, or at all, announced transactions, including our proposed acquisition of CyberArk Software Ltd.;
•expectations regarding contingent consideration obligations;
•the timing and amount of capital expenditures and share repurchases;
•the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding regions, inflation, tariff rates, interest rate levels, public or administration policies, trade regulations, trade policy, growth rates and other conditions, on our operating and financial results and performance;
•the manufacture, delivery and cost of certain of our products;
•the effects of litigation or regulatory developments involving us or affecting our industry; and
•other statements regarding our future operations, financial condition and prospects, and business strategies.
These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business
General
Palo Alto Networks, Inc. is a global cybersecurity provider and our vision is a world where each day is safer and more secure than the one before. We were incorporated in 2005 and are headquartered in Santa Clara, California.
Our mission is to be the cybersecurity partner of choice for enterprises, organizations, service providers, and government entities to protect our digital way of life. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence (“AI”) and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture for more secure, faster, and cost-effective outcomes.
Network Security
Our network security platform is designed to deliver complete zero trust solutions to our customers. The platform includes:
•Secure Access Service Edge (“SASE”). Prisma® Access, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and cloud-delivered branch offices. Prisma Access Browser further extends SASE security and data protection to the end user device, providing workers with freedom to access business applications securely using our secure browser from any device.
•Next-Generation Firewalls. Our hardware ML-Powered Next-Generation Firewalls (“NGFWs”) secure on-premises environments including campus locations and data centers. Our software NGFWs secure cloud networks.
•Cloud-Delivered Security Services (“CDSS”). Our network security platform integrates a suite of CDSS that complements our SASE and Firewall solutions. These include Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Prisma Access Agent, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), Software as a Service (“SaaS”) Security, and AI Access Security. Through these add-on services, our customers are able to secure their content, applications, users, and devices across their entire organization.
•Prisma AIRS. Prisma AIRS is a comprehensive AI security platform that has been designed to protect customers’ entire AI ecosystem by providing AI model scanning, posture management, red teaming, run-time security, and AI agent security.
•Strata Cloud Manager (“SCM”). SCM, our network security management solution, centrally manages network security across all remote workers, branches, headquarters, campuses, and cloud. SCM leverages AI to simplify and strengthen network security by enabling customers to proactively pinpoint vulnerabilities, gain real-time remediation recommendations, and enhance overall digital experiences, thereby reducing operational burden. This comprehensive solution includes Strata Copilot, which offers a natural language interface for enhanced insights and guided remediation, and integrates Autonomous Digital Experience Monitoring (“ADEM”) to proactively maintain infrastructure health, facilitate AI-driven one-click troubleshooting, and ensure seamless end-user performance across the enterprise.
Security Operations
Our AI-powered Cortex platform transforms end-to-end security operations with unified data, AI, and automation for more secure, faster, and cost effective outcomes. We have consolidated our industry-leading Security Operations and Cloud Security capabilities on a single comprehensive platform to provide centralized visibility, proactive protection, real-time prevention, AI-driven insights, and automated remediation across enterprise and cloud.
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex® platform. These include Cortex XSIAM®, for AI-powered security operations replacing traditional SIEM tools, Cortex XDR®, for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR®, for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse®, for ASM.
•Cloud Security. We deliver comprehensive security across the cloud application development lifecycle through Cortex Cloud, delivered as a scalable SaaS offering. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”) combined with CDR, Cortex Cloud secures multi- and hybrid-cloud environments for applications, data, generative AI (“GenAI”) ecosystem, and the cloud native technology stack across the full development lifecycle, from code to cloud to security operations. As part of the Cortex Cloud platform, customers can expand from Cortex Cloud to our security operations offerings available on a single user experience and unified agent. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.

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
Products and Services
NETWORK SECURITY
Secure Access Service Edge
•Prisma Access. Prisma Access is a cloud-delivered security offering that helps organizations deliver consistent AI-driven security to remote networks and mobile users. With more than 100 locations around the world, Prisma Access offers global coverage, consistently inspecting all traffic across all ports and providing bidirectional networking to enable branch-to-branch and branch-to-headquarter traffic. Prisma Access consolidates point products into a single cloud-delivered solution, transforming network security and allowing organizations to enable secure hybrid work. Prisma Access protects all application traffic with complete, best-in-class security while also delivering a seamless user experience with industry-leading service-level agreements (“SLA”s). With native SASE integration, Prisma Access Browser extends Zero Trust to any device—managed or unmanaged—in minutes. Prisma Access delivers seamless user experience with a combination of application acceleration—up to 5x faster than direct-to-internet—and Autonomous Digital Experience Management.
•Prisma SD-WAN. Our Prisma SD-WAN solution is a next-generation SD-WAN solution that makes the secure cloud-delivered branch possible. Prisma SD-WAN enables organizations to replace traditional wide area network (“WAN”) architectures with affordable broadband and internet transport types that promote improved bandwidth availability, redundancy and performance at a reduced cost. Prisma SD-WAN leverages real-time application performance SLAs and visibility to control and intelligently steer application traffic to deliver a powerful user experience. Prisma SD-WAN also provides the flexibility of deploying with an on-premises controller to help businesses meet their industry-specific security compliance requirements and manage deployments with application-defined policies. Our Prisma SD-WAN simplifies network and security operations using AI and automation.
Next-Generation Firewalls. Our hardware and software ML-Powered Next Generation Firewalls use AI—including machine learning and deep learning—to stop zero-day threats in real time, and detect and secure the entire enterprise including Internet of Things (“IoT”). All of our hardware and software firewalls incorporate the PAN-OS® operating system and include the same rich set of features, ensuring consistent operation across our entire product line. This includes SD-WAN capabilities to intelligently steer traffic to data centers, branches, and the cloud, natively integrated into our Next-Generation Firewalls. Enterprise data, applications, users, and devices become integral components of an organization’s security policy. Our hardware and software are designed for different performance requirements throughout an organization—with the ability to secure everything from small businesses and branch offices, to large-scale data centers and service providers. Our firewalls come in hardware form factors, containerized form factors, called CN-Series, as well as virtual form factors, called VM-Series, available on all major cloud hosting service providers. We also offer Cloud NGFW, a managed NGFW offering, to secure customers’ applications on Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”).
Cloud-Delivered Security Services
•Advanced Threat Prevention. This cloud-delivered security service provides intrusion detection and prevention capabilities and blocks vulnerability exploits, viruses, spyware, buffer overflows, denial-of-service attacks, and port scans from compromising and damaging enterprise information resources. In addition, we offer inline deep learning to deliver real-time detection and prevention of unknown, evasive, and targeted command-and-control (“C2”) communications over HTTP, unknown-TCP, unknown-UDP, and encrypted over SSL. Advanced Threat Prevention is the industry’s only offering to protect the enterprise from unknown command and control in real-time with the power of Precision AITM.
•Advanced WildFire. This cloud-delivered security service provides protection against targeted malware and advanced persistent threats and provides a near real-time analysis engine for detecting previously unseen malware while resisting attacker evasion techniques. Advanced WildFire combines dynamic and static analysis, recursive analysis, and a custom-built analysis environment with network traffic profiling and fileless attack detection to discover even the most sophisticated and evasive threats. Preventions are delivered in seconds to our network security platform.

•Advanced URL Filtering. This cloud-delivered security service offers the industry’s first Inline Deep Learning powered web protection engine. We deliver real-time detection and prevention of unknown, evasive, and targeted web-based threats, such as phishing. In addition, the service includes a cloud-based URL filtering database which consists of millions of URLs across many categories and is designed to analyze web traffic and prevent web-based threats, such as phishing, malware, and C2.
•Advanced DNS Security. This cloud-delivered security service uses machine learning to proactively block malicious domains and stop attacks in progress. The service allows our network security platform access to Domain Name System (“DNS”) signatures that are generated using advanced predictive analysis, machine learning, and malicious domain data from a growing threat intelligence sharing community of which we are a part of. We offer comprehensive DNS attack coverage and include industry-first protections against multiple emerging DNS-based network attacks, including real-time analysis of DNS response to prevent DNS hijacking.
•IoT/OT Security. This cloud-delivered security service uses machine learning to accurately identify and classify various IoT and operational technology (“OT”) devices, including never-been-seen-before devices, mission-critical OT devices, and unmanaged legacy systems. The service uses machine learning to baseline normal behavior, identify anomalous activity, assess risk, and provide policy recommendations.
•SaaS Security API. SaaS Security API is a multi-mode, cloud access security broker (“CASB”) that helps govern sanctioned SaaS application usage across all users and helps prevent breaches and non-compliance. Specifically, the service enables the discovery and classification of data stored in supported SaaS applications, protects sensitive data from accidental exposure, identifies and protects against known and unknown malware, and performs user activity monitoring to identify potential misuse or data exfiltration. The solution can be combined with SaaS Security Inline for a complete integrated CASB.
•SaaS Security Inline. SaaS Security Inline adds an inline service to automatically gain visibility and control over thousands of known and newly sanctioned, unsanctioned and tolerated SaaS applications in use within organizations today. The service provides enterprise data protection and compliance across all SaaS applications and prevents cloud threats in real time. The solution can be combined with SaaS Security API as a complete integrated CASB.
•GlobalProtect. This subscription provides protection for users of both traditional laptop and mobile devices. It expands the boundaries of the end-users’ physical network, effectively establishing a logical perimeter that encompasses remote laptop and mobile device users irrespective of their location. Regardless of the operating system, laptops, tablets, and phones will stay connected to the corporate network when they are on a network of any kind and as a result, are protected as if they never left the corporate campus.
•Prisma Access Agent. Prisma Access Agent provides secure, remote access to corporate resources for employees working from any location or device. The agent establishes an encrypted tunnel to Prisma Access or our NGFW, ensuring consistent security, data protection, and threat prevention for a distributed workforce accessing any application.
•Enterprise DLP. This cloud-delivered security service provides consistent and reliable protection of sensitive data, such as personally identifiable information and intellectual property, for all traffic types, applications, and users. Native integration with our products makes the service simple to deploy, while advanced machine learning minimizes management complexity. Enterprise DLP allows organizations to consistently discover, classify, monitor, and protect sensitive data, wherever it may reside.
•AI Access Security. AI Access Security classifies and prioritizes GenAI applications to assess risk, detect anomalies and visualize insights across multiple GenAI-specific attributes. The service prevents sensitive data loss and defends against malicious responses, ensuring safe and effective AI adoption.
•AIOps. AIOps enables security teams to proactively strengthen security posture and resolve network disruptions. AIOps provides continuous best practice recommendations powered by machine learning based on industry standards, security policy context, and advanced telemetry data collected from our network security customers to improve security posture. The service also intelligently predicts health, performance, and capacity problems up to seven days in advance and provides actionable insights to resolve the predicted disruptions.
Prisma AIRS. Prisma AIRS is a comprehensive AI security platform engineered to protect customers' entire AI ecosystem across its lifecycle. It addresses unique AI security challenges such as prompt injection, data poisoning, and sensitive data leakage, by providing deep visibility and control across AI models, data, and applications. The platform offers AI Model Scanning for vulnerabilities, Posture Management for secure configurations, and AI Red Teaming for proactive testing. Critically, Runtime Security prevents threats during live AI model execution, while AI Agent Security extends protection to autonomous AI agents.

Strata Cloud Manager. SCM enables our customers to easily manage their Palo Alto Networks’ Network Security infrastructure—including NGFWs and SASE deployments—from the cloud, via one unified management interface. As an AI-powered, unified cloud management solution, SCM enables organizations to enhance their network security posture and streamline operations. It utilizes AI to swiftly identify potential vulnerabilities, provide real-time recommendations for remediation, proactively address support needs, and improve overall digital experiences, leading to reduced operational overhead and improved speed, accuracy, and scale of support. By analyzing telemetry, historical data, and its diverse knowledge base, SCM can instantly answer questions, pinpoint solutions to known problems, and automate data collection to speed up assisted support for new challenges. Built into this robust solution are Strata Copilot, offering a natural language interface for intuitive insights and guided actions, and ADEM, designed for proactive infrastructure health, simplified troubleshooting, and consistent end-user performance across the network.
Panorama. Panorama is used for centralized policy management, device management, software licensing and updates, centralized logging and reporting, and log storage. Many of our existing deployments continue to use Panorama as the security management solution. New deployments benefit from using SCM for managing network security estate—including our Next-Generation Firewalls and SASE—with a cloud-based, unified management interface.
SECURITY OPERATIONS
•Cortex XSIAM. Our cloud-based AI-powered security operations platform harnesses the power of AI to significantly improve security outcomes and transform security operations. Cortex XSIAM customers are able to consolidate multiple products into a single unified platform that delivers security information and event management, extended detection and response (“XDR”), SOAR, network traffic analysis, ASM, threat intelligence management (“TIM”), identity threat detection and response, and CDR. CDR is the latest addition to Cortex XSIAM and XDR that addresses the growing need for security teams to respond to cloud threats with purpose-built SOC tools that seamlessly integrate with their security programs. Cortex XSIAM integrates these capabilities into a single platform built for security operations, enabling organizations to simplify operations, stop threats at scale, and accelerate incident remediation. Cortex XSIAM automates data integration, analysis, and triage to respond to most alerts, enabling analysts to focus on only the incidents that require human intervention.
•Cortex XDR. This cloud-based service enables organizations to collect telemetry from endpoint, network, identity and cloud data sources and apply advanced analytics and machine learning, to quickly find and stop targeted attacks, insider abuse, and compromised endpoints. Cortex XDR has two product tiers: XDR Prevent and XDR Pro. XDR Prevent delivers enterprise-class endpoint security focused on preventing attacks. XDR Pro extends endpoint detection and response (“EDR”) to include cross-data analytics for network, cloud, and identity data. Going beyond EDR, Cortex XDR detects the most complex threats using analytics across key data sources and reveals the root cause, which can significantly reduce investigation time as compared to siloed tools and manual processes.
•Cortex XSOAR. Available as a stand-alone cloud-based service, an on-premises virtual appliance, or delivered natively through Cortex XSIAM, Cortex XSOAR is a comprehensive SOAR offering that unifies playbook automation, case management, real-time collaboration, and threat intelligence management to serve security teams across the incident lifecycle. With Cortex XSOAR, security teams can standardize processes, automate repeatable tasks, and manage incidents across their security product stack to improve response time and analyst productivity. Cortex XSOAR learns from the real-life analyst interactions and past investigations to help SOC teams with analyst assignment suggestions, playbook enhancements, and best next steps for investigations. Many of our customers see significantly faster SOC response times and a significant reduction in the number of SOC alerts which require human intervention.
•Cortex Xpanse. Available as a stand-alone cloud-based service and a cloud-based subscription module within Cortex XSIAM, Cortex Xpanse provides ASM, which is the ability for an organization to identify what an attacker would see among all of its sanctioned and unsanctioned Internet-facing assets. In addition, Cortex Xpanse detects risky or out-of-policy communications between Internet-connected assets that can be exploited for data breaches or ransomware attacks. Cortex Xpanse continuously identifies Internet assets, risky services, or misconfigurations in third parties to help secure a supply chain or identify risks for mergers and acquisitions due diligence. Finally, compliance teams use Cortex Xpanse to improve their audit processes and stay in compliance by assessing their access controls against regulatory frameworks.
•Cortex Cloud. Available as a stand-alone cloud-based service or an add-on to Cortex XDR or to Cortex XSIAM. Cortex Cloud, the next generation of Prisma Cloud, merges CNAPP with CDR for real-time cloud security. The solution allows you to harness the power of AI and automation to prioritize cloud risks with runtime context, enable remediation at scale, and stop attacks as they happen. Cortex Cloud consolidates multiple code and cloud security technologies such as Cloud Detection and Response, Software Composition Analysis, Infrastructure as Code security, CI/CD security, secrets scanning, Cloud Security Posture Management, Cloud Identity and Entitlements Management, API security, Vulnerability Management, Cloud Workload Protection, Web Application and API Security, Cloud Network Security, and Cloud Attack Surface Management into a single unified offering. As part of the Cortex platform, customers can transform end-to-end security operations, from code to cloud to SOC, by adopting Cortex Cloud together with Cortex XSIAM. Existing customers can continue leveraging Prisma Cloud as they upgrade to Cortex Cloud for significantly better, faster and more effective multi-cloud protection.

THREAT INTELLIGENCE AND ADVISORY SERVICES
•Customer Support. Global customer support helps our customers achieve their security outcomes with services and support capabilities covering the customer's entire journey with Palo Alto Networks. This post-sales, global organization advances our customers’ security maturity, supporting them when, where, and how they need it. We offer Standard Support, Premium Support, and Platinum Support to our end-customers and channel partners. Our channel partners that operate a Palo Alto Networks Authorized Support Center typically deliver level-one and level-two support. We provide level-three support 24 hours a day, seven days a week through regional support centers that are located worldwide. We also offer a service offering called Focused Services that includes Customer Success Managers to provide support for end-customers with unique or complex support requirements. We offer our end-customers ongoing support for hardware, software, and certain cloud offerings, which includes ongoing security updates, PAN-OS upgrades, bug fixes, and repairs. End-customers typically purchase these services for a one-year or longer term at the time of the initial product sale and typically renew for successive one-year or longer periods. Additionally, we provide expedited replacement for any defective hardware. We use a third-party logistics provider to manage our worldwide deployment of service-related spares.
•Threat Intelligence, Incident Response and Security Consulting. Unit 42 brings together world-renowned threat researchers, incident responders, and security consultants to create an intelligence-driven, response-ready organization that is passionate about helping clients proactively manage cyber risk. We help security leaders assess and test their security controls, transform their security strategy with a threat-informed approach, and respond to incidents rapidly. The Unit 42 Threat Intelligence team provides threat research that enables security teams to understand adversary intent and attribution, while enhancing protections offered by our products and services to stop advanced attacks. Our security consultants serve as trusted partners with state-of-the-art cyber risk expertise and incident response capabilities, helping customers build effective security programs, uncover critical exposures to prevent incidents, and, should incidents occur, respond to them with speed and confidence.
•Professional Services. Professional services are primarily delivered directly by Palo Alto Networks and through a global network of authorized channel partners to our end-customers and include on-location and remote, hands-on experts who plan, design, and deploy effective security solutions tailored to our end-customers’ specific requirements. These services include architecture design and planning, implementation, configuration, and firewall migrations for all our products, including Prisma and Cortex deployments. Customers can also purchase on-going technical experts to be part of customer’s security teams to aid in the implementation and operation of their Palo Alto Networks capabilities. Our education services include certifications, as well as free online technical courses and in-classroom training, which are primarily delivered through our authorized training partners.
RESEARCH AND DEVELOPMENT
Our research and development efforts are strategically centered on expanding our leadership within the enterprise security industry through AI-powered innovation. We focus on enhancing our integrated platforms and developing new software and hardware capabilities. Our engineering teams apply deep expertise in AI and machine learning across networking security, cloud security, endpoint security, and security operations to address the rapidly evolving threat landscape. This approach enables us to leverage core competencies across hardware and software for agile responsiveness and to ensure interoperability with third-party technologies. We supplement our own research with technologies and products licensed from third parties.
We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2025, we introduced several new offerings, including: Prisma Access Browser, new capabilities in our OT Security solution, Cortex Cloud, Prisma AIRS, and Cortex XSIAM 3.0.
We plan to continue to significantly invest in our research and development efforts as we evolve and extend the capabilities of our portfolio.
ACQUISITIONS
We believe that the enterprise security industry in which we operate necessitates a variety of technologies, products, capabilities, and features. We evaluate opportunities to acquire complementary businesses, technologies, services, and intellectual property to complement our organic innovation and research and development efforts, advance the development of our platforms, and enable further investment in our key priority areas. Our evaluation of acquisition opportunities seeks to confirm that any potential transaction would accelerate our strategy, represent an attractive customer opportunity, address a customer need, align with our customer base and go-to-market strategy, and present a clear timeline and path for value accretion. Our acquisitions enable us to gain access to talent, technology, products and features, and can range in size and complexity, from those that enhance or complement existing products and accelerate development of features to those that result in new offerings.

For example, in August 2024, we completed the acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”), which we expect will help accelerate the growth of our Cortex business. Additionally, in July 2025, we completed the acquisition of Protect AI, Inc., a privately-held cyber security company (“Protect AI”), which we expect will enhance the capabilities of our AI security platform. In July 2025, we also entered into a definitive agreement to acquire CyberArk Software Ltd. (“CyberArk”), an identity security company, which acquisition is expected to close during the second half of our fiscal 2026.
For additional information related to the impact of acquisitions to our business, see Part I, Item 1A “Risk Factors” in this Form 10-K.
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
Despite our efforts to protect our proprietary technology and intellectual property rights, our rights may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors, third-parties and non-practicing entities, may also claim that our cybersecurity platforms and services infringe their intellectual property rights. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our license or other agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could affect our ability to offer, or prevent us from offering, certain products or features. This could result in time during which we may be unable to continue to offer our affected products or solutions because of a potential need for us to develop alternate, non-infringing technology, which could require significant time and resources, or require us to obtain a license, which may not be available on reasonable terms or at all, or could require us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risks Related to Intellectual Property and Technology Licensing” in Part I, Item 1A “Risk Factors” in this Form 10-K.
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
We believe we generally compete favorably with our competitors on the basis of these factors as a result of the features and performance of our portfolio, the ease of integration of our security solutions with technological infrastructures, and the relatively low total cost of ownership of our products. However, some of our competitors may have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, more diversified product lines, and larger and more mature intellectual property portfolios.
SALES, MARKETING, SERVICES, AND SUPPORT
Customers. Our end-customers consist of enterprises, service providers, and government entities. Our end-customers operate in a variety of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications. Our end-customers deploy our portfolio of solutions for a variety of security use cases across several settings. Typical deployment settings include the enterprise network, the enterprise data center, cloud locations, branch or remote locations, and on-device agents. No single end-customer accounted for more than 10% of our total revenue in fiscal 2025, 2024, or 2023.
Distribution. We primarily sell our products and subscription and support offerings to end-customers through our channel partners utilizing a two-tier, indirect fulfillment model whereby we sell our products and subscription and support offerings to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers. Sales are generally subject to our standard, non-exclusive distributor agreement, which provides for an initial term of one year, one-year renewal terms, termination by us with 30 to 90 days written notice prior to the renewal date, and payment to us from the channel partner within 30 to 45 calendar days of the date we issue an invoice for such sales. For fiscal 2025, 44.2% of our total revenue was derived from sales to three distributors.
We also sell our VM-Series virtual firewalls and Cloud NGFW via various cloud marketplaces. For example, our VM-Series virtual firewalls are sold on Amazon’s AWS Marketplace, Microsoft’s Azure Marketplace, Alphabet’s Google Cloud Marketplace, and Oracle Corporation’s Oracle Cloud Marketplace either directly to end customers or as part of the respective cloud hosting service provider’s offerings under a usage-based licensing model.
Sales. Our sales organization is responsible for large-account acquisition and overall market development, which includes the management of the relationships with our channel partners, working with our channel partners in winning and supporting end-customers through a direct-touch approach, and acting as the liaison between our end-customers and our marketing and product development organizations. We pursue sales opportunities both through our direct sales force and as assisted by our channel partners, which include resellers, global and regional systems integrators, service providers, managed security service providers, and cloud hosting service providers. We expect to continue to grow our sales headcount to expand our reach in all key growth sectors.
Our sales organization is supported by sales engineers with responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners.
Channel Program. Our NextWave Channel Partner program is focused on building in-depth relationships with solutions-oriented distributors, channel, delivery and services partners that have strong security expertise. The program rewards these partners based on a number of attainment goals, as well as provides them access to marketing resources, technical and sales training, and support. To promote optimal productivity, we operate a formal accreditation program for our channel partners’ sales and technical professionals. As of July 31, 2025, we had more than 8,500 channel partners.
Global Customer Success. Our Global Customer Success organization is responsible for delivering professional, educational, and support services directly to our end-customers and partners. We leverage a global network of certified partners to extend the reach and consistency of these services. We believe that a comprehensive suite of customer success offerings is critical to the successful deployment, adoption, and ongoing use of our products. To support this, we have invested in hiring and developing technical experts with deep domain knowledge and proven experience across our portfolio.

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
Our products and services have been recognized as leading in 25 categories by third-party industry analysts firms that perform independent assessments of these categories. This recognition by third parties is an important measure of validation for our customers.
Backlog. Contract amounts that are not recorded in deferred revenue or revenue are considered backlog. Orders billed prior to revenue recognition are included in deferred revenue. We expect backlog will change from period to period for various reasons, including the timing of billing and fulfillment, such as inventory shortages. As such, we do not believe that backlog at any particular time is necessarily indicative of our future operating results.
Seasonality. Our business is affected by seasonal fluctuations in customer spending patterns. We have begun to see seasonal patterns in our business, which we expect to become more pronounced as we continue to grow, with our strongest sequential revenue growth generally occurring in our fiscal second and fourth quarters.
MANUFACTURING
We outsource the manufacturing of our products to various manufacturing partners, which include our electronics manufacturing services provider (“EMS provider”) and original design manufacturers. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. Our EMS provider is Flextronics International, Ltd. (“Flex”), who assembles our products using design specifications, quality assurance programs, and standards that we establish, and procures components and assembles our products based on our demand forecasts. These forecasts are based upon historical trends and analysis, adjusted for overall market conditions. All of our hardware products are assembled in the U.S.
The component parts within our products are either sourced by our manufacturing partners or by us from various component suppliers. Our manufacturing and supply contracts, generally, do not guarantee a certain level of supply or fixed pricing, which increases our exposure to supply shortages or price increases.
HUMAN CAPITAL
We believe our ongoing success depends on our employees. With a global workforce of 16,068 as of July 31, 2025, our People Strategy is a critical element of our overall company strategy and is overseen by our Chief People Officer who regularly updates our board of directors and the board’s Compensation and People Committee on human capital matters. Our People Strategy is designed to enable a workforce that is nimble, high-performing and innovative. We take a comprehensive approach to attracting, enabling and engaging world-class talent and fostering a culture where every employee can thrive. Our approach includes respecting each employee as a unique individual, demonstrating fairness in all we do and advancing a culture where employees are inspired to do the best work of their careers. We also focus on integrating AI into people programs and processes to build a more agile, skilled and forward-thinking workforce prepared for the future of cybersecurity. Our values of disruption, execution, collaboration, inclusion and integrity were co-created with employees and serve as the foundation of our culture. These values are embedded in our talent acquisition, learning and enablement, engagement and performance elevation, rewards and recognition programs.
Attract & Hire. At Palo Alto Networks, we source talent with the necessary skills and capabilities to contribute to our culture and mission. We utilize structured interviewing practices, thorough job analyses and success profiles to identify high-quality candidates and staff critical roles. In fiscal 2025, we began to transform our hiring operations by strategically embedding AI across the talent acquisition lifecycle to sharpen our competitive edge for talent. We are deploying intelligent tools to automate and enhance core processes, including AI-generated job descriptions, structured interview guides and preparation materials; intelligent interview scheduling; launching an automated talent sourcing and screening pilot; and using AI to augment feedback summaries. Each step is optimized for speed, consistency and bias mitigation. Recognizing that technical skills evolve rapidly in an AI-driven world, our recruitment strategy prioritizes durable, "AI-readiness" capabilities. We assess candidates for core competencies such as critical thinking, adaptability and a capacity for continuous learning to help ensure every hire can not only excel today but also innovate and lead in the future.

Our Global Hiring Committee continues to play a key role in maintaining our hiring standards, which help drive objectivity. This group of cross-functional senior leaders reviews finalist candidates’ information with a focus on experience and capability. To build robust talent pipelines, we partner with academic institutions and other organizations to support new careers in cybersecurity, promote open roles, proactively reach out to candidates across multiple hiring channels and source candidates with a range of experiences. We also encourage employee referrals.
Onboard & Enable. Each member of our workforce has a unique career journey and individual needs, interests and goals. To that end, we strive to create an environment where everyone feels valued, respected and supported to solve the world’s toughest cybersecurity challenges.
In fiscal 2025, we started to evolve from a traditional training program to a system of AI-powered talent enablement, where we integrate learning and growth throughout the flow of an employee’s daily work. From day 1, new hires embark on a journey that blends in-person connection with personalized digital guidance, including generative AI onboarding roadmaps and AI-curated mentor networks. For ongoing growth, through The Learning Center, our intelligent learning platform, we deliver adaptive learning tracks for employees, including specialized paths for interns, new graduates and individuals joining through acquisitions. We also piloted real-time AI-enabled feedback simulations to coach and equip managers with the skills to guide their teams more effectively.
Development information about core business elements, required company-wide compliance training and information about activities on topics ranging from well-being to collaboration are also offered. To further support our employees to advance up the AI adoption curve, we have offered self-paced online certifications, live training and an experimentation challenge that encouraged peer-driven use cases and employees voting to select the finalists. We will continue our enablement journey, using employee questions and feedback to offer both practical and role-specific use cases to help increase productivity and new skill acquisition. On average, employees completed 36 hours of development during fiscal 2025.
Listen & Engage. We aim to foster engagement and help employees feel connected to our mission and values. Through our comprehensive approach, we use in-person and virtual channels to provide a regular flow of information to and between employees and leadership. These channels include company meetings, digital displays across our sites, our intranet, regular email communications, an active Slack platform, pulse surveys, a peer-to-peer recognition platform and regular two-way dialogue—such as small, in-person listening sessions hosted by our chief executive officer.
Employee sentiment is also collected and measured from external sources, such as Glassdoor and Comparably. In addition, based on employee participation in an anonymous survey, the Best Practice Institute has certified Palo Alto Networks as one of the “Top 100 Global Most Loved Workplaces” since 2021. Palo Alto Networks has been recognized by Comparably for “Best Leadership Teams” and “Best Company Outlook”, in addition to other employer of choice awards. Our chief executive officer has also earned a 91% employee approval rating on Glassdoor, a top percentile score.
In addition to our formal, company-wide, semiannual performance review process, which helps employees set learning and development plans, we believe in always-on performance feedback. Further providing engagement are eleven Employee Network Groups, open to all employees, that leverage different perspectives to build, understand and support our culture.
Compensation & Benefits. We offer employees competitive compensation and our flexible benefits plans include a variety of health, time off, wellness and voluntary benefits. Our pay strategy, which includes base salary, cash bonus programs, and equity awards, focuses on compensation based on individual performance. Palo Alto Networks is a fair pay company and we annually engage a third-party consultancy to analyze our pay practices. Through our flexible benefits programs, employees are able to request reimbursement for a range of lifestyle items including fitness, caregiving and education. Additionally, through our Giving+ program, employees can request monetary matching of their charitable donations and volunteer time.
Health, Safety & Wellbeing. Our commitment to the health, safety and wellbeing of our employees includes providing tools, resources and benefits focused on physical, mental and emotional wellbeing. This includes courses designed to equip employees with the knowledge to work safely, safety awareness campaigns and a mental health hub on our employee intranet.
CORPORATE RESPONSIBILITY
Our Corporate Responsibility (CR) strategy supports our company's purpose of a safe and secure world, and is informed through many inputs, including our business strategy and objectives, ongoing stakeholder engagement, investor and customer interests, benchmarking of industry best practices, regulatory developments and more. We execute meaningful CR initiatives that include advancing environmental sustainability, investing in people and operating with integrity.
Advance Environmental Sustainability. Palo Alto Networks is doing our part to limit global warming to less than 1.5°C. Our decarbonization pathway includes implementing operational efficiencies, procuring 100% renewable electricity, targeting greenhouse gas emissions reductions across our value chain and making progress on our science-based targets. We continue to be recognized by CDP (formerly Carbon Disclosure Project) as a “Supplier Engagement Assessment A-list.” We report progress towards our goals in our annual Corporate Responsibility report.

Invest in People. In addition to our People Strategy described in the section titled “Human Capital” above, we continue to communicate our expectations regarding labor standards, business practices and workplace health and safety conditions to our supply chain through our Global Supplier Code of Conduct. During fiscal 2025, we maintained our affiliate membership in the Responsible Business Alliance. As a company built on trust, continuing to be a leader in responsible business practices and social impact supports our corporate strategy. We made charitable grants through our donor-advised fund to support nonprofit organizations providing services in areas such as cybersecurity education and expanding pathways to cyber careers. We maintained our work to provide cybersecurity curriculum to schools, universities and nonprofit organizations to help prepare people for careers in cybersecurity.
Operate with Integrity. Integrity is one of our core values. Employees, contractors and suppliers are informed about our governance expectations, including through our Codes of Conduct, compliance training programs and ongoing communications. The Governance and Sustainability Committee of the board of directors provides primary oversight of corporate responsibility and the board of directors and applicable committees receive regular updates on corporate responsibility topics.
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
•We have and may in the future acquire other businesses (including CyberArk), which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions, and may dilute stockholder value.
•We may not complete the acquisition of CyberArk within the timeframe we anticipate or at all, which could negatively impact our future business and financial results.
•As a result of the CyberArk acquisition, we anticipate that the scope and size of our business will substantially change and result in certain incremental risks, including increased competition.
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
•The warrant transactions may affect the value of our common stock.
•The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, exercise of the 2025 Warrants, or otherwise will dilute stock held by all other stockholders.
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
•We do not intend to pay dividends for the foreseeable future.
•Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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
We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in the global credit markets, inflation, changes in public policies such as domestic and international legislation or regulations, changes in enforcement and administration policies, taxes, any increases in interest rates, fluctuations in foreign currency exchange rates, or international trade agreements, international trade disputes, trade regulations, tariffs and changes in tariffs, geopolitical turmoil, and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. Military actions or armed conflict, including the hostilities in Israel and the surrounding region, the Russia-Ukraine war and any related political or economic responses and counter-responses, and uncertainty about, or changes in, government and trade relationships, policies, and treaties could also lead to worsening economic and market conditions and geopolitical environment. In response to Russia’s invasion of Ukraine, the United States, along with the European Union (the “E.U.”) has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens (“Sanctions on Russia”). We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Any continued or further uncertainty, weakness or deterioration in economic and market conditions or the geopolitical environment could have a material and adverse impact on our business, financial condition, and results of operations, including reductions in sales of our products and subscriptions, longer sales cycles, reductions in subscription or contract duration and value, slower adoption of new technologies, alterations in the spending patterns or priorities of current and prospective customers (including delaying purchasing decisions), increased costs for the chips and components to manufacture our products, and increased price competition.
Risks Related to Our Business
RISKS RELATED TO OUR GROWTH
Our business and operations have experienced growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes, and controls, our operating results could be adversely affected.
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2024 to the end of fiscal 2025, our headcount increased from 15,289 to 16,068 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 14.9% and 16.5% in fiscal 2025 and fiscal 2024, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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

Sales to large enterprise end-customers, which is part of our growth strategy, involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities, such as (a) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products, subscriptions, and support, and (b) increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements. Deployments for large enterprise end-customers are also more complex, require greater product functionality, scalability, and a broader range of services, and are more time-consuming and resource-consuming. All of these factors add further risk to business conducted with these end-customers. Failure to realize sales from large enterprise end-customers could materially and adversely affect our business, operating results, and financial condition.
If we are unable to attract new customers, our future results of operations could be harmed.
To increase our revenue and maintain profitability, we must add new customers. To do so, we must successfully convince prospective customers of the value of adopting our solutions. We are engaging in costly marketing and sales efforts to accelerate our strategies, including platformization, and attract new customers, which may fail or may not be as successful as intended or at all. Additionally, prospective customers’ decisions to purchase our solutions depend on a variety of factors, many of which are out of our control. These factors significantly impact our ability to add new customers and increase the time, resources and sophistication required to do so. For example, prospective customers may face real or perceived switching costs when switching to our solutions from legacy security vendors and products. Deployment of our solutions may require a significant commitment of resources from our customers. Any deterioration in general economic conditions, including as a result of the geopolitical environment or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past caused, and may in the future cause, our current and prospective customers to delay or cut their overall security and IT operations spending. If our efforts to attract new customers are not successful, our sales may not grow as quickly as anticipated, or at all, and our business, operating results, and financial condition will be harmed.
We rely on revenue from subscription and support offerings, and because we recognize revenue from subscription and support over the term of the relevant service period, downturns or upturns in sales or renewals of these subscription and support offerings are not immediately reflected in full in our operating results.
Subscription and support revenue accounts for a significant portion of our revenue, comprising 80.5% of total revenue in fiscal 2025, 80.0% of total revenue in fiscal 2024, and 77.1% of total revenue in fiscal 2023. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For fiscal 2025, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 44.2% of our total revenue. As of July 31, 2025, three distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 44.8% of our gross accounts receivable.

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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification or technical requirements for products and subscriptions like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification or technical requirements. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards or technical requirements, or our competitors achieve compliance with these certifications and standards or technical requirements, we may be disqualified from selling our products, subscriptions, and support offerings to such governmental entity, or be at a competitive disadvantage, which would harm our business, operating results, and financial condition. Government entity demand and payment for our products, subscriptions, and support offerings may be impacted by government shutdowns, changes in governmental administrations, public sector budgetary cycles, fiscal policies, contracting policies or requirements, funding authorizations, and efforts by a government to evaluate and reduce overall government spending and analyze and enhance its operational efficiency, with funding reductions or delays adversely affecting public sector demand for our products, subscriptions, and support offerings. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, subscriptions, and support offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Additionally, the U.S. government may require certain of the products that it purchases to be manufactured in the United States or other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products, subscriptions, and support offerings to the U.S. government.

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
Some of our competitors have or may attain greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the promotion and sale of products and services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions or other strategic investments. They may also have larger and more mature intellectual property portfolios, and broader and more diverse product and service offerings, which allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products and subscriptions, including incorporating cybersecurity features into their existing products or services and product bundling, selling at zero or negative margins, and offering concessions or a closed technology offering. Some competitors may have broader distribution and established relationships with distribution partners and end-customers. Other competitors specialize in providing protection from a single type of security threat, which may allow them to deliver these specialized security products to the market more quickly than we can.
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering, acquisitions or strategic investments by our competitors, or continuing market consolidation. Our competitors and potential competitors may be able to develop new or disruptive technologies, products, or services, and leverage new business models that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. In addition, new and enhanced technologies, including AI and machine learning, continue to increase our competition. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant, and useful products, services, and technologies in a timely manner. Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered and adapt more quickly to new technologies and end-customer needs. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources or product or service offerings.
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

We have and may in the future acquire other businesses (including CyberArk), which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions, and may dilute stockholder value.
As part of our business strategy, we acquire and make investments in complementary companies, products, or technologies. We continue to evaluate such opportunities and expect to continue to make such acquisitions and investments in the future, such as our pending acquisition of CyberArk Software Ltd. (“CyberArk”). The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, product, or technology, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces.
If we are unsuccessful at integrating past or future acquisitions, including the pending acquisition of CyberArk, in a timely manner, or the technologies, products, or operations associated with such acquisitions, into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may have difficulty retaining key personnel or customers of the acquired business. We may not successfully evaluate or utilize any acquired technology, products, or personnel, realize anticipated synergies from an acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. In particular, we believe that there are significant benefits and synergies that may be realized from our proposed acquisition of CyberArk, including through leveraging our and CyberArk’s products, scale, and combined enterprise customer bases. However, the efforts to realize the anticipated benefits and synergies will be a complex process and may disrupt both our and CyberArk’s existing operations if not implemented in a timely and efficient manner. The full benefits of the proposed acquisition of CyberArk, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all.
We have recorded, and may in the future record, liability for contingent consideration obligations from acquisitions that are to be settled in cash, the fair value of which is assessed on a quarterly basis. If changes are made in our assumptions used to determine the liability’s fair value or our assumptions are incorrect, adjustments could be made that may have a material impact, favorable or unfavorable, on our operating results. We may also be required to make cash payments of contingent consideration in excess of its initial fair value, or in excess of our expectations for a particular period, which could adversely impact cash flows.
We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, including the pending acquisition of CyberArk, each of which could adversely affect our financial condition or the market price of our common stock, and result in dilution to our stockholders. Furthermore, the sale or issuance of equity or equity-linked debt to finance any future acquisitions could result in dilution to our stockholders.
In addition, any acquisitions may be viewed negatively by our customers, financial markets, or investors and may not ultimately strengthen our competitive position or achieve our goals and business strategy. The occurrence of any of these risks could harm our business, operating results, and financial condition.
We may not complete the acquisition of CyberArk within the timeframe we anticipate or at all, which could negatively impact our future business and financial results.
The completion of the acquisition of CyberArk is subject to a number of conditions, including, among others:
•the effectiveness of a registration statement on Form S-4 to be filed by us registering the shares of our common stock to be issued to CyberArk shareholders as consideration in the acquisition and the absence of any stop order or proceedings seeking a stop order;
•the approval for listing on Nasdaq of our shares of common stock to be issued in connection with the proposed acquisition;
•obtaining the requisite CyberArk shareholder approval in connection with the proposed acquisition;
•the expiration or termination of any waiting period (or extensions thereof) applicable to the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the making, approval, expiration, termination or receipt of, as applicable, all applicable filings, registrations, waiting periods (or extensions of waiting periods) and approvals under specified antitrust and foreign investment laws; and
•the absence of governmental restraints or prohibitions preventing the consummation of the proposed acquisition.

No assurance can be given that the required CyberArk shareholder approval and governmental and regulatory consents and approvals will be obtained or that any of the required conditions to closing will be satisfied in a timely manner or at all. As a result, although it is currently anticipated that we will complete the acquisition of CyberArk during the second half of our fiscal 2026, the possible timing and likelihood of completion are uncertain. There can be no assurance that the acquisition of CyberArk will be completed in the anticipated timeframe or at all. Any delay in completing the proposed acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits and synergies that we anticipate to achieve if the proposed acquisition were to be successfully completed within its expected time frame.
In addition, the relevant governmental authorities from which approvals under specified antitrust and foreign investment laws must be obtained may impose or seek to impose conditions on the completion of the acquisition or require changes to the terms of the proposed acquisition or agreements to be entered into in connection with the CyberArk acquisition. Such conditions or changes and the process of obtaining these approvals, could have the effect of delaying or impeding completion of the CyberArk acquisition or imposing additional costs or limitations on us following the acquisition, which may have an adverse effect on our business, results of operations, and financial condition.
The failure or inability to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, under limited circumstances, we or CyberArk may elect to terminate the definitive agreement or we and CyberArk may mutually decide to terminate the definitive agreement, before or after obtaining the requisite CyberArk shareholder approval. A termination of the definitive agreement could materially and adversely affect our business, results of operations and reputation.
If the acquisition of CyberArk is delayed or not completed, we could be subject to a number of risks that may adversely affect our business, operating results and financial condition, including, among other things:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•we could incur significant acquisition costs that we would be unable to recoup;
•under specified circumstances in connection with the termination of the definitive agreement, we would be required to pay CyberArk a termination fee of $1.0 billion;
•negative perception from industry contacts, business partners, and other third parties, which could impact our operations or our ability to compete for new business or obtain renewals in the marketplace more broadly; and
•reputational harm, negative publicity, negative reactions from employees, and other negative impacts resulting from delay or failure to complete the acquisition of CyberArk.
As a result of the CyberArk acquisition, we anticipate that the scope and size of our business will substantially change and result in certain incremental risks, including increased competition.
We believe that the CyberArk acquisition will expand the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business may impose significant added responsibilities on our senior management, and our senior management’s attention may be diverted from the management of our business and its day-to-day operations to the completion and integration of the CyberArk acquisition. The CyberArk acquisition could also create uncertainty for our and CyberArk’s employees, partners, and customers, particularly during the anticipated post-acquisition integration process, and result in disruption to existing business relationships and the development of new business relationships.
Following completion of the proposed acquisition of CyberArk, our success, including with respect to realizing the anticipated benefits and synergies from the proposed acquisition, will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of CyberArk into our existing business in a timely and efficient manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners. In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing integration and operation of the combined company, and we will be required post-closing to devote significant attention and resources to successfully align our and CyberArk’s business practices and operations. This process may disrupt our business and, if ineffective, would limit the anticipated benefits and synergies of the acquisition.
In addition, we expect that the completion of the CyberArk acquisition will result in increased competition, including, as a result of our entry into a new product category. CyberArk faces intense competition in the information security and identity security industry in which it operates, characterized by constant innovation, evolving customer requirements, and rapid adoption of different technologies and services. These added competitive pressures could result in decreased sales, price reductions, increased operating costs, and lower revenues, margins and net income for the combined company. These impacts could also result in a delay in realizing, or our failure to realize, expected synergies or cost savings from the CyberArk acquisition.
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
We have incorporated, and are continuing to develop and deploy, AI into many of our products and solutions, including services that support our products and solutions. We are also incorporating AI into the operations of our business. AI presents challenges and risks that could affect our products and solutions, and the operations of our business. For example, AI algorithms may have flaws, and datasets used to train models may be insufficient or contain biased information. The AI that is being incorporated into our products, solutions, and business operation tools may not be successful or beneficial, and instead may cause technical, legal or ethical problems or result in increased costs. The investments that we are making across our business in AI reflect our ongoing efforts to innovate and provide products and services that are useful to our customers, as well as provide efficiencies in our business. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and we may incur unanticipated liabilities. These efforts could subject us to regulatory risk, legal liability, including under legislation regulating AI in jurisdictions such as the E.U. and laws and regulations being considered in other jurisdictions, or brand or reputational harm.

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
Increasingly, companies are subject to a wide variety of attacks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions and supply chain attacks), and add to the risks to our internal networks, cloud-deployed enterprise and customer-facing environments and the information they store and process. Incidences of cyberattacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. We and our third-party service providers face security threats and attacks from a variety of sources. Despite our efforts and processes to prevent breaches of our internal networks, systems, and websites, our data, corporate systems, and security measures, as well as those of our third-party service providers, are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, or other types of attacks from outside parties, or breaches due to employee error, malfeasance, or some combination of these. We cannot guarantee that the measures we have taken to protect our networks, systems, and websites will provide adequate security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The Russia-Ukraine war and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for additional Russian cyberattacks in response to the Sanctions on Russia.
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
Because our products and subscriptions are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. For example, from time to time, certain of our end-customers have reported defects in our products related to performance, scalability, and compatibility. Additionally, defects or vulnerabilities may cause our products or subscriptions to become partially or fully unavailable temporarily or permanently, to be vulnerable to security attacks, cause them to fail to help secure networks, or interrupt end-customers’ networking traffic, or the availability of other information technology infrastructure or systems. For example, in November 2024, we became aware of an authentication bypass vulnerability through the management web interface of certain versions of our PAN-OS software. To remediate the matter, we published a security advisory to advise customers, provided software updates for affected PAN-OS versions, and engaged in customer outreach, support and remediation efforts for potentially impacted customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. In addition, due to the Russia-Ukraine war, there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our end-customers’ systems.

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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement, and, after post-trial motions, a judgment was issued in the lawsuit on October 3, 2024 assessing a lump sum damages amount of $113.6 million, plus statutory interest, which is currently on appeal. Additional examples of patent infringement cases have been disclosed in Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our manufacturing partners procure components and build our hardware products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on historical trends and analysis, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our hardware products and product components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. If our actual component usage and product demand are lower than the forecast we provide to our manufacturing partners, we accrue for losses on manufacturing commitments in excess of forecasted demand. Alternatively, insufficient supply levels may lead to shortages that result in delayed hardware product revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.
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
Our future success depends, in part, on our ability to continue to attract, retain, and motivate the members of our management team and other key employees. For example, we are substantially dependent on the continued service of our engineering personnel because of the complexity of our offerings. Competition for highly skilled personnel, particularly in engineering, including in the areas of AI and machine learning, is intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such personnel. In addition, the industry in which we operate generally experiences high employee attrition. Our future performance depends on the continuing services and contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. If we are unable to hire, integrate, train, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, and operating results could be harmed.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic, and social uncertainty around the world, health risks such as epidemics and pandemics like COVID-19, macroeconomic challenges, terrorist activities, the Russia-Ukraine war, tensions between China and Taiwan, the hostilities in Israel and the surrounding region, and continued hostilities in the Middle East;
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
Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected. We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated revenue and operating expenditures. As of July 31, 2025, the total notional amount of our outstanding foreign currency forward contracts was $1.5 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We face risks associated with having operations and employees located in Israel.
We have business operations in Israel and intend to continue growing our presence in Israel, including in connection with our proposed acquisition of CyberArk. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows.

In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances, which has occurred as a result of hostilities in Israel and the surrounding region. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation or hostilities occurs. If many of our employees in Israel are called for active duty for a significant period of time, our operations and our business could be disrupted and may not be able to function at full capacity. Any disruption in our operations in Israel could adversely affect our business.
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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes; new, modified or additional laws or regulations may be adopted; and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), each of which imposes stringent data protection requirements, provide for costly penalties for noncompliance (up to the greater of (a) €20 million under the E.U. GDPR or £17.5 million under the U.K. GDPR, and (b) 4% of annual worldwide turnover), and confer the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

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
In addition, the U.K. government enacted the U.K. Data (Use and Access) Act 2025 on June 19, 2025, which includes targeted amendments to the U.K.’s data protection regime that cause it to expressly deviate from the GDPR. This development creates new compliance challenges and has created uncertainty with respect to the European Commission’s adequacy determination regarding the U.K.’s data protection regime, which has been extended until December 2025 and must be renewed to permit ongoing relatively unrestricted data flows from the EEA to the UK.
Among other effects of these developments, we may experience additional costs associated with increased compliance burdens, reduced demand for our offerings from current or prospective customers in the EEA, Switzerland, and the U.K. (collectively, “Europe”) to use our products, on account of the risks identified in the Schrems II decision or other developments relating to cross-border data transfers, and we may find it necessary or desirable to make further changes to our processing of personal data of European residents. The regulatory environment applicable to the handling of European residents’ personal data and cross-border data transfers, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs. Moreover, much like with Schrems II, we anticipate future legal challenges to the approved data transfer mechanisms between Europe and the United States, including a challenge to the E.U.-U.S. DPF. Such legal challenges could result in additional legal and regulatory risk, compliance costs, and in our business, operating results, and financial condition being harmed.
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered businesses to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, other U.S. states have enacted laws relating to privacy and security that are potentially relevant to us. These include laws enacted in at least 20 U.S. states, a portion of which are expected to come into effect over the course of our fiscal 2026. The U.S. Department of Justice also has issued rules regarding access to, or transfer of, certain bulk sensitive personal data by countries of concern. Increasingly complex federal or state laws and regulations relating to privacy and security, and interpretations and enforcement of existing laws and regulations relating to these matters, may require us to modify our data practices and policies, incur substantial compliance costs and expenses, and add further complexity to our compliance efforts that could adversely affect our business or increase our potential liability if we fail to comply or are alleged to have done so.
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
In addition, our future income tax obligations and effective tax rates could be adversely affected by changes in, or interpretations of, tax laws, regulations, policies, or decisions in the United States or in the other jurisdictions in which we operate including as a result of the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, which was signed into law on July 4, 2025.
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

Risks Related to Our Common Stock
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
•issuances or sales of shares of our common stock, including as part of a capital-raising transaction or as consideration in or in connection with acquisitions;
•issuances or sales of debt or securities convertible into or exchangeable for shares of our common stock, including in connection with acquisitions;
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
The warrant transactions may affect the value of our common stock.
In June 2020, we issued our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”), which matured on June 1, 2025. In connection with the sale of our 2025 Notes, we entered into convertible note hedge transactions (the “2025 Note Hedges”) with certain counterparties. In connection with the sale of the 2025 Notes and purchase of the 2025 Note Hedges, we also entered into warrant transactions with the counterparties pursuant to which we sold warrants (the “2025 Warrants”) for the purchase of our common stock. The 2025 Warrants could have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the 2025 Warrants unless, subject to certain conditions, we elect to cash settle such 2025 Warrants.
The applicable counterparties to the 2025 Warrants or their respective affiliates may modify their related hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the expiration of the 2025 Warrants. This activity could cause or prevent an increase or a decrease in the market price of our common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, exercise of the 2025 Warrants, or otherwise will dilute stock held by all other stockholders.
Our restated certificate of incorporation authorizes us to issue up to 2.0 billion shares of common stock and up to 100.0 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into or exchangeable for shares of our common stock from time to time in connection with a financing or other capital raising, acquisition, investment, our stock incentive plans, the settlement of our 2025 Warrants, or otherwise. Any such issuance, including in connection with the proposed CyberArk acquisition, could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of July 31, 2025, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2025 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that, among other things:
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
•Incident Response and Reporting. We maintain incident response and recovery protocols to enable prompt, effective and orderly identification, evaluation, management, and disposition of actual and potential security threats and incidents, including for purposes of escalation and internal and external-notification steps. We maintain a cross-functional incident response team, including senior representatives from information security, information technology, product, legal, privacy, communications, and finance, that is involved in assessing cybersecurity threats and incidents, assigning severity levels, and evaluating the potential impact, including the potential impact on our business strategy, results of operations and financial condition. This allows for prompt direction of appropriate personnel and resources for incident management and response, and internal notification to appropriate members of management, which may include our chief executive officer, chief product and technology officer, vice president acting as chief information security officer, general counsel, chief financial officer, and/or chief accounting officer, and the security committee of our board of directors (the “Security Committee”). The protocols also establish steps designed to publicly report and/or alert external stakeholders as and when required by applicable law or otherwise determined appropriate.
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

Cybersecurity Governance
The Security Committee, which is composed of our independent directors and chaired by our chief product and technology officer, facilitates our board of directors’ responsibility for oversight of security matters, including product security, data security, cybersecurity, security risk management, risk exposure and related controls and enterprise risk management related to these risks. The Security Committee reports regularly to the Board following meetings of the Security Committee with respect to its review and assessment of security matters and other matters that are relevant to the Security Committee’s discharge of its responsibilities. The Security Committee meets quarterly to review with our vice president acting as chief information security officer and other members of management, which may include our chief executive officer, chief product and technology officer, chief financial officer, and general counsel, our cybersecurity programs, cybersecurity risks, mitigation or remediation strategies, and other matters impacting the committee’s responsibilities.
Management is responsible for day-to-day risk management activities, including identifying, assessing and managing our exposure to cybersecurity risks, establishing processes and procedures to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures as needed, and maintaining cybersecurity risk management programs. Our vice president acting as chief information security officer is responsible for defining, overseeing, managing, implementing, and reviewing compliance with the information security programs described above under the heading “Cybersecurity Risk Management and Strategy.” This vice president receives regular reports from our information security team and monitors the prevention, detection, and mitigation or remediation of cybersecurity risks. In addition, as described in further detail above under the heading “Cybersecurity Risk Management and Strategy,” a cross functional team is involved in assessing and managing the risks from cybersecurity threats and incidents, and reporting information about risks to the Security Committee.
Our information security team consists of dedicated personnel who are experienced information systems security professionals and information security managers with many years of experience across a variety of technology sub-specialties. In particular, our vice president acting as chief information security officer has extensive experience in the management of cybersecurity risk management programs, having served in various roles in information technology and security for over 25 years. In addition, six of the eleven members of our board of directors have expertise in overseeing cybersecurity and information security management.
Item 2. Properties
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 941,000 square feet of space under three lease agreements that expire in July 2028, with options to extend the lease terms through July 2046. We also lease space for personnel around the world, including Israel and India. In addition, we provide our cloud-based subscription offerings through data centers operated under co-location arrangements in the United States, Europe, and Asia. Refer to Note 12. Leases in Part II, Item 8 of this Annual Report on Form 10-K for more information on our operating leases. Additionally, we own 10.4 acres of land adjacent to our headquarters in Santa Clara, California, which we intend to develop to accommodate future expansion, the speed of which development has been slowed due to the current environment.
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
Item 3. Legal Proceedings
The information set forth under the “Litigation” subheading in Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the symbol “PANW.”
Holders of Record
As of August 18, 2025, there were 565 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
During the three months ended July 31, 2025, holders of the 2025 Notes converted $382.9 million in aggregate principal amount of the 2025 Notes, which we repaid in cash. We also issued 5.6 million shares of our unregistered common stock to the holders of the 2025 Notes for the conversion value in excess of the principal amount. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. We subsequently announced additional increases to this share repurchase program, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of July 31, 2025. The expiration date of this repurchase authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended July 31, 2025, we did not repurchase any shares pursuant to our share repurchase program.

Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Palo Alto Networks, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
This performance graph compares the cumulative total return on our common stock with that of the Nasdaq 100 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Information Technology Index for the five years ended July 31, 2025. This performance graph assumes $100 was invested on July 31, 2020, in each of the common stock of Palo Alto Networks, Inc., the Nasdaq 100 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.
Palo Alto Networks, Inc. Comparison of Total Return Performance

$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value ($)
Jul 20
Jul 21
Jul 22
Jul 23
Jul 24
Jul 25
PANW
Nasdaq 100 Index
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	7/31/2020	7/31/2021	7/31/2022	7/31/2023	7/31/2024	7/31/2025
Palo Alto Networks, Inc.	$100.00	$155.93	$195.02	$293.01	$380.66	$407.00
Nasdaq 100 Index	$100.00	$138.19	$120.50	$147.94	$183.34	$221.52
S&P 500 Index	$100.00	$136.45	$130.11	$147.05	$179.62	$208.95
S&P 500 Information Technology Index	$100.00	$140.03	$132.31	$167.84	$226.91	$280.58
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2025 to fiscal 2024. For discussion and analysis related to our financial results comparing fiscal 2024 to 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024, which was filed with the Securities and Exchange Commission on September 6, 2024.
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
Overview
Our mission is to be the cybersecurity partner of choice for enterprises, organizations, service providers, and government entities to protect our digital way of life. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence (“AI”) and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture for more secure, faster, and cost-effective outcomes.
Network Security
Our network security platform is designed to deliver complete zero trust solutions to our customers. The platform includes:
•Secure Access Service Edge (“SASE”). Prisma® Access, when combined with Prisma SD-WAN, provides a comprehensive single-vendor SASE offering that is used to secure remote workforces and cloud-delivered branch offices. Prisma Access Browser further extends SASE security and data protection to the end user device, providing workers with freedom to access business applications securely using our secure browser from any device.
•Next-Generation Firewalls. Our hardware ML-Powered Next-Generation Firewalls (“NGFWs”) secure on-premises environments including campus locations and data centers. Our software NGFWs secure cloud networks.
•Cloud-Delivered Security Services (“CDSS”). Our network security platform integrates a suite of CDSS that complements our SASE and Firewall solutions. These include Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, IoT/OT Security, GlobalProtect®, Prisma Access Agent, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), Software as a Service (“SaaS”) Security, and AI Access Security. Through these add-on services, our customers are able to secure their content, applications, users, and devices across their entire organization.
•Prisma AIRS. Prisma AIRS is a comprehensive AI security platform that has been designed to protect customers’ entire AI ecosystem by providing AI model scanning, posture management, red teaming, run-time security, and AI agent security.

•Strata Cloud Manager (“SCM”). SCM, our network security management solution, centrally manages network security across all remote workers, branches, headquarters, campuses, and cloud. SCM leverages AI to simplify and strengthen network security by enabling customers to proactively pinpoint vulnerabilities, gain real-time remediation recommendations, and enhance overall digital experiences, thereby reducing operational burden. This comprehensive solution includes Strata Copilot, which offers a natural language interface for enhanced insights and guided remediation, and integrates Autonomous Digital Experience Monitoring (“ADEM”) to proactively maintain infrastructure health, facilitate AI-driven one-click troubleshooting, and ensure seamless end-user performance across the enterprise.
Security Operations
Our AI-powered Cortex platform transforms end-to-end security operations with unified data, AI, and automation for more secure, faster, and cost effective outcomes. We have consolidated our industry-leading Security Operations and Cloud Security capabilities on a single comprehensive platform to provide centralized visibility, proactive protection, real-time prevention, AI-driven insights, and automated remediation across enterprise and cloud.
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex® platform. These include Cortex XSIAM®, for AI-powered security operations replacing traditional SIEM tools, Cortex XDR®, for the prevention, detection, and response to complex cybersecurity attacks, Cortex XSOAR®, for security orchestration, automation, and response (“SOAR”), and Cortex Xpanse®, for ASM.
•Cloud Security. We deliver comprehensive security across the cloud application development lifecycle through Cortex Cloud, delivered as a scalable SaaS offering. As a comprehensive Cloud Native Application Protection Platform (“CNAPP”) combined with CDR, Cortex Cloud secures multi- and hybrid-cloud environments for applications, data, generative AI (“GenAI”) ecosystem, and the cloud native technology stack across the full development lifecycle, from code to cloud to security operations. As part of the Cortex Cloud platform, customers can expand from Cortex Cloud to our security operations offerings available on a single user experience and unified agent. We also offer our VM-Series and CN-Series virtual firewalls for inline network security on multi- and hybrid-cloud environments.
Threat Intelligence and Advisory Services
•Unit 42 brings together world-renowned expertise across threat research, incident response, and security consulting to deliver intelligence-driven, response-ready outcomes that help customers reduce cyber risk. Our elite consultants serve as trusted advisors to our customers by assessing and testing their security controls against sophisticated threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response (“MDR”) and managed threat hunting services.
For fiscal 2025 and 2024, total revenue was $9.2 billion and $8.0 billion, respectively, representing year-over-year growth of 14.9%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of July 31, 2025, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $1.8 billion or 19.5% of total revenue for fiscal 2025, representing year-over-year growth of 12.4%. Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall, and software licenses, including SD-WAN, the VM-Series, and Panorama®. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our hardware products is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.

Our subscription and support revenue grew to $7.4 billion or 80.5% of total revenue for fiscal 2025, representing year-over-year growth of 15.5%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, CASB and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-powered Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, ASM, and CNAPP for comprehensive cloud security. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewalls, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these firewalls, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of new features and products are essential to meeting the needs of our end-customers and improving our competitive position. During fiscal 2025, we introduced several new offerings, including: Prisma Access Browser, new capabilities in our OT Security solution, Cortex Cloud, Prisma AIRS, and Cortex XSIAM 3.0. Additionally, in August 2024, we completed the acquisition of certain IBM QRadar assets, which we expect will help accelerate the growth of our Cortex business. Additionally, in July 2025, we completed the acquisition of Protect AI, which we expect will enhance the capabilities of our AI security platform. In July 2025, we also entered into a definitive agreement to acquire Software Ltd. (“CyberArk”), an identity security company, which acquisition is expected to close during the second half of our fiscal 2026.
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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Changes in legislation or regulations and actions by regulators, including changes in enforcement and administration policies, may have an impact on our results of operations and financial condition. Significant changes in U.S. or global trade policy, including further expansion of U.S. export/imports controls and tariffs, as well as retaliatory actions by other countries, may materially and adversely affect our business. Further, economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, impacts of trade regulations or international trade disputes, and other conditions, may adversely affect our results of operations and financial performance.
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

	July 31,
	2025	2024

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$5.6	$4.2
Remaining performance obligations	$15.8	$12.7

	Year Ended July 31,
	2025	2024	2023

	(dollars in millions)
Total revenue	$9,221.5	$8,027.5	$6,892.7
Total revenue year-over-year percentage increase	14.9%	16.5%	25.3%
Gross margin	73.4%	74.3%	72.3%
Operating income	$1,242.9	$683.9	$387.3
Operating margin	13.5%	8.5%	5.6%
Cash flow provided by operating activities	$3,716.0	$3,257.6	$2,777.5
Free cash flow (non-GAAP)	$3,469.8	$3,100.8	$2,631.2
•Next-Generation Security Annualized Recurring Revenue (“NGS ARR”). Our NGS ARR represents the annualized allocated revenue of all active contracts as of the final day of the reporting period related to all product, subscription and support offerings, excluding revenue from hardware products, and legacy attached subscriptions, support offerings and professional services. NGS ARR is an operating metric that we use to assess the strength and trajectory of our business. NGS ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. NGS ARR is not intended to be a replacement for forecasts of revenue. The scope of products, subscriptions, and support offerings that contribute to NGS ARR will generally increase over time as we introduce or acquire new next-generation products, subscriptions, and support offerings.
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

	Year Ended July 31,
	2025	2024	2023

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$3,716.0	$3,257.6	$2,777.5
Less: purchases of property, equipment, and other assets	246.2	156.8	146.3
Free cash flow (non-GAAP)	$3,469.8	$3,100.8	$2,631.2
Net cash used in investing activities	$(2,204.7)	$(1,509.9)	$(2,033.8)
Net cash used in financing activities	$(778.9)	$(1,343.1)	$(1,726.3)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended July 31,
	2025		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$1,801.9	19.5%	$1,603.3	20.0%	$1,578.4	22.9%
Subscription and support	7,419.6	80.5%	6,424.2	80.0%	5,314.3	77.1%
Total revenue	9,221.5	100.0%	8,027.5	100.0%	6,892.7	100.0%
Cost of revenue:
Product	413.2	4.5%	348.2	4.3%	418.3	6.1%
Subscription and support	2,038.4	22.1%	1,711.0	21.4%	1,491.4	21.6%
Total cost of revenue(1)	2,451.6	26.6%	2,059.2	25.7%	1,909.7	27.7%
Total gross profit	6,769.9	73.4%	5,968.3	74.3%	4,983.0	72.3%
Operating expenses:
Research and development	1,984.1	21.5%	1,809.4	22.5%	1,604.0	23.3%
Sales and marketing	3,100.2	33.6%	2,794.5	34.8%	2,544.0	36.9%
General and administrative	442.7	4.8%	680.5	8.5%	447.7	6.5%
Total operating expenses(1)	5,527.0	59.9%	5,284.4	65.8%	4,595.7	66.7%
Operating income	1,242.9	13.5%	683.9	8.5%	387.3	5.6%
Interest expense	(3.0)	—%	(8.3)	(0.1)%	(27.2)	(0.4)%
Other income, net	355.8	3.8%	312.7	3.9%	206.2	3.0%
Income before income taxes	1,595.7	17.3%	988.3	12.3%	566.3	8.2%
Provision for (benefit from) income taxes	461.8	5.0%	(1,589.3)	(19.8)%	126.6	1.8%
Net income	$1,133.9	12.3%	$2,577.6	32.1%	$439.7	6.4%
(1)Includes share-based compensation as follows:

	Year Ended July 31,
	2025	2024	2023

	(in millions)
Cost of product revenue	$5.1	$7.3	$9.8
Cost of subscription and support revenue	127.0	121.0	123.4
Research and development	550.5	525.5	488.4
Sales and marketing	359.5	300.8	335.3
General and administrative	258.0	124.1	130.4
Total share-based compensation	$1,300.1	$1,078.7	$1,087.3

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
PRODUCT REVENUE
Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall, and software licenses, including SD-WAN, the VM-Series, and Panorama. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license. As a percentage of product revenue, we expect our revenue from software licenses to vary from quarter to quarter and increase over the long term as we improve features and capabilities of our on-premise software, renew our software license contracts, and expand our installed end-customer base.

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$1,801.9	$1,603.3	$198.6	12.4%	$1,603.3	$1,578.4	$24.9	1.6%
Product revenue increased for fiscal 2025 compared to fiscal 2024 driven by an increase in price of, and allocation to, on-premise software licenses due to enhanced features and capabilities beginning in the second quarter of fiscal 2025, and an increased demand for our new generation of hardware products and accessories, partially offset by decreased demand for our prior generation of hardware products.
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

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$4,974.4	$4,188.5	$785.9	18.8%	$4,188.5	$3,335.4	$853.1	25.6%
Support	2,445.2	2,235.7	209.5	9.4%	2,235.7	1,978.9	256.8	13.0%
Total subscription and support	$7,419.6	$6,424.2	$995.4	15.5%	$6,424.2	$5,314.3	$1,109.9	20.9%
Subscription and support revenue increased for fiscal 2025 compared to fiscal 2024 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$6,205.1	$5,482.9	$722.2	13.2%	$5,482.9	$4,719.9	$763.0	16.2%
Europe, the Middle East, and Africa (“EMEA”)	1,917.4	1,602.0	315.4	19.7%	1,602.0	1,359.6	242.4	17.8%
Asia Pacific and Japan (“APAC”)	1,099.0	942.6	156.4	16.6%	942.6	813.2	129.4	15.9%
Total revenue	$9,221.5	$8,027.5	$1,194.0	14.9%	$8,027.5	$6,892.7	$1,134.8	16.5%
Revenue from the Americas, EMEA and APAC increased year-over-year for fiscal 2025 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
COST OF REVENUE
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
COST OF PRODUCT REVENUE
Cost of product revenue primarily includes costs paid to our manufacturing partners for procuring components and manufacturing our products. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel associated with our operations organization, inventory excess and obsolete charges, shipping and tariff costs, amortization of intellectual property licenses, product testing costs, and shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our revenue from hardware products.

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$413.2	$348.2	$65.0	18.7%	$348.2	$418.3	$(70.1)	(16.8)%
Cost of product revenue increased for fiscal 2025 compared to fiscal 2024 primarily due to an increase in inventory excess and obsolete charges and an increased demand for our new generation hardware products and accessories, partially offset by a decreased demand for our prior generation of hardware products.
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

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$2,038.4	$1,711.0	$327.4	19.1%	$1,711.0	$1,491.4	$219.6	14.7%

Cost of subscription and support revenue increased for fiscal 2025 compared to fiscal 2024 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $189.5 million for fiscal 2025 compared to fiscal 2024. Personnel costs grew $52.9 million for fiscal 2025 compared to fiscal 2024, primarily due to headcount growth. The increase in cost of subscription and support revenue was further driven by increased professional services expense.
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

	Year Ended July 31,
	2025		2024		2023
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin

	(dollars in millions)
Product	$1,388.7	77.1%	$1,255.1	78.3%	$1,160.1	73.5%
Subscription and support	5,381.2	72.5%	4,713.2	73.4%	3,822.9	71.9%
Total gross profit	$6,769.9	73.4%	$5,968.3	74.3%	$4,983.0	72.3%
Product gross margin decreased for fiscal 2025 compared to fiscal 2024 primarily due to unfavorable hardware product mix and an increase in inventory excess and obsolete charges, partially offset by increased software revenue.
Subscription and support gross margin decreased for fiscal 2025 compared to fiscal 2024 primarily due to an increase in costs related to our cloud-based offerings, partially offset by increased leverage of our global customer service organization.
OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of July 31, 2025, we expect to recognize approximately $2.2 billion of share-based compensation expense over a weighted-average period of approximately 2.5 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$1,984.1	$1,809.4	$174.7	9.7%	$1,809.4	$1,604.0	$205.4	12.8%
Research and development expense increased for fiscal 2025 compared to fiscal 2024 primarily due to increased personnel costs, which grew $123.4 million for fiscal 2025 compared to fiscal 2024, largely due to headcount growth. The increase in research and development expense was further driven by increased shared costs.

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

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$3,100.2	$2,794.5	$305.7	10.9%	$2,794.5	$2,544.0	$250.5	9.8%
Sales and marketing expense increased for fiscal 2025 compared to fiscal 2024 primarily due to increased personnel costs, which grew $263.6 million for fiscal 2025 compared to fiscal 2024, largely due to headcount growth.
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

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$442.7	$680.5	$(237.8)	(34.9)%	$680.5	$447.7	$232.8	52.0%
General and administrative expenses decreased for fiscal 2025 compared to fiscal 2024 primarily due to litigation-related charges of $204.4 million in fiscal 2024 and a partial release of litigation-related accrual of $38.8 million in fiscal 2025. We also recorded a gain of $135.3 million in fiscal 2025 for the change in fair value of the contingent consideration liability from our acquisition of certain IBM QRadar assets. The decrease in general and administrative expense was partially offset by increased personnel costs, which grew $153.2 million, largely due to increased share-based compensation.
INTEREST EXPENSE
Interest expense primarily consists of interest expense related to our 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with “2023 Notes,” the “Notes”).

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$3.0	$8.3	$(5.3)	(63.9)%	$8.3	$27.2	$(18.9)	(69.5)%
Interest expense decreased for fiscal 2025 compared to fiscal 2024 primarily due to conversions of the 2025 Notes prior to or upon maturity in June 2025. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Notes.

OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$355.8	$312.7	$43.1	13.8%	$312.7	$206.2	$106.5	51.6%
Other income, net increased for fiscal 2025 compared to fiscal 2024 primarily due to higher interest income as a result of higher average cash, cash equivalents, and investments balance for fiscal 2025 compared to fiscal 2024. The increase was further driven by increased gains from our non-designated derivative instruments and investments, partially offset by increased foreign currency exchange losses for fiscal 2025 compared to fiscal 2024.
PROVISION FOR (BENEFIT FROM) INCOME TAXES
Provision for income taxes consists primarily of U.S. and foreign income taxes. We had a benefit from income taxes during fiscal 2024 primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and U.K. deferred tax assets. We continue to maintain a valuation allowance for California and certain deferred tax assets.

	Year Ended July 31,				Year Ended July 31,
	2025	2024	Change		2024	2023	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for (benefit from) income taxes	$461.8	$(1,589.3)	$2,051.1	*	$(1,589.3)	$126.6	$(1,715.9)	*
Effective tax rate	28.9%	(160.8)%			(160.8)%	22.4%
*    Not meaningful
Our provision for income taxes in fiscal 2025 was $461.8 million, a net change of $2.1 billion compared to a benefit from income taxes of $1.6 billion in fiscal 2024, primarily due to the release of our valuation allowance in fiscal 2024. This is also the primary driver of the change in our effective tax rate for fiscal 2025 compared to fiscal 2024.
During the year ended July 31, 2025, we recorded a deferred tax provision of $218.5 million arising from the remeasurement of our basis differences associated with the U.S. tax effects of foreign deferred tax assets. Our remeasurement is a result of the One Big Beautiful Bill Act ("OBBB") enacted on July 4, 2025 which provides for significant tax law changes and modifications including changes to the U.S. effective tax rates on certain foreign earnings. Refer to Note 16. Income Taxes in Part II, Item 8 of this Annual Report on Form 10-K for more information on OBBB.

Liquidity and Capital Resources

	July 31,
	2025	2024

	(in millions)
Working capital (deficit)(1)	$(465.2)	$(833.0)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,268.6	$1,535.2
Investments	6,190.2	5,216.8
Total cash, cash equivalents, and investments	$8,458.8	$6,752.0
(1)Current liabilities included net carrying amounts of convertible senior notes of $1.0 billion as of July 31, 2024. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.
As of July 31, 2025, our total cash, cash equivalents, and investments of $8.5 billion were held for general corporate purposes. As of July 31, 2025, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
DEBT
In June 2020, we issued the 2025 Notes with an aggregate principal amount of $2.0 billion. The 2025 Notes were converted prior to or settled on the maturity date of June 1, 2025. During fiscal 2025, we repaid in cash $965.6 million in aggregate principal amount of the 2025 Notes and issued 14.0 million shares of common stock to the holders for the conversion value in excess of the principal amount of the 2025 Notes converted, which were fully offset by shares we received from our exercise of the associated note hedges.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400.0 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350.0 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals. As of July 31, 2025, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of July 31, 2025, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2025, and may be suspended or discontinued at any time without prior notice. Refer to Note 14. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K for more information on this repurchase program.
CONTRACTUAL OBLIGATIONS AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of July 31, 2025, we have total operating lease obligations of $417.4 million recorded on our consolidated balance sheet.
As of July 31, 2025, our commitments to purchase products, components, cloud hosting and other services totaled $7.1 billion. Refer to Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information on these commitments.
Our acquisition of certain IBM QRadar assets on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of July 31, 2025, we have total contingent consideration obligation of $513.6 million recorded on our consolidated balance sheet. Refer to Note 3. Fair Value Measurements and Note 8. Acquisitions in Part II, Item 8 of this Annual Report on Form 10-K for more information on our contingent consideration obligation.

On July 30, 2025, we entered into a definitive agreement to acquire CyberArk. The acquisition is expected to close during the second half of our fiscal 2026, subject to the satisfaction of customary closing conditions. Under the terms of the definitive agreement, CyberArk shareholders will receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. This represents an equity value for CyberArk of approximately $25 billion based on the unaffected 10-day average daily volume-weighted average trading prices of our common stock as of July 25, 2025. We expect to fund the cash portion of the consideration with our cash on hand. Refer to Part I, Item 1A “Risk Factors” in this Form 10-K and Note 8. Acquisitions in Part II, Item 8 of this Annual Report on Form 10-K for more information on the acquisition.
CASH FLOWS
The following table summarizes our cash flows for the years ended July 31, 2025, 2024, and 2023:

	Year Ended July 31,
	2025	2024	2023

	(in millions)
Net cash provided by operating activities	$3,716.0	$3,257.6	$2,777.5
Net cash used in investing activities	(2,204.7)	(1,509.9)	(2,033.8)
Net cash used in financing activities	(778.9)	(1,343.1)	(1,726.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$732.4	$404.6	$(982.6)
Cash from operations could be affected by various risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in this Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and subscription and support offerings, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the investments in our infrastructure to support the adoption of our cloud-based subscription offerings, the continuing market acceptance of our products and subscription and support offerings and macroeconomic events. In addition, from time to time, we may incur additional tax liability in connection with certain corporate structuring decisions.
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
Cash provided by operating activities during fiscal 2025 was $3.7 billion, an increase of $458.4 million compared to fiscal 2024. The increase was primarily due to growth of our business as reflected by increases in collections during fiscal 2025, partially offset by higher cash expenditure to support our business growth.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during fiscal 2025 was $2.2 billion, an increase of $694.8 million compared to fiscal 2024. The increase was primarily due to an increase in net cash payments for business acquisitions and higher purchases of investments during fiscal 2025.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, and payments for tax withholding obligations of certain employees related to the net share settlement of equity awards.
Cash used in financing activities during fiscal 2025 was $778.9 million, a decrease of $564.2 million compared to fiscal 2024. The decrease was primarily due to a decrease in cash used to repurchase our common stock which did not recur during fiscal 2025.

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
REVENUE RECOGNITION
The majority of our contracts with our customers include various combinations of our products and subscriptions and support. Our hardware products and software licenses are distinct from our subscriptions and support services as the customer can benefit from the product without these services and such services are separately identifiable within the contract. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.
When estimating standalone selling price, we first consider the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate it based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (channel partner or end-customer), the geographies in which our offerings were sold (domestic or international), and offering type (products, subscriptions, or support). As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.
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
We recognize liabilities for uncertain tax positions based on a two-step process which includes evaluating if a tax position is more likely than not to be sustained on audit and then measuring the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met and in determining the expected benefit when developing the provision for income taxes. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in these or other factors could result in material increases or decreases in our provision for (benefit from) income taxes in the period in which we make the change.
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

From time to time, we are involved in disputes, litigation, and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. Refer to the “Litigation” subheading in Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our litigation.
BUSINESS COMBINATIONS
We make significant estimates, assumptions, and judgments when valuing assets acquired and liabilities assumed, especially with respect to purchased intangible assets, in connection with the initial purchase price allocation of an acquired business. Critical estimates in valuing certain purchased intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets, and the profit margin a market participant would receive on such recreated assets. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.
One of our business combinations has included post-closing payments contingent upon the occurrence of future events and/or certain conditions being met. Critical estimates used in valuing our contingent consideration obligation include, but are not limited to, estimated future cash payments related to customers entering into qualified new transactions and risk-adjusted discount rates used to present value the expected cash flows. These estimates and assumptions are updated to revalue our contingent consideration liability at the end of each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
Recent Accounting Pronouncements
Refer to “Recently Adopted Accounting Pronouncement” and “Recently Issued Accounting Pronouncements” in Note 1. Description of Business and Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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
A hypothetical 10% change in foreign exchange rates on monetary assets and liabilities would not be material to our financial condition or results of operations after taking into consideration the effect of foreign currency forward contracts in place as of July 31, 2025. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations. Refer to Note 6. Derivative Instruments in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $132.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $134.7 million increase in the fair market value of the portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Palo Alto Networks, Inc. (the Company) as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 29, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
To test the identification and determination of the distinct performance obligations and the timing of revenue recognition, our audit procedures included, among others, reading the executed contract and other contractual documents to understand the contract, identifying the performance obligation(s), determining the distinct performance obligations, and evaluating the timing of revenue recognition for a sample of individual sales transactions. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations and the timing of revenue recognition.

VALUATION OF CONTINGENT CONSIDERATION LIABILITY IN CONNECTION WITH THE ACQUISITION OF IBM QRADAR ASSETS

Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company completed the acquisition of certain IBM QRadar assets on August 31, 2024, for which the purchase consideration included contingent consideration. The Company has determined the fair value of contingent consideration liability to be $513.6 million as of July 31, 2025, using a discounted cash flow valuation technique including an estimate of future cash payments related to customers entering into qualified new transactions with the Company as well as a risk-adjusted discount rate used to present value the expected cash flows.
Auditing the Company’s accounting for contingent consideration liability was complex due to estimation uncertainty in the Company’s determination of the fair value due to the significant assumption about customer transactions that will qualify for cash payments under the arrangement. The significant assumption is forward-looking, dependent upon customer behavior, and could be affected by various factors including future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process and controls to estimate fair value of the contingent consideration liability. We also tested controls regarding management’s review of assumptions used in the valuation model.
To test the estimated fair value of this contingent consideration liability, our audit procedures included, among others, assessing the valuation methodology with the assistance of a valuation specialist, and testing the significant assumption about customer transactions that will qualify for cash payments under the arrangement and the completeness and accuracy of the underlying data used by the Company. We also performed a sensitivity analysis to evaluate the changes in the fair value of this contingent consideration liability that would result from changes in the significant assumption. We also considered whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Mateo, California
August 29, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Palo Alto Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Palo Alto Networks, Inc.’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palo Alto Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and our report dated August 29, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
August 29, 2025

PALO ALTO NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS (In millions, except per share data)
	July 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,268.6	$1,535.2
Short-term investments	634.6	1,043.6
Accounts receivable, net of allowance for credit losses of $9.7 and $7.5 as of July 31, 2025 and July 31, 2024, respectively	2,965.0	2,618.6
Short-term financing receivables, net	714.6	725.9
Short-term deferred contract costs	419.5	369.0
Prepaid expenses and other current assets	520.5	557.4
Total current assets	7,522.8	6,849.7
Property and equipment, net	387.3	361.1
Operating lease right-of-use assets	347.0	385.9
Long-term investments	5,555.6	4,173.2
Long-term financing receivables, net	1,002.3	1,182.1
Long-term deferred contract costs	585.9	562.0
Goodwill	4,566.6	3,350.1
Intangible assets, net	762.7	374.9
Deferred tax assets	2,424.2	2,399.0
Other assets	421.8	352.9
Total assets	$23,576.2	$19,990.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$232.2	$116.3
Accrued compensation	607.6	554.7
Accrued and other liabilities	846.0	506.7
Deferred revenue	6,302.2	5,541.1
Convertible senior notes, net	—	963.9
Total current liabilities	7,988.0	7,682.7
Long-term deferred revenue	6,449.7	5,939.4
Deferred tax liabilities	89.1	387.7
Long-term operating lease liabilities	338.2	380.5
Other long-term liabilities	886.8	430.9
Total liabilities	15,751.8	14,821.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100.0 shares authorized; none issued and outstanding as of July 31, 2025 and July 31, 2024	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000.0 shares authorized; 667.9 and 650.2 shares issued and outstanding as of July 31, 2025 and July 31, 2024, respectively	5,291.9	3,821.1
Accumulated other comprehensive income (loss)	48.4	(1.6)
Retained earnings	2,484.1	1,350.2
Total stockholders’ equity	7,824.4	5,169.7
Total liabilities and stockholders’ equity	$23,576.2	$19,990.9

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share data)
	Year Ended July 31,
	2025	2024	2023
Revenue:
Product	$1,801.9	$1,603.3	$1,578.4
Subscription and support	7,419.6	6,424.2	5,314.3
Total revenue	9,221.5	8,027.5	6,892.7
Cost of revenue:
Product	413.2	348.2	418.3
Subscription and support	2,038.4	1,711.0	1,491.4
Total cost of revenue	2,451.6	2,059.2	1,909.7
Total gross profit	6,769.9	5,968.3	4,983.0
Operating expenses:
Research and development	1,984.1	1,809.4	1,604.0
Sales and marketing	3,100.2	2,794.5	2,544.0
General and administrative	442.7	680.5	447.7
Total operating expenses	5,527.0	5,284.4	4,595.7
Operating income	1,242.9	683.9	387.3
Interest expense	(3.0)	(8.3)	(27.2)
Other income, net	355.8	312.7	206.2
Income before income taxes	1,595.7	988.3	566.3
Provision for (benefit from) income taxes	461.8	(1,589.3)	126.6
Net income	$1,133.9	$2,577.6	$439.7
Net income per share, basic	$1.71	$4.04	$0.73
Net income per share, diluted	$1.60	$3.64	$0.64
Weighted-average shares used to compute net income per share, basic	662.5	638.5	606.4
Weighted-average shares used to compute net income per share, diluted	709.3	707.9	684.5

See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)
	Year Ended July 31,
	2025	2024	2023
Net income	$1,133.9	$2,577.6	$439.7
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	18.5	48.2	(13.0)
Cash flow hedges:
Change in unrealized gains (losses)	29.6	(18.9)	(0.2)
Net realized (gains) losses reclassified into earnings	1.9	12.3	25.6
Net change on cash flow hedges	31.5	(6.6)	25.4
Other comprehensive income	50.0	41.6	12.4
Comprehensive income	$1,183.9	$2,619.2	$452.1
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions)
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	597.7	$1,932.7	$(55.6)	$(1,667.1)	$210.0
Net Income	—	—	—	439.7	439.7
Other comprehensive income	—	—	12.4	—	12.4
Issuance of common stock in connection with employee equity incentive plans	22.6	259.7	—	—	259.7
Taxes paid related to net share settlement of equity awards	—	(20.4)	—	—	(20.4)
Share-based compensation for equity-based awards	—	1,097.0	—	—	1,097.0
Repurchase and retirement of common stock	(3.6)	(250.0)	—	—	(250.0)
Settlement of convertible notes	22.9	—	—	—	—
Settlement of note hedges	(22.9)	—	—	—	—
Balance as of July 31, 2023	616.7	3,019.0	(43.2)	(1,227.4)	1,748.4
Net income	—	—	—	2,577.6	2,577.6
Other comprehensive income	—	—	41.6	—	41.6
Issuance of common stock in connection with employee equity incentive plans	19.5	282.7	—	—	282.7
Taxes paid related to net share settlement of equity awards	—	(26.6)	—	—	(26.6)
Share-based compensation for equity-based awards	—	1,115.3	—	—	1,115.3
Repurchase and retirement of common stock	(4.0)	(566.7)	—	—	(566.7)
Settlement of convertible notes	14.0	(2.6)	—	—	(2.6)
Settlement of note hedges	(14.0)	—	—	—	—
Settlement of warrants	18.0	—	—	—	—
Balance as of July 31, 2024	650.2	3,821.1	(1.6)	1,350.2	5,169.7
Net income	—	—	—	1,133.9	1,133.9
Other comprehensive income	—	—	50.0	—	50.0
Issuance of common stock in connection with employee equity incentive plans	17.7	369.3	—	—	369.3
Taxes paid related to net share settlement of equity awards	—	(183.8)	—	—	(183.8)
Share-based compensation for equity-based awards	—	1,285.3	—	—	1,285.3
Settlement of convertible notes	14.0	—	—	—	—
Settlement of note hedges	(14.0)	—	—	—	—
Balance as of July 31, 2025	667.9	$5,291.9	$48.4	$2,484.1	$7,824.4
See notes to consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Year Ended July 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,133.9	$2,577.6	$439.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	1,295.1	1,075.4	1,074.5
Deferred income taxes	(349.9)	(2,033.7)	12.5
Depreciation and amortization	343.4	283.3	282.2
Amortization of deferred contract costs	480.6	446.0	413.4
Amortization of debt issuance costs	1.1	3.5	6.7
Change in fair value of contingent consideration liability	(135.3)	—	—
Reduction of operating lease right-of-use assets	65.4	55.3	49.9
Amortization of investment premiums, net of accretion of purchase discounts	(41.1)	(60.1)	(52.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(345.3)	(154.3)	(320.3)
Financing receivables, net	191.1	(865.9)	(738.7)
Deferred contract costs	(555.0)	(489.3)	(431.9)
Prepaid expenses and other assets	88.3	(134.1)	(270.6)
Accounts payable	106.8	(15.0)	1.0
Accrued compensation	51.3	3.8	84.4
Accrued and other liabilities	147.5	384.5	(74.8)
Deferred revenue	1,238.1	2,180.6	2,301.7
Net cash provided by operating activities	3,716.0	3,257.6	2,777.5
Cash flows from investing activities
Purchases of investments	(3,695.9)	(3,551.3)	(5,460.4)
Proceeds from sales of investments	1,196.9	956.2	965.9
Proceeds from maturities of investments	1,594.9	1,852.6	2,811.5
Business acquisitions, net of cash and restricted cash acquired	(1,054.4)	(610.6)	(204.5)
Purchases of property, equipment, and other assets	(246.2)	(156.8)	(146.3)
Net cash used in investing activities	(2,204.7)	(1,509.9)	(2,033.8)
Cash flows from financing activities
Repayments of convertible senior notes	(965.6)	(1,033.7)	(1,692.0)
Repurchases of common stock	—	(566.7)	(272.7)
Proceeds from sales of shares through employee equity incentive plans	370.5	283.9	258.8
Payments for taxes related to net share settlement of equity awards	(183.8)	(26.6)	(20.4)
Net cash used in financing activities	(778.9)	(1,343.1)	(1,726.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	732.4	404.6	(982.6)
Cash, cash equivalents, and restricted cash—beginning of period	1,546.8	1,142.2	2,124.8
Cash, cash equivalents, and restricted cash—end of period	$2,279.2	$1,546.8	$1,142.2

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,268.6	$1,535.2	$1,135.3
Restricted cash included in prepaid expenses and other current assets	10.6	11.6	6.9
Total cash, cash equivalents, and restricted cash	$2,279.2	$1,546.8	$1,142.2

Non-cash investing and financing activities
Equity consideration for business acquisitions	$(27.1)	$(27.4)	$(0.3)
Contingent consideration for a business acquisition	$(648.9)	$—	$—
Supplemental disclosures of cash flow information
Cash paid for income taxes	$505.5	$342.3	$147.1
Cash paid for contractual interest	$1.7	$5.6	$20.2
See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. Our cybersecurity platforms and services help enterprises, organizations, service providers, and government entities to secure their users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence and automation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis. Management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of our contingent consideration liability, the assessment of recoverability of our intangibles and goodwill, valuation allowance against deferred tax assets, valuation of inventory and manufacturing partner and supplier liabilities, deferred contract costs benefit period, and loss contingencies. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties.
Stock Split
On December 12, 2024, we effected a two-for-one stock split of our outstanding shares of common stock through an amendment to our restated certificate of incorporation (“Stock Split”), which also effected a proportionate increase in the number of authorized shares of our common stock from 1.0 billion to 2.0 billion. The par value per share of our common stock remains unchanged at $0.0001 per share after the Stock Split. All references made to share or per share amounts related to our common stock have been retroactively adjusted on the accompanying consolidated financial statements and applicable disclosures to reflect the effects of the Stock Split.
Concentrations of Risks
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative contracts, accounts receivable and financing receivables.
We invest only in high-quality credit instruments and our cash and cash equivalents and available-for-sale investments consist primarily of fixed income securities held at large, diverse financial institutions to reduce the credit risk exposure to any single financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Our derivative contracts expose us to credit risk to the extent that the counterparties are unable to meet the terms of the arrangement. We mitigate credit risk by transacting with multiple major financial institutions with high credit ratings and also enter into master netting arrangements, which permit net settlement of transactions with the same counterparty. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes.
Our accounts receivable are primarily derived from our distributors in various geographical locations. Our financing receivables are with qualified end-customers and channel partners. We perform ongoing credit evaluations and generally do not require collateral on accounts receivable or financing receivables.

As of July 31, 2025, three distributors individually represented 10% or more of our gross accounts receivable, and in the aggregate represented 44.8% of our gross accounts receivable. As of July 31, 2025, no end-customers or channel partners represented 10% or more of our gross financing receivables.
For fiscal 2025, three distributors represented 10% or more of our total revenue, representing 18.8%, 14.4%, and 11.0% respectively. No single end-customer accounted for more than 10% of our total revenue in fiscal 2025, 2024, or 2023.
We rely on an electronics manufacturing services provider (“EMS provider”) to assemble most of our products and sole source component suppliers for certain components.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Our other comprehensive income includes unrealized gains and losses on available-for-sale investments and unrealized gains and losses on cash flow hedges, net of tax effects.
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
Our financial assets and liabilities that are measured at fair value on a recurring basis include marketable securities, derivative financial instruments, and contingent consideration liability. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated. Certain certificates of deposit, time deposits, and overnight sweep accounts recorded in cash and cash equivalents and short-term investments are stated at their carrying amounts, which approximate fair value due to their short maturities. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.
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

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on our assessment of collectability. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and, where appropriate, reasonable and supportable forecasts of future economic conditions. Accounts receivable deemed uncollectible are charged against the allowance for credit losses. For the years ended July 31, 2025, 2024 and 2023, the allowance for credit losses activity was not significant.
Financing Receivables
We provide financing arrangements for certain qualified end-customers and channel partners to purchase our products and services. Payment terms on these financing arrangements are generally two to five years. Financing receivables are recorded at amortized cost, which approximates fair value. As part of our financing credit risk management policy, we may sell financing receivables with an internal risk rating of 5 or greater on a non-recourse basis to third-party financial institutions when the outstanding balance of our financing receivables exceeds preestablished thresholds. The financing receivables are derecognized upon sale as these transactions qualify as true sales. We classify the proceeds from these sales as cash flows from operating activities on our consolidated statements of cash flows.
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
Derivatives
We are exposed to foreign currency exchange risk, which we manage through the use of derivative financial instruments. Our derivative financial instruments are recorded at fair value, on a gross basis, as either assets or liabilities on our consolidated balance sheets.
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenditures are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts with maturities of 24 months or less, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with our revenue and operating expenditures. Gains and losses related to the effective portion of our cash flow hedges are recorded as a component of AOCI on our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction on our consolidated statements of operations when the underlying hedged transaction is recognized in earnings. In the event the underlying hedged transaction does not occur, or it becomes probable that it will not occur within the defined hedge period, the gains or losses on the related cash flow hedges are recognized in other income, net on our consolidated statements of operations. Cash flows from foreign currency derivative contracts designated as cash flow hedges are classified on our consolidated statements of cash flows in the same manner as the underlying hedged transaction, primarily within cash flows from operating activities.
We also enter into foreign currency derivative contracts to hedge a portion of our outstanding monetary assets and liabilities denominated in foreign currencies. These derivatives are not designated as hedging instruments for accounting purposes, and the related gains and losses are recorded in other income, net on our consolidated statements of operations.
Inventory and Manufacturing Partner and Supplier Liabilities
Inventory consists primarily of raw materials and service-related spares, and is stated at the lower of average cost and net realizable value. Inventory is included in prepaid expenses and other current assets on our consolidated balance sheets. Inventory that is obsolete or in excess of forecasted demand is written down to its estimated realizable value. Once inventory has been written down, a new, lower-cost basis for that inventory is established.
We outsource most of our manufacturing, repair, and supply chain management operations to our EMS provider and payments to it are a significant portion of our cost of product revenue. Although we are contractually obligated to purchase manufactured products and components, we generally do not own the components and manufactured products. Product title transfers from our EMS provider to us and immediately to our customers upon shipment. We record a liability for manufacturing purchase commitments in excess of our forecasted demand.
We use consistent demand forecasts for our valuation of excess and obsolete inventory and manufacturing partner and supplier liabilities. These forecasts are based upon historical trends and analysis, adjusted for overall market conditions. Inventory write-downs and excess manufacturing purchase commitment charges are included in cost of product revenue on our consolidated statements of operations.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. The estimated useful lives of our depreciable assets are as follows:

Asset category	Useful life
Computers, equipment, and software	3 years - 5 years
Demonstration units	4 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 10 years or remaining lease term
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
Contingent consideration obligation incurred in connection with a business combination is recorded at fair value on the acquisition date and remeasured at each subsequent reporting period until the related contingencies have been resolved, with the change in fair value recognized in general and administrative expense on our consolidated statements of operations. Payments not made soon after the acquisition date to settle a contingent consideration liability are classified as cash flows from financing activities up to the amount of the contingent consideration liability recognized at the acquisition date.
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
We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and other long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of an asset or asset group by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset or asset group, we record an impairment loss for the amount by which the carrying amount exceeds the fair value of the asset or asset group.
We did not recognize any impairment losses on our goodwill, intangible assets, or other long-lived assets during the years ended July 31, 2025, 2024, and 2023.
Convertible Senior Notes
Our convertible senior notes were fully settled upon maturity as of July 31, 2025. Prior to settlement, our convertible senior notes were accounted for as a liability and measured at their amortized cost. Transaction costs related to the issuance of the notes were netted with the liability and were amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes.
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
Product Revenue
Product revenue is derived from sales of our hardware products and software licenses. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license.
Subscription and Support Revenue
Subscription and support revenue is derived primarily from sales of our subscription and support offerings. We recognize subscription and support revenue over time as the services are performed. Our contractual subscription and support contracts are typically one to five years.
Contracts with Multiple Performance Obligations
The majority of our contracts with our customers include various combinations of our products and subscriptions and support. Our hardware products and software licenses are distinct from our subscriptions and support services as the customer can benefit from the product without these services and such services are separately identifiable within the contract. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.
When estimating standalone selling price, we first consider the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate it based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (channel partner or end-customer), the geographies in which our offerings were sold (domestic or international), and offering type (products, subscriptions, or support).
Deferred Revenue
We record deferred revenue when customers are invoiced or cash payments are received in advance of our performance. Our payment terms typically require payment within 30 to 45 days of the date we issue an invoice. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
Deferred Contract Costs
We defer contract costs that are recoverable and incremental to obtaining customer sales contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Certain sales commissions for initial contracts are not commensurate with the commissions for renewal contracts, given the substantive difference in commission rates in proportion to their respective contract values. Sales commissions for initial contracts that are not commensurate are amortized over a benefit period of five years. The benefit period is determined by taking into consideration contract length, expected renewals, technology life, and other quantitative and qualitative factors. Sales commissions for initial contracts that are commensurate and sales commissions for renewal contracts are amortized over the related contractual period.
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. The amortization of deferred contract costs is included in sales and marketing expense on our consolidated statements of operations. Deferred contract costs are periodically reviewed for impairment. We did not recognize any impairment losses on our deferred contract costs during the years ended July 31, 2025, 2024, or 2023.

Software Development Costs
Internally developed software includes security software developed to deliver our cloud-based subscription offerings to our end-customers. We capitalize internal compensation-related costs and external direct costs incurred during the application development stage and amortize these costs over a useful life of three years. As of July 31, 2025 and 2024, we capitalized as other assets on our consolidated balance sheets $167.3 million and $129.2 million in costs, respectively, net of accumulated amortization, for security software developed to deliver our cloud-based subscription offerings. We recognized amortization expense of $82.7 million, $77.2 million, and $79.5 million related to these capitalized costs as cost of subscription and support revenue on our consolidated statements of operations during the years ended July 31, 2025, 2024, and 2023, respectively.
The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense on our consolidated statements of operations.
Share-Based Compensation
Compensation expense related to share-based transactions is measured at fair value on the grant date. We recognize share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period. We recognize share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting tranche of the award. We recognize share-based compensation expense for awards with performance conditions when it is probable that the performance condition will be achieved. We account for forfeitures of all share-based payment awards when they occur.
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
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rates implicit in our leases are not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease right-of-use assets also include adjustments related to lease incentives, prepaid or accrued rent and initial direct lease costs. Operating lease right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Our lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining our operating lease right-of-use assets and lease liabilities. Operating lease costs are recognized on a straight-line basis over the lease term.
We account for lease and non-lease components as a single lease component and do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in operating lease right-of-use assets and liabilities. Our variable lease payments primarily consist of real estate taxes, common area maintenance charges, and insurance costs.
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
We recognize liabilities for uncertain tax positions based on a two-step process which includes evaluating if a tax position is more likely than not to be sustained on audit and then measuring the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement.

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
Recently Adopted Accounting Pronouncement
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted the standard in our fourth quarter of fiscal 2025. Refer to Note 19. Segment Information for more details.
Recently Issued Accounting Pronouncements
Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance that requires consistent categories and greater disaggregation of information in the effective tax rate reconciliation and additional disclosures of income taxes paid by jurisdiction. The standard is effective for our fiscal 2026 and could be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Expense Disaggregation Disclosures
In November 2024, the FASB issued authoritative guidance that expands annual and interim disclosure of specified information about certain costs and expenses in the notes to financial statements. The standard is effective for our annual period in fiscal 2028 and interim period in our first quarter of fiscal 2029, and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued authoritative guidance that provides a practical expedient for estimating expected credit losses on accounts receivable and contract assets. The standard is effective for us in our first quarter of fiscal 2027 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Year Ended July 31,
	2025	2024	2023
Revenue:
Americas
United States	$5,786.2	$5,134.0	$4,424.2
Other Americas	418.9	348.9	295.7
Total Americas	6,205.1	5,482.9	4,719.9
Europe, the Middle East, and Africa (“EMEA”)	1,917.4	1,602.0	1,359.6
Asia Pacific and Japan (“APAC”)	1,099.0	942.6	813.2
Total revenue	$9,221.5	$8,027.5	$6,892.7

The following table presents revenue for groups of similar products and services (in millions):

	Year Ended July 31,
	2025	2024	2023
Revenue:
Product	$1,801.9	$1,603.3	$1,578.4
Subscription and support
Subscription	4,974.4	4,188.5	3,335.4
Support	2,445.2	2,235.7	1,978.9
Total subscription and support	7,419.6	6,424.2	5,314.3
Total revenue	$9,221.5	$8,027.5	$6,892.7
Deferred Revenue
During the years ended July 31, 2025 and 2024, we recognized approximately $5.5 billion and $4.6 billion of revenue pertaining to amounts that were deferred as of July 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations were $15.8 billion as of July 31, 2025, of which we expect to recognize as revenue approximately $7.0 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and 2024 (in millions):

	July 31, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,206.1	$—	$—	$1,206.1	$494.0	$—	$—	$494.0
Commercial paper	—	168.5	—	168.5	—	299.6	—	299.6
Corporate debt securities	—	—	—	—	—	18.2	—	18.2
U.S. government and agency securities	—	—	—	—	—	149.6	—	149.6
Total cash equivalents	1,206.1	168.5	—	1,374.6	494.0	467.4	—	961.4
Short-term investments:
Certificates of deposit	—	—	—	—	—	20.6	—	20.6
Commercial paper	—	14.8	—	14.8	—	79.9	—	79.9
Corporate debt securities	—	584.0	—	584.0	—	935.9	—	935.9
U.S. government and agency securities	—	5.9	—	5.9	—	2.7	—	2.7
Non-U.S. government and agency securities	—	3.1	—	3.1	—	4.2	—	4.2
Asset-backed securities	—	22.2	—	22.2	—	0.3	—	0.3
Total short-term investments	—	630.0	—	630.0	—	1,043.6	—	1,043.6
Long-term investments:
Corporate debt securities	—	4,049.8	—	4,049.8	—	3,151.3	—	3,151.3
U.S. government and agency securities	—	164.5	—	164.5	—	19.0	—	19.0
Non-U.S. government and agency securities	—	26.2	—	26.2	—	54.4	—	54.4
Asset-backed securities	—	1,315.1	—	1,315.1	—	948.5	—	948.5
Total long-term investments	—	5,555.6	—	5,555.6	—	4,173.2	—	4,173.2

	July 31, 2025				July 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	57.9	—	57.9	—	4.1	—	4.1
Total prepaid expenses and other current assets	—	57.9	—	57.9	—	4.1	—	4.1
Other assets:
Foreign currency forward contracts	—	3.4	—	3.4	—	0.1	—	0.1
Total other assets	—	3.4	—	3.4	—	0.1	—	0.1
Total assets measured at fair value	$1,206.1	$6,415.4	$—	$7,621.5	$494.0	$5,688.4	$—	$6,182.4
Accrued and other liabilities:
Foreign currency forward contracts	$—	$3.6	$—	$3.6	$—	$15.3	$—	$15.3
Contingent consideration	—	—	276.0	276.0	—	—	—	—
Total accrued and other liabilities	—	3.6	276.0	279.6	—	15.3	—	15.3
Other long-term liabilities:
Foreign currency forward contracts	—	0.1	—	0.1	—	0.9	—	0.9
Contingent consideration	—	—	237.6	237.6	—	—	—	—
Total other long-term liabilities	—	0.1	237.6	237.7	—	0.9	—	0.9
Total liabilities measured at fair value	$—	$3.7	$513.6	$517.3	$—	$16.2	$—	$16.2

The fair value of our contingent consideration liability is estimated using a discounted cash flow valuation technique. We consider the fair value of our contingent consideration liability to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value. The significant unobservable inputs include an estimate of future cash payments related to customers entering into qualified new transactions as well as a risk-adjusted discount rate used to present value the expected cash flows. A significant change in any of these assumptions could have a material impact to the fair value of our contingent consideration liability.
In June 2025, we amended the terms of our contingent consideration arrangement with International Business Machines Corporation (“IBM”). During the three months ended July 31, 2025, we reduced our estimate of future cash payments based on the amended terms and our quarterly assessment of assumptions, including the magnitude and likelihood of customers entering into qualified new transactions, the competitive industry environment, and current market conditions.
The following table presents a reconciliation of our contingent consideration liability (in millions):

Year Ended July 31, 2025
Contingent consideration liability at the beginning of the period	$—
Initial valuation on the acquisition date	648.9
Change in fair value	(135.3)
Contingent consideration liability at the end of the period	$513.6

The total estimated fair value of our financing receivables approximates their carrying amounts as of July 31, 2025 and 2024. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
Refer to Note 11. Debt, for the carrying amount and estimated fair value of our convertible senior notes as of July 31, 2024.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities (in millions):

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$168.5	$—	$—	$168.5
Total available-for-sale cash equivalents	$168.5	$—	$—	$168.5

Investments:
Commercial paper	$14.8	$—	$—	$14.8
Corporate debt securities	4,587.9	47.0	(1.1)	4,633.8
U.S. government and agency securities	170.5	—	(0.1)	170.4
Non-U.S. government and agency securities	28.8	0.5	—	29.3
Asset-backed securities	1,328.3	9.3	(0.3)	1,337.3
Total available-for-sale investments	$6,130.3	$56.8	$(1.5)	$6,185.6

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$299.6	$—	$—	$299.6
Corporate debt securities	18.2	—	—	18.2
U.S. government and agency securities	149.6	—	—	149.6
Total available-for-sale cash equivalents	$467.4	$—	$—	$467.4

Investments:
Certificates of deposit	$20.6	$—	$—	$20.6
Commercial paper	79.9	0.1	(0.1)	79.9
Corporate debt securities	4,065.5	28.3	(6.6)	4,087.2
U.S. government and agency securities	21.9	—	(0.2)	21.7
Non-U.S. government and agency securities	57.9	0.7	—	58.6
Asset-backed securities	943.1	6.3	(0.6)	948.8
Total available-for-sale investments	$5,188.9	$35.4	$(7.5)	$5,216.8
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended July 31, 2025 and 2024.

The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of July 31, 2025, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$797.3	$798.5
Due between one and three years	1,896.9	1,912.9
Due between three and five years	3,128.2	3,161.5
Due between five and ten years	293.2	295.5
Due after ten years	183.2	185.7
Total	$6,298.8	$6,354.1
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our consolidated balance sheets. As of July 31, 2025 and 2024, the carrying values of our marketable equity securities were $1.2 billion and $494.0 million, respectively. There were no unrealized gains or losses recognized for these securities during the years ended July 31, 2025, 2024, and 2023.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables (in millions):

	July 31,
	2025	2024
Short-term financing receivables, gross	$806.1	$830.2
Unearned income	(85.8)	(95.7)
Allowance for credit losses	(5.7)	(8.6)
Short-term financing receivables, net	$714.6	$725.9
Long-term financing receivables, gross	$1,079.4	$1,286.4
Unearned income	(69.1)	(94.6)
Allowance for credit losses	(8.0)	(9.7)
Long-term financing receivables, net	$1,002.3	$1,182.1
The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	July 31, 2025						July 31, 2024
	Fiscal Years Ended July 31,						Fiscal Years Ended July 31,
	2025	2024	2023	2022	2021	Total	2024	2023	2022	2021	Total
1 to 4	$260.9	$732.1	$242.4	$9.2	$17.8	$1,262.4	$885.9	$477.3	$14.7	$44.4	$1,422.3
5 to 6	174.3	226.1	49.8	—	—	450.2	272.2	172.0	21.1	1.1	466.4
7 to 10	0.1	3.9	14.0	—	—	18.0	3.2	25.0	0.3	9.1	37.6
Amortized cost basis of financing receivables	$435.3	$962.1	$306.2	$9.2	$17.8	$1,730.6	$1,161.3	$674.3	$36.1	$54.6	$1,926.3
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
We sold $37.8 million of our financing receivables during the year ended July 31, 2025. The associated gains and losses were not material.
There was no significant activity in allowance for credit losses during the years ended July 31, 2025 and 2024. Past due amounts on financing receivables were not material as of July 31, 2025 and 2024.

6. Derivative Instruments
As of July 31, 2025 and 2024, the notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $964.3 million and $804.8 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our consolidated balance sheets as of July 31, 2025 and 2024.
As of July 31, 2025, unrealized gains and losses in AOCI related to our cash flow hedges were a $39.8 million net gain, of which $38.4 million in gains are expected to be recognized into earnings within the next 12 months. As of July 31, 2024, unrealized gains and losses in AOCI related to our cash flow hedges were a $10.6 million net loss.
As of July 31, 2025 and 2024, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $504.2 million and $375.6 million, respectively.
7. Inventory
As of July 31, 2025 and 2024, our inventory balance was $113.4 million and $115.9 million, respectively.
For the years ended July 31, 2025 and 2024, inventory write-downs and excess manufacturing purchase commitment charges were $71.2 million and $24.9 million, respectively. For the year ended July 31, 2023, inventory write-downs and excess manufacturing purchase commitment charges was not significant.
8. Acquisitions
Fiscal 2025
IBM QRadar Assets
On August 31, 2024, we completed the acquisition of certain IBM QRadar assets, including certain intellectual property rights, customer relationships, and software as a service customer contracts. The total purchase consideration for the acquisition was $1.1 billion, which consisted of the following (in millions):

Amount
Cash	$500.0
Fair value of contingent consideration liability on the acquisition date	648.9
Return of purchase consideration	(6.3)
Total	$1,142.6
As part of the acquisition, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. We also expect to receive a return of purchase consideration of $6.3 million due to timing of transition of certain underlying customer contracts, of which $2.9 million was received during the year ended July 31, 2025. In addition, we have entered into a transition services arrangement with IBM, under which IBM will perform certain services supporting the acquired assets and customers for a period of time that ends in the fiscal quarter ending October 2026.
Payments related to the contingent consideration liability are expected to begin in the fiscal quarter ending October 2025 and continue through the fiscal quarter ending October 2028. The estimated range of undiscounted contingent consideration is between $0.4 billion and $0.6 billion. Refer to Note 3. Fair Value Measurements, for more information on the fair value of our contingent consideration liability.
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
Protect AI, Inc.
On July 22, 2025, we completed our acquisition of Protect AI, Inc. (“Protect AI”), a privately-held cyber security company focused on AI security. The total purchase consideration for the acquisition of Protect AI was $634.5 million, which consisted of the following (in millions):

Amount
Cash	$607.4
Fair value of replacement awards	27.1
Total	$634.5
As part of the acquisition, we issued $106.5 million of replacement awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$515.8
Identified intangible assets	70.0
Cash	50.5
Net liabilities assumed	(1.8)
Total	$634.5
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Protect AI technology into our platforms. The goodwill is not deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$70.0	5 years
CyberArk Software Ltd.
On July 30, 2025, we entered into a definitive agreement to acquire CyberArk Software Ltd., an identity security company (“CyberArk”). The acquisition is expected to close during the second half of our fiscal 2026, subject to the satisfaction of customary closing conditions, including the receipt of CyberArk shareholder approval, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other approvals under specified antitrust and foreign investment laws. Under the terms of the agreement, CyberArk shareholders will receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. This represents an equity value of approximately $25 billion for CyberArk based on the unaffected 10-day average daily volume-weighted average trading prices of our common stock as of July 25, 2025. We expect to fund the cash portion of the consideration with our cash on hand. The agreement also provides that we will assume certain unvested outstanding equity awards held by CyberArk employees.
We and CyberArk each have certain termination rights under the definitive acquisition agreement. A termination fee of $1.0 billion may be payable by us to CyberArk, or a fee of $750.0 million may be payable by CyberArk to us, upon termination of the definitive acquisition agreement under specified circumstances.

Fiscal 2024
Dig Security Solutions Ltd.
On December 5, 2023, we completed our acquisition of Dig Security Solutions Ltd. (“Dig”), a privately-held cyber security company providing a data security posture management solution for multi-cloud environments. The total purchase consideration for the acquisition of Dig was $255.4 million, which consisted of the following (in millions):

Amount
Cash	$247.6
Fair value of replacement awards	7.8
Total	$255.4
As part of the acquisition, we issued replacement equity awards, which included 0.4 million shares of our restricted common stock. The total fair value of the replacement equity awards was $72.0 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
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
Talon Cyber Security Ltd.
On December 28, 2023, we completed our acquisition of Talon Cyber Security Ltd. (“Talon”), a privately-held cyber security company providing a secure enterprise browser solution. The total purchase consideration for the acquisition of Talon was $458.6 million, which consisted of the following (in millions):

Amount
Cash	$439.0
Fair value of replacement awards	19.6
Total	$458.6
As part of the acquisition, we issued replacement equity awards, which included 0.6 million shares of our restricted common stock. The total fair value of the replacement equity awards was $109.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

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
As part of the acquisition, we issued replacement equity awards, which included 0.4 million shares of our restricted common stock. The total fair value of the replacement equity awards was $48.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
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
Additional information related to our Protect AI acquisition, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
9. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended July 31, 2025 (in millions):

Amount
Balance as of July 31, 2024	$3,350.1
Goodwill acquired	1,216.5
Balance as of July 31, 2025	$4,566.6
Purchased Intangible Assets
The following table presents details of our purchased intangible assets (in millions):

	July 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$535.3	$(274.3)	$261.0	$813.9	$(526.2)	$287.7
Customer relationships	609.0	(123.2)	485.8	172.7	(96.1)	76.6
Acquired intellectual property	24.4	(8.6)	15.8	18.2	(7.9)	10.3
Trade name and trademarks	—	—	—	9.4	(9.4)	—
Other	0.9	(0.8)	0.1	0.9	(0.6)	0.3
Total purchased intangible assets	$1,169.6	$(406.9)	$762.7	$1,015.1	$(640.2)	$374.9
We recognized amortization expense of $166.3 million, $120.9 million, and $104.9 million for the years ended July 31, 2025, 2024, and 2023, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of July 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Future amortization expense	$762.7	$155.9	$125.0	$104.2	$78.2	$61.7	$237.7

10. Property and Equipment
The following table presents details of our property and equipment, net (in millions):

	July 31,
	2025	2024
Computers, equipment, and software	$513.3	$466.0
Leasehold improvements	324.7	274.0
Land	87.2	87.2
Demonstration units	46.7	44.4
Furniture and fixtures	54.0	48.7
Total property and equipment, gross	1,025.9	920.3
Less: accumulated depreciation	(638.6)	(559.2)
Total property and equipment, net	$387.3	$361.1
We recognized depreciation expense of $94.4 million, $85.1 million, and $95.9 million related to property and equipment during the years ended July 31, 2025, 2024, and 2023, respectively.
11. Debt
Convertible Senior Notes
In July 2018, we issued $1.7 billion aggregate principal amount of 0.75% Convertible Senior Notes due 2023 (the “2023 Notes”) and in June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes,” and together with the 2023 Notes, the “Notes”). The 2023 Notes bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2019. The 2023 Notes were converted prior to or settled on the maturity date of July 1, 2023 in accordance with their terms. The 2025 Notes bear interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes were converted prior to or settled on the maturity date of June 1, 2025 in accordance with their terms.
The following table presents details of our Notes (number of shares in millions):

	Conversion Rate per $1,000 Principal	Initial Conversion Price	Convertible Date	Initial Number of Shares
2023 Notes	22.5270	$44.39	April 1, 2023	38.1
2025 Notes	20.1612	$49.60	March 1, 2025	40.3
Holders of the 2023 Notes were able to early convert their 2023 Notes in fiscal 2023 up to April 1, 2023 and conversion requests received on or after April 1, 2023 were settled upon maturity of the 2023 Notes. Holders of the 2025 Notes were able to early convert their 2025 Notes in fiscal 2023, fiscal 2024, and fiscal 2025 up to March 1, 2025 and conversion requests received on or after March 1, 2025 were settled upon maturity of the 2025 Notes. During the years ended July 31, 2025, 2024, and 2023, we repaid in cash $965.6 million, $1.0 billion, and $1.7 billion, respectively, in aggregate principal amount of the Notes. We also issued 14.0 million, 14.0 million, and 22.9 million shares of our common stock to the holders of the Notes during the years ended July 31, 2025, 2024, and 2023, respectively, for the conversion value in excess of the principal amount. These shares were fully offset by shares we received from the corresponding exercise of the associated note hedges.
The following table sets forth the net carrying amount of our 2025 Notes (in millions):

	July 31, 2025	July 31, 2024
Principal	$—	$965.6
Less: debt issuance costs, net of amortization	—	(1.7)
Net carrying amount	$—	$963.9
The total estimated fair value of the 2025 Notes was $3.2 billion as of July 31, 2024. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. We consider the fair value of the 2025 Notes at July 31, 2024 to be a Level 2 measurement. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates.

The following table sets forth interest expense recognized related to the Notes (dollars in millions):

	Year Ended July 31, 2025			Year Ended July 31, 2024			Year Ended July 31, 2023
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$—	$1.9	$1.9	$—	$4.8	$4.8	$11.6	$7.5	$19.1
Amortization of debt issuance costs	—	1.1	1.1	—	3.5	3.5	2.6	4.1	6.7
Total interest expense recognized	$—	$3.0	$3.0	$—	$8.3	$8.3	$14.2	$11.6	$25.8
Effective interest rate of the liability component	—%	0.6%		—%	0.6%		0.9%	0.6%
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
The following table presents details of our Note Hedges (in millions):

	Initial Number of Shares	Aggregate Purchase
2023 Note Hedges	38.1	$332.0
2025 Note Hedges	40.3	$370.8
The Note Hedges covered shares of our common stock at a strike price per share that corresponded to the initial applicable conversion price of the applicable series of the Notes and were exercisable upon conversion of the applicable series of the Notes. The Note Hedges expired upon maturity of the applicable series of the Notes. The Note Hedges are separate transactions and are not part of the terms of the applicable series of the Notes. Holders of the Notes of either series do not have any rights with respect to the Note Hedges. Any shares of our common stock receivable by us under the Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
As a result of the conversions of the Notes during the years ended July 31, 2025, 2024, and 2023, we exercised the corresponding portion of our Note Hedges and received 14.0 million, 14.0 million, and 22.9 million shares of our common stock during the respective periods.
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
The following table presents details of our Warrants (in millions, except per share data):

	Initial Number of Shares	Strike Price per Share	Aggregate Proceeds
2023 Warrants	38.1	$69.63	$145.4
2025 Warrants	40.3	$68.08	$202.8
The shares issuable under the Warrants are included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the applicable strike price for such series of Warrants. The Warrants are separate transactions and are not part of either series of Notes or Note Hedges and are not remeasured through earnings each reporting period. Holders of the Notes of either series do not have any rights with respect to the Warrants.
During the year ended July 31, 2024, we net settled all of the 2023 Warrants with 18.0 million shares of our common stock with a fair value of $2.4 billion. The number of net shares issued was determined based on the number of 2023 Warrants exercised multiplied by the difference between the strike price of the 2023 Warrants and their daily volume-weighted-average stock price.

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
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.000% to 0.375%, or an adjusted term Secured Overnight Financing Rate plus a spread of 1.000% to 1.375%, in each case with such spread being determined based on our leverage ratio. We are obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.090% to 0.150%, depending on our leverage ratio. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals.
As of July 31, 2025, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
12. Leases
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through the year ending July 31, 2036. Some of our leases contain rent holiday periods, scheduled rent increases, lease incentives, early termination rights, and/or renewal options.
During the years ended July 31, 2025, 2024, and 2023, our net cost for operating leases was $121.7 million, $104.7 million, and $91.3 million, respectively, primarily consisting of operating lease costs of $88.1 million, $75.6 million, and $64.2 million, respectively. Our net cost for operating leases also included variable lease costs, short-term lease costs, and sublease income in the periods presented.
The following tables present additional information for our operating leases (in millions, except for years and percentages):

	Year Ended July 31,
	2025	2024	2023
Operating cash flows used in payments of operating lease liabilities	$91.2	$87.4	$82.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$26.5	$177.9	$71.1

	July 31, 2025	July 31, 2024
Weighted-average remaining lease term	6.0 years	6.6 years
Weighted-average discount rate	5.4%	5.3%
The following table presents maturities of operating lease liabilities as of July 31, 2025 (in millions):

Amount
Fiscal years ending July 31:
2026	$99.4
2027	95.0
2028	94.3
2029	47.7
2030	45.2
2031 and thereafter	112.3
Total operating lease payments	493.9
Less: imputed interest	(76.5)
Present value of operating lease liabilities	$417.4
Current portion of operating lease liabilities(1)	$79.2
Long-term operating lease liabilities	$338.2
(1)Current portion of operating lease liabilities is included in accrued and other liabilities on our consolidated balance sheet.
As of July 31, 2025, we had additional non-cancelable operating leases for office space that had been signed but had not yet commenced with total future minimum lease payments of $36.4 million. These leases are expected to commence on or after fiscal 2026, with lease terms ranging from four to seven years.

13. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud hosting service providers, under which we are committed to minimum or fixed purchases of certain cloud hosting services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. Other purchase obligations include non-cancellable subscription agreements and other commitments in the normal course of business. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of July 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Cloud	$6,580.5	$145.5	$774.1	$997.8	$1,017.5	$1,147.8	$2,497.8
Manufacturing	197.1	197.1	—	—	—	—	—
Other	187.3	112.9	60.7	6.8	3.4	3.5	—
Total	$6,964.9	$455.5	$834.8	$1,004.6	$1,020.9	$1,151.3	$2,497.8
Additionally, we have a $119.0 million minimum purchase commitment with a cloud hosting service provider through September 2027 with no specified annual commitments.
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
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $151.5 million, plus statutory interest. After post-trial motions, a judgment was issued on October 3, 2024 affirming infringement on three patents, reversing infringement on the fourth patent, and subsequently, reducing the damages amount to $113.6 million. We posted a surety bond that was agreed upon by the parties and approved by the court. This bond prevents execution of the judgment while appeals are pending. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office and Unified Patent Court in Germany, to which we filed appropriate legal challenges. Those matters are still pending.

As of July 31, 2024, we accrued $184.4 million for the verdict amount and estimated interest. As of July 31, 2025, we accrued $145.6 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our consolidated balance sheets. The corresponding amount was a charge of $184.4 million for the year ended July 31, 2024, and a release of $38.8 million for the year ended July 31, 2025, which is included in general and administrative expense on our consolidated statements of operations.
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
Eire OG Innovations. v. Palo Alto Networks
On April 3, 2024, Eire OG Innovations filed a lawsuit against us in the United States District Court for the Eastern District of Texas asserting infringement of multiple patents, certain of which were subsequently dismissed. The complaint requests monetary damages and attorneys’ fees. Trial is set for February 17, 2026. We are unable, at this time, to reasonably estimate a possible loss or potential range of loss, if any.
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
14. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. Our board of directors subsequently authorized additional increases to this share repurchase program, including $915.0 million in August 2022, $316.7 million in November 2023, and $500.0 million in August 2024, bringing the total authorization under this share repurchase program to $4.1 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2025, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
The following table summarizes the share repurchase activity under our share repurchase program (in millions, except per share amounts):

	Year Ended July 31,
	2024	2023
Number of shares repurchased	4.0	3.6
Weighted-average price per share (1)	$142.00	$69.32
Aggregate purchase price (1)	$566.7	$250.0
(1)Includes transaction costs
We did not repurchase shares of our common stock during the year ended July 31, 2025. During the year ended July 31, 2023, we paid $22.7 million related to share repurchases of our common stock that were not settled as of July 31, 2022.
As of July 31, 2025, $1.0 billion remained available for future share repurchases under our current repurchase authorization. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets.

15. Equity Award Plans
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
The majority of our equity awards are RSUs, which generally vest over a period of four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
Our PSUs generally vest over a period of one to four years from the date of grant. The number of PSUs eligible to vest is determined based on the level of achievement against certain performance conditions, market conditions, and a combination thereof.
During the year ended July 31, 2023, we granted 1.8 million shares of PSUs with both service and market conditions. The market conditions are satisfied when the price of our common stock is equal to or exceeds stock price targets of $116.67, $133.34, $150.00, and $166.67 based on the average closing price for 30 consecutive trading days during the three- or four-year period following the date of grant. Once a market condition is met, its corresponding one-fourth of the awards vest on each anniversary date of the grant date, subject to continued service. As of July 31, 2025, all stock price targets for these PSU awards have been met, and the related shares will vest when the underlying service conditions are satisfied.
During the year ended July 31, 2023, we granted 1.5 million shares of PSUs, which contain service and market conditions. The service conditions are satisfied after a period of five years. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index.
During the years ended July 31, 2025, 2024, and 2023, we granted 3.4 million, 4.2 million, and 3.2 million shares of PSUs, respectively, which contain service, performance and market conditions. The service conditions are satisfied over a period of one to three years. For PSUs granted during the year ended July 31, 2025, the performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. For PSUs granted during the years ended July 31, 2024 and 2023, the performance conditions are based on revenue growth or billing growth. The market condition is measured based on our TSR relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of July 31, 2025, we have approved an additional 2.7 million shares of PSUs, which will be granted upon the performance condition being established during the next two years.
We have also granted PSOs with both service and market conditions. The market condition for PSOs granted in the fiscal years 2018 and 2019 requires the price of our common stock to equal or exceed $49.63, $66.17, $82.71, and $99.25 based on the average closing price for 30 consecutive trading days during the four-, five-, six-, and seven-and-a-half-year periods following the date of grant in fiscal year 2018 and 2019, respectively. Once a market condition is met, its corresponding one-fourth of the PSOs vest on each anniversary date of the grant date, subject to continued service. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant, depending on vesting period. As of July 31, 2025, all of our outstanding PSOs have been fully vested.
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
A total of 55.8 million shares of our common stock are reserved for issuance pursuant to our equity incentive plans as of July 31, 2025.
2012 Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan was adopted by our board of directors and approved by the stockholders on June 5, 2012, and was effective upon completion of our initial public offering. On August 29, 2017, we amended and restated our 2012 Employee Stock Purchase Plan (our “2012 ESPP”) to extend the length of our offering periods from 6 to 24 months.

Our 2012 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date. If the fair market value of our common stock on the purchase date is lower than the first trading day of the offering period, the current offering period will be cancelled after purchase and a new 24-month offering period will begin. Under our 2012 ESPP, each 24-month offering period consists of four consecutive 6-month purchase periods, with purchase dates on the first trading day on or after February 28 and August 31 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,750 shares per six-month purchase period and $25,000 worth of stock for each calendar year. Shares purchased under our 2012 ESPP during the fiscal years ended July 31, 2025, 2024 and 2023 were 1.9 million, 2.2 million and 2.3 million, at an average exercise price of $106.99 per share, $80.32 per share, and $69.15 per share, respectively.
A total of 41.5 million shares of our common stock are available for sale under our 2012 ESPP as of July 31, 2025. On the first day of each fiscal year, the number of shares in the reserve may be increased by the lesser of (i) 12.0 million shares, (ii) 1% of the outstanding shares of our common stock on the first day of the fiscal year, or (iii) such other amount as determined by our board of directors.
Assumed Share-Based Compensation Plans
In connection with our acquisitions, we have assumed equity incentive plans of certain acquired companies (collectively “the Assumed Plans”). The equity awards assumed in connection with each acquisition were granted from their respective assumed plans. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. No additional equity awards will be granted under and forfeited awards will not be returned to the Assumed Plans. Refer to Note 8. Acquisitions for more information on our acquisitions and the related equity awards assumed.
Stock Option Activities
The following table summarizes the stock option and PSO activity under our stock plans during the years ended July 31, 2025, 2024, and 2023 (in millions, except per share amounts):

	Stock Options Outstanding				PSOs Outstanding
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2022	0.1	$9.23	0.5	$6.7	15.9	$32.42	3.2	$809.3
Exercised	(0.1)	9.23			(3.1)	31.70
Balance—July 31, 2023	—	$—	0.0	$—	12.8	$32.60	2.2	$1,184.6
Exercised	—	—			(3.2)	32.42
Balance—July 31, 2024	—	$—	0.0	$—	9.6	$32.66	1.2	$1,244.9
Exercised(1)	—	—			(8.2)	32.65
Balance—July 31, 2025	—	$—	0.0	$—	1.4	$32.76	0.5	$197.0
Exercisable—July 31, 2025	—	$—	0.0	$—	1.4	$32.76	0.5	$197.0
(1)Includes 1.3 million shares withheld by us to satisfy the exercise price and tax withholding requirements.
The intrinsic value of options exercised during the years ended July 31, 2025, 2024, and 2023 was $1.2 billion, $358.5 million, and $237.7 million, respectively.

RSU and PSU Activities
The following table summarizes the RSU and PSU activity under our stock plans during the years ended July 31, 2025, 2024, and 2023 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2022	29.5	$57.75	$2,456.9	6.2	$53.19	$513.7
Granted(1)	11.5	84.52		7.1	71.44
Vested(2)	(13.9)	55.47		(2.6)	56.36
Forfeited	(3.0)	64.03		(0.8)	68.48
Balance—July 31, 2023	24.1	$71.30	$3,013.0	9.9	$64.32	$1,242.3
Granted(1)	8.5	137.76		4.3	91.39
Vested(2)	(11.8)	68.63		(3.2)	57.28
Forfeited	(2.8)	84.12		(1.0)	68.54
Balance—July 31, 2024	18.0	$102.59	$2,924.4	10.0	$77.95	$1,624.2
Granted(1)	6.0	189.45		3.8	201.59
Vested(2)	(8.6)	97.00		(1.2)	64.65
Forfeited	(2.2)	115.94		(3.2)	92.11
Balance—July 31, 2025	13.2	$143.33	$2,284.7	9.4	$140.92	$1,635.4
(1)For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)Includes time-based vesting for PSUs.
The aggregate fair value, as of the respective vesting dates, of RSUs vested during the years ended July 31, 2025, 2024, and 2023 was $1.6 billion, $1.6 billion, and $1.3 billion, respectively. The aggregate fair value, as of the respective vesting dates, of PSUs vested during the years ended July 31, 2025, 2024, and 2023 was $220.7 million, $377.7 million, and $218.9 million, respectively.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our equity incentive plans as of July 31, 2025 (in millions):

Number of shares
Balance—July 31, 2024	26.2
Authorized	6.0
RSUs and PSUs granted	(9.8)
RSUs and PSUs forfeited	5.5
Shares withheld for taxes	1.4
Balance—July 31, 2025	29.3
Share-Based Compensation
We record share-based compensation awards based on estimated fair value as of the grant date. The fair value of RSUs and PSUs not subject to market conditions is based on the closing market price of our common stock on the date of grant.

The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the years ended July 31, 2025, 2024, and 2023:

Year Ended July 31,
	2025	2024	2023
Volatility	43.5% - 47.6%	40.8% - 43.4%	38.3% - 44.8%
Expected term (in years)	1.0 - 2.9	0.9 - 2.9	1.0 - 5.0
Dividend yield	—%	—%	—%
Risk-free interest rate	3.7% - 4.5%	4.4% - 5.3%	3.2% - 4.1%
Grant-date fair value per share	$264.51 - $305.83	$173.46 - $310.61	$45.89 - $140.21
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
The fair value of PSOs was estimated on the grant date using a Monte Carlo simulation model, which predicts settlement of the PSOs midway between the vesting term and the contractual term. No PSOs were granted during the years ended July 31, 2025, 2024, and 2023.
The fair value of shares issued under our 2012 ESPP are estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Year Ended July 31,
	2025	2024	2023
Volatility	34.3% - 43.3%	39.6% - 50.0%	38.6% - 44.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—%	—%	—%
Risk-free interest rate	3.9% - 4.8%	4.6% - 5.5%	3.3% - 5.2%
Grant-date fair value per share	$45.43 - $74.81	$32.81 - $66.66	$24.39 - $37.03
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
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Year Ended July 31,
	2025	2024	2023
Cost of product revenue	$5.1	$7.3	$9.8
Cost of subscription and support revenue	127.0	121.0	123.4
Research and development	550.5	525.5	488.4
Sales and marketing	359.5	300.8	335.3
General and administrative	258.0	124.1	130.4
Total share-based compensation	$1,300.1	$1,078.7	$1,087.3
As of July 31, 2025, total compensation cost related to unvested share-based awards not yet recognized was $2.2 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.5 years. Future grants will increase the amount of compensation expense to be recorded in these periods.

16. Income Taxes
The following table presents the components of income before income taxes (in millions):

	Year Ended July 31,
	2025	2024	2023
United States	$1,124.9	$669.2	$374.3
Foreign	470.8	319.1	192.0
Total	$1,595.7	$988.3	$566.3
The following table summarizes our provision for (benefit from) income taxes (in millions):

	Year Ended July 31,
	2025	2024	2023
Federal:
Current	$517.3	$213.4	$26.1
Deferred	(300.2)	311.7	19.3
State:
Current	108.2	101.5	44.0
Deferred	(44.5)	(172.8)	0.4
Foreign:
Current	186.0	129.6	44.0
Deferred	(5.0)	(2,172.7)	(7.2)
Total	$461.8	$(1,589.3)	$126.6
For the year ended July 31, 2025, our provision for income taxes was $461.8 million, which included a deferred tax provision of $218.5 million arising from the remeasurement of our basis difference associated with the U.S. tax effects of foreign deferred tax assets. Our remeasurement is a result of the One Big Beautiful Bill Act ("OBBB") enacted on July 4, 2025 which provides for significant tax law changes and modifications including changes to the U.S. effective tax rates on certain foreign earnings. Although these specific provisions are not effective until our fiscal 2027, our policy to account for basis differences relating to our global intangible low-taxed income requires us to account for these changes in the period of enactment.
For the year ended July 31, 2024, our benefit from income taxes was $1.6 billion, primarily due to the release of our valuation allowance on U.S. federal, U.S. states other than California, and United Kingdom (“U.K.”) deferred tax assets, partially offset by the deferred tax provision in our U.S. federal tax provision to recognize the indirect effect on basis differences relating to our global intangible low-taxed income in connection with the release of our valuation allowance in the U.K.
The following table presents the items accounting for the difference between income taxes computed at the federal statutory income tax rate and our provision for (benefit from) income taxes:

	Year Ended July 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	3.8	3.1	2.8
Non-U.S. operations	2.2	9.5	9.7
Change in valuation allowance	1.1	(341.9)	15.5
U.S. effect of foreign deferred tax assets	11.2	175.8	—
Share-based compensation	(5.5)	(16.9)	(12.6)
Tax credits	(6.2)	(13.4)	(15.6)
Non-deductible expenses	1.2	1.5	2.3
Other, net	0.1	0.5	(0.7)
Total	28.9%	(160.8)%	22.4%

The following table presents the components of our deferred tax assets and liabilities as of July 31, 2025 and 2024 (in millions):

	July 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$132.1	$109.7
Operating lease liabilities	126.5	132.6
Deferred revenue	1,266.1	1,004.9
Net operating loss carryforwards	620.0	585.2
Tax credits	222.3	175.3
Capitalized research expenditures	895.4	626.6
Share-based compensation	105.6	75.6
Fixed assets and intangible assets	1,561.4	1,631.7
Gross deferred tax assets	4,929.4	4,341.6
Valuation allowance	(278.1)	(243.4)
Total deferred tax assets	4,651.3	4,098.2
Deferred tax liabilities:
U.S. effect of foreign deferred tax assets	(1,921.6)	(1,728.5)
Operating lease right-of-use assets	(108.2)	(115.8)
Deferred contract costs	(212.5)	(199.1)
Other deferred tax liabilities	(74.1)	(43.5)
Total deferred tax liabilities	(2,316.4)	(2,086.9)
Net deferred tax assets (liabilities)	$2,334.9	$2,011.3
We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions. Based on our analysis of all positive and negative evidence during the year ended July 31, 2025, we continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.
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
As of July 31, 2025, we had federal, state, and foreign net operating loss carryforwards of approximately $129.1 million, $112.8 million, and $2.3 billion, respectively, as reported on our tax returns, available to reduce future taxable income, if any. If not utilized, our federal and state net operating loss carryforwards will expire in various amounts at various dates beginning in the years ending July 31, 2034 and July 31, 2030, respectively. Our foreign net operating loss will carry forward indefinitely.
As of July 31, 2025, we had federal and state research and development tax credit carryforwards of approximately $2.0 million and $340.2 million, respectively, as reported on our tax returns. If not utilized, the federal credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2040. The state credit carryforwards have no expiration.
As of July 31, 2025, we had foreign tax credit carryforwards of $1.7 million as reported on our tax returns. If not utilized, the foreign tax credit carryforwards will expire in various amounts at various dates beginning in the year ending July 31, 2029.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of July 31, 2025, we had $572.2 million of unrecognized tax benefits, $274.8 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in California and other assets. As of July 31, 2024, we had $454.4 million of unrecognized tax benefits, $200.1 million of which would affect income tax expense if recognized, after consideration of our valuation allowance in the United States and other assets. We do not expect the amount of unrecognized tax benefits as of July 31, 2025 to materially change over the next 12 months.
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
We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended July 31, 2025, 2024, and 2023, we recognized an income tax expense of $42.4 million, an income tax expense of $5.8 million, and a net income tax benefit of $4.8 million related to interest and penalties, respectively. We had accrued interest and penalties on our consolidated balance sheets related to unrecognized tax benefits of $53.3 million and $10.9 million as of July 31, 2025 and 2024, respectively.
The following table presents a reconciliation of the beginning and ending amount of our gross unrecognized tax benefits (in millions):

	Year Ended July 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of the period	$454.4	$360.0	$414.0
Additions for tax positions taken in prior years	10.4	1.9	7.8
Reductions for tax positions taken in prior years	(11.1)	(19.8)	(99.8)
Additions for tax positions taken in the current year	118.5	112.3	66.9
Reduction relating to audit settlement	—	—	(28.9)
Unrecognized tax benefits at the end of the period	$572.2	$454.4	$360.0
During the years ended July 31, 2025 and 2024, increases in uncertain tax positions were primarily due to our credits and incentives and intercompany transactions.
As of July 31, 2025, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
17. Net Income Per Share
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
The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Year Ended July 31,
	2025	2024	2023
Net income	$1,133.9	$2,577.6	$439.7
Weighted-average shares used to compute net income per share, basic	662.5	638.5	606.4
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	7.3	20.7	35.7
Warrants related to the issuance of convertible senior notes	25.4	25.6	18.6
Employee equity incentive plans	14.1	23.1	23.8
Weighted-average shares used to compute net income per share, diluted	709.3	707.9	684.5
Net income per share, basic	$1.71	$4.04	$0.73
Net income per share, diluted	$1.60	$3.64	$0.64

The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Year Ended July 31,
	2025	2024	2023
Employee equity incentive plans	3.4	4.7	7.7
18. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Year Ended July 31,
	2025	2024	2023
Interest income	$363.5	$317.9	$224.4
Foreign currency exchange gains (losses), net	(32.8)	0.2	(7.9)
Other, net	25.1	(5.4)	(10.3)
Total other income, net	$355.8	$312.7	$206.2
19. Segment Information
We have one operating and reportable segment. We conduct business globally and sales are primarily managed on a geographic theater basis. Our chief operating decision maker (“CODM”) is our Chairman and Chief Executive Officer who reviews financial information presented on a consolidated basis accompanied by revenue information for purposes of allocating resources and evaluating financial performance. Our CODM uses consolidated net income as our measure of segment profit or loss. The consolidated financial information by function as reflected on our consolidated statements of operations is used in our annual budget and forecasting process to establish goals and monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents our long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic area (in millions):

	Year Ended July 31,
	2025	2024
Long-lived assets:
United States	$418.0	$438.9
Israel	162.1	141.1
Other countries	154.2	167.0
Total long-lived assets	$734.3	$747.0
Refer to Note 2. Revenue for revenue by geographic theater and revenue for groups of similar products and services for the years ended July 31, 2025, 2024, and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of July 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of July 31, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our consolidated financial statements, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the fourth quarter of fiscal 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan Was Terminated	Original Expiration Date	Total Amount of Common Stock to Be Sold Under the Plan
Nikesh Arora	Chief Executive Officer	June 24, 2025	Not applicable	December 24, 2025 or when all shares have been sold	846,408
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2025 and is incorporated herein by reference.
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
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1***	Agreement and Plan of Merger, dated as of July 30, 2025, by and among Palo Alto Networks, Inc., Athens Strategies Ltd. and CyberArk Software Ltd.	8-K	001-35594	2.1	July 31, 2025

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35594	3.1	August 18, 2025

3.3	Certificate of Change of Location of Registered Agent and/or Registered Office.	8-K	001-35594	3.1	August 30, 2016

4.1	Description of Registrant’s Securities.

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-180620	10.1	July 9, 2012

10.2*	2012 Equity Incentive Plan and related form agreements.	10-Q	001-35594	10.2	November 26, 2019

10.3*	Form of 2012 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-35594	10.4	November 19, 2021

10.4*	2021 Equity Incentive Plan, as amended and restated, and related form agreements.

10.5*	2012 Employee Stock Purchase Plan, as amended and restated, and related form agreements.

10.6*	RedLock Inc. 2015 Stock Plan, as amended, and related form agreements under RedLock Inc. 2015 Stock Plan, as amended.	S-8	333-227901	99.1	October 19, 2018

10.7*	Cider Security Ltd. 2020 Equity Incentive Plan.	S-8	333-268931	99.1	December 21, 2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.8*	US Sub-Plan to Cider Security Ltd. 2020 Equity Incentive Plan.	S-8	333-268931	99.2	December 21, 2022

10.9*	Employee Incentive Compensation Plan, as amended and restated.	10-Q	001-35594	10.2	November 25, 2014

10.10	Clawback Policy, adopted as of August 29, 2017, amended August 14, 2024.	10-K	001-35594	10.16	September 6, 2024

10.11*	Amended and Restated Outside Director Compensation Policy (last amended February 12, 2025).	10-Q	001-35594	10.1	May 21, 2025

10.12*	Continued Service Policy.	10-Q	001-35594	10.3	May 20, 2022

10.13*	Palo Alto Networks, Inc. Deferred Compensation Plan effective June 1, 2022.	10-K	001-35594	10.23	September 6, 2022

10.14*	Amendment and Restated Employment Letter between Palo Alto Networks, Inc. and Nir Zuk, dated July 7, 2025.

10.15*	Offer Letter between the Registrant and Nikesh Arora, dated May 30, 2018.	8-K	001-35594	10.2	June 4, 2018

10.16*	Offer Letter between the Registrant and Josh Paul, dated August 5, 2021.	8-K	001-35594	10.1	September 8, 2021

10.17*	Confirmatory Employment Letter with Updated Change in Control Protection between the Registrant and Lee Klarich, dated December 19, 2011.	10-Q	001-35594	10.4	November 30, 2018

10.18*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated March 17, 2021.	8-K	001-35594	10.1	March 19, 2021

10.19*	Addendum to Employment Offer Letter by and between the Registrant and Dipak Golechha, dated February 18, 2022.	10-Q	001-35594	10.1	May 20, 2022

10.20*	Employment Offer Letter by and between the Registrant and William “BJ” Jenkins, dated July 27, 2021.	8-K	001-35594	10.1	August 12, 2021

10.21*	Addendum to Employment Offer Letter between the Registrant and William “BJ” Jenkins, dated February 18, 2022.	10-Q	001-35594	10.2	May 20, 2022

10.22*	Form of Offer Letter between the Registrant and its directors.	10-Q	001-35594	10.2	May 21, 2025

10.23**	Amended and Restated Flextronics Manufacturing Services Agreement, by and between the Registrant and Flextronics Telecom Systems Ltd., dated April 1, 2019.	10-Q	001-35594	10.1	May 30, 2019

10.24	Vendor Information Security Terms between the Registrant and Flextronics Telecom Systems Ltd., dated July 23, 2021.	10-K	001-35594	10.29	September 3, 2021

10.25	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.29	September 17, 2015

10.26	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.30	September 17, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.27	Lease between the Registrant and Santa Clara Campus Property Owner I LLC, dated May 28, 2015.	10-K	001-35594	10.31	September 17, 2015

10.28	Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated October 7, 2015.	8-K/A	001-35594	10.1	October 19, 2015

10.29	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Phase I Property LLC, dated November 9, 2015.	10-Q	001-35594	10.2	November 24, 2015

10.30	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 9, 2015.	10-Q	001-35594	10.3	November 24, 2015

10.31	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.1	November 22, 2016

10.32	Amendment No. 1 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.2	November 22, 2016

10.33	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated September 16, 2016.	10-Q	001-35594	10.3	November 22, 2016

10.34	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.1	March 1, 2017

10.35	Amendment No. 2 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.2	March 1, 2017

10.36	Amendment No. 3 to Lease by and between the Registrant and Santa Clara Campus Property Owner I LLC, dated November 16, 2016.	10-Q	001-35594	10.3	March 1, 2017

10.37	Amendment No. 3 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.40	September 7, 2017

10.38	Amendment No. 3 to Lease by and between the Registrant and Santa Clara G LLC, dated June 22, 2017.	10-K	001-35594	10.41	September 7, 2017

10.39	Amendment No. 4 to Lease by and between the Registrant and Santa Clara EFH LLC, dated June 22, 2017.	10-K	001-35594	10.42	September 7, 2017

10.40	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.5	November 21, 2017

10.41	Amendment No. 4 to Lease by and between the Registrant and Santa Clara Phase III G LLC, dated September 29, 2017.	10-Q	001-35594	10.6	November 21, 2017

10.42	Amendment No. 5 to Lease by and between the Registrant and Santa Clara Phase III EFH LLC, dated September 29, 2017.	10-Q	001-35594	10.7	November 21, 2017

10.43	Credit Agreement, dated as of April 13, 2023 among the Registrant, the lenders party thereto and Wells Fargo, National Association, as administrative agent.	8-K	001-35594	10.1	April 19, 2023

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.44	Amendment No. 1, dated as of November 22, 2024, to Credit Agreement, dated as of April 13, 2023, among Palo Alto Networks, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-35594	10.3	February 14, 2025

10.45	Form of Warrant Confirmation.	8-K	001-35594	10.3	June 8, 2020

19.1**	Insider Trading Policy and Requirements for Trading Plans, as amended and restated.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-35594	97.1	September 6, 2024

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Indicates a management contract or compensatory plan or arrangement.
**    Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.
*** Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
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
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NIKESH ARORA	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2025
Nikesh Arora

/s/ DIPAK GOLECHHA	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	August 29, 2025
Dipak Golechha

/s/ JOSH PAUL	Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)	August 29, 2025
Josh Paul

/s/ LEE KLARICH	Chief Product and Technology Officer and Director	August 29, 2025
Lee Klarich

/s/ APARNA BAWA	Director	August 29, 2025
Aparna Bawa

/s/ JOHN M. DONOVAN	Director	August 29, 2025
John M. Donovan

/s/ CARL ESCHENBACH	Director	August 29, 2025
Carl Eschenbach

/s/ JAMES J. GOETZ	Director	August 29, 2025
James J. Goetz

/s/ RALPH HAMERS	Director	August 29, 2025
Ralph Hamers

/s/ RT HON SIR JOHN KEY	Director	August 29, 2025
Rt Hon Sir John Key

/s/ MARY PAT MCCARTHY	Director	August 29, 2025
Mary Pat McCarthy

/s/ HELLE THORNING-SCHMIDT	Director	August 29, 2025
Helle Thorning-Schmidt

/s/ LORRAINE TWOHILL	Director	August 29, 2025
Lorraine Twohill