Form 10-Q
period 2025-10-31
Palo Alto Networks Inc
filed 2025-11-20
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 11, 2025 was 697 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	October 31, 2025	July 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,066	$2,269
Short-term investments	1,144	635
Accounts receivable, net of allowance for credit losses of $14 and $10 as of October 31, 2025 and July 31, 2025, respectively	1,343	2,965
Short-term financing receivables, net	737	715
Short-term deferred contract costs	415	419
Prepaid expenses and other current assets	605	520
Total current assets	7,310	7,523
Property and equipment, net	394	387
Operating lease right-of-use assets	353	347
Long-term investments	5,982	5,555
Long-term financing receivables, net	855	1,002
Long-term deferred contract costs	546	586
Goodwill	4,567	4,567
Intangible assets, net	723	763
Deferred tax assets	2,416	2,424
Other assets	390	422
Total assets	$23,536	$23,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$223	$232
Accrued compensation	398	608
Accrued and other liabilities	665	846
Deferred revenue	6,132	6,302
Total current liabilities	7,418	7,988
Long-term deferred revenue	6,098	6,450
Deferred tax liabilities	96	89
Long-term operating lease liabilities	346	338
Other long-term liabilities	913	887
Total liabilities	14,871	15,752
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100 shares authorized; none issued and outstanding as of October 31, 2025 and July 31, 2025	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000 shares authorized; 692 and 668 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	5,780	5,292
Accumulated other comprehensive income	67	48
Retained earnings	2,818	2,484
Total stockholders’ equity	8,665	7,824
Total liabilities and stockholders’ equity	$23,536	$23,576
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended October 31,
	2025	2024
Revenue:
Product	$434	$354
Subscription and support	2,040	1,785
Total revenue	2,474	2,139
Cost of revenue:
Product	89	75
Subscription and support	549	479
Total cost of revenue	638	554
Total gross profit	1,836	1,585
Operating expenses:
Research and development	528	481
Sales and marketing	820	720
General and administrative	179	98
Total operating expenses	1,527	1,299
Operating income	309	286
Interest expense	—	(1)
Other income, net	103	83
Income before income taxes	412	368
Provision for income taxes	78	17
Net income	$334	$351
Net income per share, basic	$0.49	$0.54
Net income per share, diluted	$0.47	$0.49
Weighted-average shares used to compute net income per share, basic	679	654
Weighted-average shares used to compute net income per share, diluted	709	709

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended October 31,
	2025	2024
Net income	$334	$351
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	25	(3)
Cash flow hedges:
Change in unrealized gains (losses)	7	—
Net realized (gains) losses reclassified into earnings	(13)	1
Net change on cash flow hedges	(6)	1
Other comprehensive income (loss)	19	(2)
Comprehensive income	$353	$349

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended October 31, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	668	$5,292	$48	$2,484	$7,824
Net income	—	—	—	334	334
Other comprehensive income	—	—	19	—	19
Issuance of common stock in connection with employee equity incentive plans	4	129	—	—	129
Taxes paid related to net share settlement of equity awards	—	(1)	—	—	(1)
Share-based compensation for equity-based awards	—	360	—	—	360
Settlement of warrants	20	—	—	—	—
Balance as of October 31, 2025	692	$5,780	$67	$2,818	$8,665

	Three Months Ended October 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	650	$3,821	$(2)	$1,350	$5,169
Net income	—	—	—	351	351
Other comprehensive loss	—	—	(2)	—	(2)
Issuance of common stock in connection with employee equity incentive plans	5	121	—	—	121
Taxes paid related to net share settlement of equity awards	—	(22)	—	—	(22)
Share-based compensation for equity-based awards	—	295	—	—	295
Settlement of convertible notes	4	—	—	—	—
Settlement of note hedges	(4)	—	—	—	—
Balance as of October 31, 2024	655	$4,215	$(4)	$1,701	$5,912
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Three Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net income	$334	$351
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	370	295
Deferred income taxes	9	(137)
Depreciation and amortization	89	84
Amortization of deferred contract costs	126	110
Change in fair value of contingent consideration liability	(13)	6
Reduction of operating lease right-of-use assets	18	16
Amortization of investment premiums, net of accretion of purchase discounts	(7)	(15)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,622	1,486
Financing receivables, net	125	11
Deferred contract costs	(82)	(79)
Prepaid expenses and other assets	(33)	(4)
Accounts payable	(2)	97
Accrued compensation	(210)	(201)
Accrued and other liabilities	(53)	(94)
Deferred revenue	(522)	(416)
Net cash provided by operating activities	1,771	1,510
Cash flows from investing activities
Purchases of investments	(1,401)	(660)
Proceeds from sales of investments	30	291
Proceeds from maturities of investments	474	369
Business acquisitions, net of cash and restricted cash acquired	(2)	(500)
Purchases of property, equipment, and other assets	(84)	(44)
Net cash used in investing activities	(983)	(544)
Cash flows from financing activities
Repayments of convertible senior notes	—	(319)
Proceeds from sales of shares through employee equity incentive plans	130	121
Payments for taxes related to net share settlement of equity awards	(1)	(22)
Payments of contingent consideration liability	(121)	—
Net cash provided by (used in) financing activities	8	(220)
Net increase in cash, cash equivalents, and restricted cash	796	746
Cash, cash equivalents, and restricted cash—beginning of period	2,279	1,547
Cash, cash equivalents, and restricted cash—end of period	$3,075	$2,293
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,066	$2,283
Restricted cash included in prepaid expenses and other current assets	9	10
Total cash, cash equivalents, and restricted cash	$3,075	$2,293

Non-cash investing and financing activities
Contingent consideration for a business acquisition	$—	$(649)
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on August 29, 2025. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis. Management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of contingent consideration liability, the assessment of recoverability of our intangibles and goodwill, valuation allowance against deferred tax assets, valuation of inventory and manufacturing partner and supplier liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended October 31, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
Recently Issued Accounting Pronouncements
Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires consistent categories and greater disaggregation of information in the effective tax rate reconciliation and additional disclosures of income taxes paid by jurisdiction. The standard is effective for our annual periods beginning in fiscal 2026 and could be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Expense Disaggregation Disclosures
In November 2024, the FASB issued authoritative guidance that expands annual and interim disclosure of specified information about certain costs and expenses in the notes to financial statements. The standard is effective for our annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued authoritative guidance that provides a practical expedient for estimating expected credit losses on accounts receivable and contract assets. The standard is effective for our annual and interim periods beginning in the first quarter of fiscal 2027 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Accounting for Internal-Use Software
In September 2025, the FASB issued authoritative guidance that modernizes the accounting for internal-use software by eliminating project stage-based capitalization and clarifying the requirements, including probable-to-complete threshold, to commence the capitalization of software development costs. The standard is effective for our annual and interim periods beginning in the first quarter of fiscal 2029 and could be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended October 31,
	2025	2024
Revenue:
Americas
United States	$1,526	$1,344
Other Americas	115	98
Total Americas	1,641	1,442
Europe, the Middle East, and Africa (“EMEA”)	521	442
Asia Pacific and Japan (“APAC”)	312	255
Total revenue	$2,474	$2,139
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended October 31,
	2025	2024
Revenue:
Product	$434	$354
Subscription and support
Subscription	1,364	1,192
Support	676	593
Total subscription and support	2,040	1,785
Total revenue	$2,474	$2,139
Deferred Revenue
During the three months ended October 31, 2025 and 2024, we recognized approximately $1.9 billion and $1.6 billion of revenue pertaining to amounts that were deferred as of July 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Remaining performance obligations were $15.5 billion as of October 31, 2025, of which we expect to recognize as revenue approximately $6.9 billion over the next 12 months and the remainder thereafter.

3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and July 31, 2025 (in millions):

	October 31, 2025				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,105	$—	$—	$1,105	$1,206	$—	$—	$1,206
Commercial paper	—	755	—	755	—	169	—	169
Corporate debt securities	—	157	—	157	—	—	—	—
U.S. government and agency securities	—	178	—	178	—	—	—	—
Total cash equivalents	1,105	1,090	—	2,195	1,206	169	—	1,375
Short-term investments:
Certificates of deposit	—	25	—	25	—	—	—	—
Commercial paper	—	340	—	340	—	15	—	15
Corporate debt securities	—	744	—	744	—	584	—	584
U.S. government and agency securities	—	14	—	14	—	6	—	6
Non-U.S. government and agency securities	—	3	—	3	—	3	—	3
Asset-backed securities	—	13	—	13	—	22	—	22
Total short-term investments	—	1,139	—	1,139	—	630	—	630
Long-term investments:
Corporate debt securities	—	4,448	—	4,448	—	4,050	—	4,050
U.S. government and agency securities	—	85	—	85	—	164	—	164
Non-U.S. government and agency securities	—	26	—	26	—	26	—	26
Asset-backed securities	—	1,423	—	1,423	—	1,315	—	1,315
Total long-term investments	—	5,982	—	5,982	—	5,555	—	5,555
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	64	—	64	—	58	—	58
Total prepaid expenses and other current assets	—	64	—	64	—	58	—	58
Other assets:
Foreign currency forward contracts	—	—	—	—	—	3	—	3
Total other assets	—	—	—	—	—	3	—	3
Total assets measured at fair value	$1,105	$8,275	$—	$9,380	$1,206	$6,415	$—	$7,621

	October 31, 2025				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Accrued and other liabilities:
Foreign currency forward contracts	$—	$7	$—	$7	$—	$4	$—	$4
Contingent consideration	—	—	168	168	—	—	276	276
Total accrued and other liabilities	—	7	168	175	—	4	276	280
Other long-term liabilities:
Contingent consideration	—	—	212	212	—	—	238	238
Total other long-term liabilities	—	—	212	212	—	—	238	238
Total liabilities measured at fair value	$—	$7	$380	$387	$—	$4	$514	$518
As part of our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. Payments related to the contingent consideration liability commenced in the fiscal quarter ended October 2025 and are expected to continue through the fiscal quarter ending October 2028. The estimated range of undiscounted contingent consideration is between $0.4 billion and $0.6 billion.
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
The following table presents a reconciliation of our contingent consideration liability (in millions):

	Three Months Ended October 31,
	2025	2024
Contingent consideration liability at the beginning of the period	$514	$—
Initial valuation on the acquisition date	—	649
Change in fair value	(13)	6
Payments	(121)	—
Contingent consideration liability at the end of the period	$380	$655
The total estimated fair value of our financing receivables approximates their carrying amounts as of October 31, 2025 and July 31, 2025. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of October 31, 2025 and July 31, 2025 (in millions):

	October 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$755	$—	$—	$755
Corporate debt securities	157	—	—	157
U.S. government and agency securities	178	—	—	178
Total available-for-sale cash equivalents	$1,090	$—	$—	$1,090
Investments:
Certificates of deposit	$25	$—	$—	$25
Commercial paper	340	—	—	340
Corporate debt securities	5,120	73	(1)	5,192
U.S. government and agency securities	99	—	—	99
Non-U.S. government and agency securities	29	—	—	29
Asset-backed securities	1,421	15	—	1,436
Total available-for-sale investments	$7,034	$88	$(1)	$7,121

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$169	$—	$—	$169
Total available-for-sale cash equivalents	$169	$—	$—	$169
Investments:
Commercial paper	15	—	—	15
Corporate debt securities	4,588	47	(1)	4,634
U.S. government and agency securities	170	—	—	170
Non-U.S. government and agency securities	29	—	—	29
Asset-backed securities	1,328	9	—	1,337
Total available-for-sale investments	$6,130	$56	$(1)	$6,185
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended October 31, 2025 and 2024.

The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of October 31, 2025, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,226	$2,229
Due between one and three years	2,299	2,327
Due between three and five years	3,133	3,182
Due between five and ten years	286	290
Due after ten years	180	183
Total	$8,124	$8,211
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of October 31, 2025 and July 31, 2025, the carrying values of our marketable equity securities were $1.1 billion and $1.2 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three months ended October 31, 2025 and 2024.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of October 31, 2025 and July 31, 2025 (in millions):

	October 31, 2025	July 31, 2025
Short-term financing receivables, gross	$823	$806
Unearned income	(80)	(86)
Allowance for credit losses	(6)	(5)
Short-term financing receivables, net	$737	$715
Long-term financing receivables, gross	$927	$1,079
Unearned income	(63)	(69)
Allowance for credit losses	(9)	(8)
Long-term financing receivables, net	$855	$1,002
The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	October 31, 2025						July 31, 2025
	Fiscal Year of Origination						Fiscal Year of Origination
	2026	2025	2024	2023	2022	Total	2025	2024	2023	2022	2021	Total
1 to 4	$—	$301	$675	$177	$5	$1,158	$261	$732	$242	$9	$18	$1,262
5 to 6	28	188	183	36	—	435	174	226	50	—	—	450
7 to 10	—	—	4	10	—	14	—	4	14	—	—	18
Amortized cost basis of financing receivables	$28	$489	$862	$223	$5	$1,607	$435	$962	$306	$9	$18	$1,730
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the three months ended October 31, 2025 and 2024. Past due amounts on financing receivables were not material as of October 31, 2025 and July 31, 2025.

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
As of October 31, 2025 and July 31, 2025, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $760 million and $964 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025.
As of October 31, 2025, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $32 million net gain, of which $34 million in gains are expected to be recognized into earnings within the next 12 months. As of July 31, 2025, unrealized gains and losses in AOCI related to our cash flow hedges were a $40 million net gain.
As of October 31, 2025 and July 31, 2025, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $586 million and $504 million, respectively.
7. Acquisition
CyberArk Software Ltd.
On July 30, 2025, we entered into a definitive agreement to acquire CyberArk Software Ltd., an identity security company (“CyberArk”). The acquisition is expected to close during the third quarter of our fiscal 2026, subject to the satisfaction of customary closing conditions, including the receipt of certain approvals under specified antitrust and foreign investment laws. Under the terms of the agreement, CyberArk shareholders will receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. This represents an equity value of approximately $25 billion for CyberArk based on the unaffected 10-day average daily volume-weighted average trading prices of our common stock as of July 25, 2025. We expect to fund the cash portion of the consideration with our cash on hand. The agreement also provides that we will assume certain unvested outstanding equity awards held by CyberArk employees.
We and CyberArk each have certain termination rights under the definitive acquisition agreement. A termination fee of $1.0 billion may be payable by us to CyberArk, or a fee of $750 million may be payable by CyberArk to us, upon termination of the definitive acquisition agreement under specified circumstances.
8. Intangible Assets
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of October 31, 2025 and July 31, 2025 (in millions):

	October 31, 2025			July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$515	$(279)	$236	$536	$(274)	$262
Customer relationships	609	(137)	472	609	(123)	486
Acquired intellectual property	24	(9)	15	24	(9)	15
Other	1	(1)	—	1	(1)	—
Total purchased intangible assets	$1,149	$(426)	$723	$1,170	$(407)	$763
We recognized amortization expense of $40 million and $41 million for the three months ended October 31, 2025 and 2024 respectively.

The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of October 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Future amortization expense	$723	$116	$125	$104	$78	$62	$238
9. Debt
Convertible Senior Notes, Note Hedges, and Warrants
In June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were converted prior to or settled on the maturity date of June 1, 2025 in accordance with their terms.
Concurrent with the issuance of the 2025 Notes, we entered into separate convertible note hedge transactions (the “2025 Note Hedges”) with respect to our common stock for an aggregate payment of $371 million. The 2025 Note Hedges expired upon maturity of the 2025 Notes. Any shares of our common stock receivable by us under the 2025 Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
Separately, but concurrently with the issuance of our 2025 Notes, we entered into transactions whereby we sold warrants (the “2025 Warrants”) to acquire 40 million shares of our common stock with a strike price of $68.08 per share, subject to anti-dilution adjustments, for aggregate proceeds of $203 million. The 2025 Warrants are exercisable over 60 scheduled trading days beginning September 2025. The shares issuable under the 2025 Warrants are included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the 2025 Warrants.
During the three months ended October 31, 2025, we net settled a portion of the 2025 Warrants with 20 million shares of our common stock with a fair value of $4.1 billion. The number of net shares issued was determined based on the number of 2025 Warrants exercised multiplied by the difference between the strike price of the 2025 Warrants and their daily volume-weighted-average stock price. As of October 31, 2025, up to 11 million shares of our common stock were issuable for gross settlement under the remaining outstanding 2025 Warrants, which will be net settled when exercised through the end of November 2025.
Revolving Credit Facility
On April 13, 2023, we entered into a credit agreement (the “Credit Agreement”) with certain institutional lenders that provides for a $400 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350 million, subject to certain conditions. The Credit Facility matures on April 13, 2028.
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
As of October 31, 2025, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.

10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud hosting service providers, under which we are committed to minimum or fixed purchases of certain cloud hosting services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. Other purchase obligations include non-cancellable subscription agreements and other commitments in the normal course of business. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of October 31, 2025 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Cloud	$6,380	$60	$660	$998	$1,017	$1,148	$2,497
Manufacturing	185	185	—	—	—	—	—
Other	141	66	61	7	3	4	—
Total	$6,706	$311	$721	$1,005	$1,020	$1,152	$2,497
Additionally, we have a $112 million minimum purchase commitment with a cloud hosting service provider through September 2027 with no specified annual commitments.
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
Centripetal Networks, Inc. v. Palo Alto Networks
On March 12, 2021, Centripetal Networks, Inc., filed a lawsuit against us in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that our products infringe multiple Centripetal patents. We successfully challenged certain of these patents, which were found unpatentable by the U.S. Patent and Trademark Office (“PTO”). The case went to jury trial on January 22, 2024, on four patents. On January 31, 2024, the jury returned a verdict of non-willful infringement with a lump sum amount of $152 million, plus statutory interest. After post-trial motions, a judgment was issued on October 3, 2024 affirming infringement on three patents, reversing infringement on the fourth patent, and subsequently, reducing the damages amount to $114 million. We posted a surety bond that was agreed upon by the parties and approved by the court. This bond prevents execution of the judgment while appeals are pending. In addition, Centripetal filed infringement contentions on certain of their patents in the European Patent Office and Unified Patent Court in Germany, to which we filed appropriate legal challenges. Those matters are still pending.
As of October 31, 2025 and July 31, 2025, we accrued $147 million and $146 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding charge was $1 million for the three months ended October 31, 2025. We recorded a release of $43 million for the three months ended October 31, 2024. These amounts are included in general and administrative expense on our condensed consolidated statements of operations.
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

Eire OG Innovations. v. Palo Alto Networks
On April 3, 2024, Eire OG Innovations filed a lawsuit against us in the United States District Court for the Eastern District of Texas asserting infringement of multiple patents, certain of which were subsequently dismissed. The complaint requests monetary damages and attorneys’ fees. Trial is set for February 17, 2026. As of October 31, 2025, we accrued for an immaterial amount related to this matter.
11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization under this share repurchase program to $4.1 billion (our “current authorization”). As of October 31, 2025, the expiration date of our current authorization was December 31, 2025. The expiration date of the authorization was subsequently extended to December 31, 2026. Refer to Note 16. Subsequent Events for additional information. Our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
We did not repurchase shares of our common stock during the three months ended October 31, 2025 and 2024.
As of October 31, 2025, $1.0 billion remained available for future share repurchases under our current repurchase authorization.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the three months ended October 31, 2025 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2025	13	$143.33	$2,285	9	$140.92	$1,635
Granted(1)	1	$190.48		3	$182.59
Vested(2)	(2)	$122.51		—	$62.72
Forfeited	—	$136.82		—	$194.01
Balance—October 31, 2025	12	$150.94	$2,623	12	$153.01	$2,677
(1)For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)Includes time-based vesting for PSUs.
Our RSUs generally vest over a period of four years from the date of grant. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
Our PSUs generally vest over a period of one to four years from the date of grant. The number of PSUs eligible to vest is determined based on the level of achievement against certain performance conditions, market conditions, and a combination thereof.
During the three months ended October 31, 2025, we granted 3 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of October 31, 2025, we have approved 3 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.

The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024
Volatility	36.6% - 42.6%	44.1% - 47.6%
Expected term (in years)	1.0 - 3.0	1.0 - 2.9
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.6% - 3.9%	3.7% - 4.5%
Grant-date fair value per share	$226.06 - $261.62	$264.51 - $305.83
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of October 31, 2025 and July 31, 2025, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the three months ended October 31, 2025 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2025	1	$32.76	0.5	$197
Exercised	(1)	$32.88
Balance—October 31, 2025	—	$32.25	0.5	$52
Exercisable—October 31, 2025	—	$32.25	0.5	$52
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended October 31,
	2025	2024
Cost of product revenue	$1	$1
Cost of subscription and support revenue	32	31
Research and development	155	138
Sales and marketing	102	76
General and administrative	80	49
Total share-based compensation	$370	$295
As of October 31, 2025, total compensation cost related to unvested share-based awards not yet recognized was $2.2 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.4 years.
13. Income Taxes
For the three months ended October 31, 2025 and 2024, our provision for income taxes reflected effective tax rates of 18.9% and 4.9%, respectively. Our income taxes for the three months ended October 31, 2025 and 2024 were primarily due to U.S. and foreign income taxes.
Our effective tax rates for the three months ended October 31, 2025 and 2024 differed from the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation.

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
The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended October 31,
	2025	2024
Net income	$334	$351

Weighted-average shares used to compute net income per share, basic	679	654
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	—	12
Warrants related to the issuance of convertible senior notes	20	24
Employee equity incentive plans	10	19
Weighted-average shares used to compute net income per share, diluted	709	709

Net income per share, basic	$0.49	$0.54
Net income per share, diluted	$0.47	$0.49
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended October 31,
	2025	2024
Employee equity incentive plans	3	3
15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended October 31,
	2025	2024
Interest income	$105	$86
Foreign currency exchange gains (losses), net	(11)	(8)
Other, net	9	5
Total other income, net	$103	$83

16. Subsequent Events
Share Repurchase
On November 18, 2025, our board of directors authorized the extension of the expiration date of our current share repurchase authorization to December 31, 2026. Our repurchase program may be suspended or discontinued at any time without prior notice. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
Chronosphere, Inc.
On November 19, 2025, we entered into a definitive agreement to acquire Chronosphere, Inc., a privately-held observability technology company (“Chronosphere”), in exchange for total consideration of $3.35 billion in cash and replacement awards, subject to adjustments. We expect the acquisition to be our entry into the observability space. The acquisition of Chronosphere is expected to close during the second half of our fiscal 2026, subject to the satisfaction of closing conditions, including regulatory clearance.

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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three months ended October 31, 2025 to the three months ended October 31, 2024.
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

Overview
Our mission is to be the cybersecurity partner of choice for enterprises, organizations, service providers, and government entities to protect our digital way of life. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, and endpoints by delivering comprehensive cybersecurity backed by artificial intelligence (“AI”) and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture for more secure, faster and cost-effective outcomes.
Network Security
Our network security platform is designed to deliver complete zero trust solutions to our customers. The platform includes:
•Secure Access Service Edge (“SASE”). Prisma® Access, when combined with Prisma SD-WAN, provides a comprehensive SASE offering that secures users working from anywhere and pioneers the modernization of branch offices. Prisma Browser further extends zero-trust security and data protection to the browser, where the majority of work is done today, providing users with the freedom to work securely using our secure browser from any device.
•Next-Generation Firewalls. Our hardware ML-Powered Next-Generation Firewalls (“NGFWs”) secure on-premises environments including campus locations and data centers. Our software NGFWs secure cloud networks.
•Cloud-Delivered Security Services (“CDSS”). Our network security platform integrates a suite of CDSS that complements our SASE and Firewall solutions. These include Advanced Threat Prevention, Advanced WildFire®, Advanced URL Filtering, Advanced DNS Security, Device Security, GlobalProtect®, Prisma Access Agent, Enterprise Data Loss Prevention (“Enterprise DLP”), AI for IT Operations (“AIOps”), Software as a Service (“SaaS”) Security, and AI Access Security. Through these add-on services, our customers are able to secure their content, applications, users, and devices across their entire organization.
•Prisma AIRS. Prisma AIRS™ is a comprehensive AI security platform that has been designed to protect customers’ entire AI ecosystem by providing AI Model Security, AI Posture Management, AI Red Teaming, AI Runtime Security, and AI Agent Security.
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
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex® platform. These include Cortex XSIAM®, for AI-powered security operations replacing traditional SIEM tools; Cortex XDR®, for the prevention, detection, and response to complex cybersecurity attacks; Cortex XSOAR®, for security orchestration, automation, and response (“SOAR”); and Cortex Xpanse®, for ASM.
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

For the first quarter of fiscal 2026 and 2025, total revenue was $2.5 billion and $2.1 billion, respectively, representing year-over-year growth of 16%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of October 31, 2025, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $434 million, or 17.5% of total revenue, for the first quarter of fiscal 2026, representing year-over-year growth of 23%. Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall and software licenses, including SD-WAN, VM-Series, and Panorama®. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our hardware products is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $2.0 billion, or 82.5% of total revenue, for the first quarter of fiscal 2026, representing year-over-year growth of 14%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, CASB and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-powered Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, ASM, and CNAPP for comprehensive cloud security. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewalls, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these firewalls, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of and investment in new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, in August 2025, we introduced innovations through a software upgrade to PAN-OS 12.1 Orion to provide enterprise wide quantum security readiness for our customers. In October 2025, we launched Prisma AIRS 2.0, a major platform upgrade that completes the native integration of the recently acquired Protect AI, Inc. to provide customers with end-to-end protection across AI application lifecycle. Additionally, in July 2025, we entered into a definitive agreement to acquire CyberArk Software Ltd. (“CyberArk”), an identity security company, which acquisition is expected to close during the third quarter of our fiscal 2026, subject to the satisfaction of customary closing conditions.
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

	October 31, 2025	July 31, 2025

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$5.9	$5.6
Remaining performance obligations	$15.5	$15.8

	Three Months Ended October 31,
	2025	2024

	(dollars in millions)
Total revenue	$2,474	$2,139
Total revenue year-over-year percentage increase	16%	14%
Gross margin	74.2%	74.1%
Operating income	$309	$286
Operating margin	12.5%	13.4%
Cash flow provided by operating activities	$1,771	$1,510
Free cash flow (non-GAAP)	$1,687	$1,466
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

	Three Months Ended October 31,
	2025	2024

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$1,771	$1,510
Less: purchases of property, equipment, and other assets	84	44
Free cash flow (non-GAAP)	$1,687	$1,466
Net cash used in investing activities	$(983)	$(544)
Net cash provided by (used in) financing activities	$8	$(220)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$434	17.5%	$354	16.5%
Subscription and support	2,040	82.5%	1,785	83.5%
Total revenue	2,474	100.0%	2,139	100.0%
Cost of revenue:
Product	89	3.6%	75	3.5%
Subscription and support	549	22.2%	479	22.4%
Total cost of revenue(1)	638	25.8%	554	25.9%
Total gross profit	1,836	74.2%	1,585	74.1%
Operating expenses:
Research and development	528	21.3%	481	22.5%
Sales and marketing	820	33.2%	720	33.6%
General and administrative	179	7.2%	98	4.6%
Total operating expenses(1)	1,527	61.7%	1,299	60.7%
Operating income	309	12.5%	286	13.4%
Interest expense	—	—%	(1)	(0.1)%
Other income, net	103	4.2%	83	3.9%
Income before income taxes	412	16.7%	368	17.2%
Provision for income taxes	78	3.2%	17	0.8%
Net income	$334	13.5%	$351	16.4%
(1) Includes share-based compensation as follows:

	Three Months Ended October 31,
	2025	2024

	(in millions)
Cost of product revenue	$1	$1
Cost of subscription and support revenue	32	31
Research and development	155	138
Sales and marketing	102	76
General and administrative	80	49
Total share-based compensation	$370	$295

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
PRODUCT REVENUE
Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall, and software licenses, including SD-WAN, VM-Series, and Panorama. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license. As a percentage of product revenue, we expect our revenue from software licenses to vary from quarter to quarter and increase over the long term as we improve features and capabilities of our on-premise software, renew our software license contracts, and expand our installed end-customer base.

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Product	$434	$354	$80	23%
Product revenue increased for the three months ended October 31, 2025 compared to the same period in 2024 driven by an increased product demand and an increase in price of and allocation to on-premise software licenses due to enhanced features and capabilities beginning in the second quarter of fiscal 2025.
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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,364	$1,192	$172	14%
Support	676	593	83	14%
Total subscription and support	$2,040	$1,785	$255	14%
Subscription and support revenue increased for the three months ended October 31, 2025 compared to the same period in 2024 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,641	$1,442	$199	14%
Europe, the Middle East, and Africa (“EMEA”)	521	442	79	18%
Asia Pacific and Japan (“APAC”)	312	255	57	22%
Total revenue	$2,474	$2,139	$335	16%
Revenue from the Americas, EMEA, and APAC increased for the three months ended October 31, 2025 compared to the same period in 2024 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$89	$75	$14	19%
Cost of product revenue increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to increased product volume and other product costs. The remaining increase was primarily driven by higher tariff costs.

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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$549	$479	$70	15%
Cost of subscription and support revenue increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $48 million for the three months ended October 31, 2025 compared to the same period in 2024. Personnel costs grew $14 million for the three months ended October 31, 2025 compared to the same period in 2024, primarily due to headcount growth.
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

	Three Months Ended October 31,
	2025		2024
	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$345	79.5%	$279	78.8%
Subscription and support	1,491	73.1%	1,306	73.2%
Total gross profit	$1,836	74.2%	$1,585	74.1%
Product gross margin increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to continued shift in our product revenue mix toward software, partially offset by a decrease in gross margin on our hardware products.
Subscription and support gross margin was flat for the three months ended October 31, 2025 compared to the same period in 2024.
OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of October 31, 2025, we expect to recognize approximately $2.2 billion of share-based compensation expense over a weighted-average period of approximately 2.4 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.

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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$528	$481	$47	10%
Research and development expense increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to increased personnel costs, which grew $45 million for the three months ended October 31, 2025 compared to the same period in 2024, largely due to headcount growth.
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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$820	$720	$100	14%
Sales and marketing expense increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to increased personnel costs, which grew $86 million for the three months ended October 31, 2025 compared to the same period in 2024, largely due to headcount growth.
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

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$179	$98	$81	83%
General and administrative expense increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to a partial release of litigation-related accrual of $43 million during the three months ended October 31, 2024. The increase in general and administrative expense was further driven by increased personnel costs, which grew $37 million, largely due to increased share-based compensation and headcount growth.

INTEREST EXPENSE
Interest expense consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$—	$1	$(1)	(100)%
Interest expense decreased for the three months ended October 31, 2025 compared to the same period in 2024 due to the maturity of our 2025 Notes in June 2025. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$103	$83	$20	24%
Other income, net increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to higher interest income as a result of higher average cash, cash equivalents, and investment balance, partially offset by lower interest rates for the three months ended October 31, 2025 compared to the same period in 2024.
PROVISION FOR INCOME TAXES
Provision for income taxes consists primarily of U.S. and foreign income taxes. Our effective tax rate during the three months ended October 31, 2025 was lower than our statutory tax rate primarily due to excess tax benefits from share-based compensation. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$78	$17	$61	359%
Effective tax rate	18.9%	4.9%
Our provision for income taxes for the three months ended October 31, 2025 was primarily due to U.S. and foreign income taxes. Our effective tax rate increased for the three months ended October 31, 2025 compared to the same period in 2024 primarily due to increased earnings before income taxes and decreased excess tax benefits from share-based compensation. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Liquidity and Capital Resources

	October 31, 2025	July 31, 2025

	(in millions)
Working capital (deficit)	$(108)	$(465)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$3,066	$2,269
Investments	7,126	6,190
Total cash, cash equivalents, and investments	$10,192	$8,459
As of October 31, 2025, our total cash, cash equivalents, and investments of $10.2 billion were held for general corporate purposes. As of October 31, 2025, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
DEBT
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals. As of October 31, 2025, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of October 31, 2025, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2026, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.
CONTRACTUAL OBLIGATIONS AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of October 31, 2025, we have total operating lease obligations of $429 million recorded on our condensed consolidated balance sheet.
As of October 31, 2025, our commitments to purchase products, components, cloud hosting and other services totaled $6.8 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of October 31, 2025, we have total contingent consideration obligation of $380 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements and Note 7. Acquisition in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our contingent consideration obligation.
On July 30, 2025, we entered into a definitive agreement to acquire CyberArk. The acquisition is expected to close during the third quarter of our fiscal 2026, subject to the satisfaction of customary closing conditions. Under the terms of the definitive agreement, CyberArk shareholders will receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. This represents an equity value for CyberArk of approximately $25 billion based on the unaffected 10-day average daily volume-weighted average trading prices of our common stock as of July 25, 2025. We expect to fund the cash portion of the consideration with our cash on hand. Refer to Part II, Item 1A “Risk Factors” and Note 7. Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the acquisition.

CASH FLOWS
The following table summarizes our cash flows for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$1,771	$1,510
Net cash used in investing activities	(983)	(544)
Net cash provided by (used in) financing activities	8	(220)
Net increase in cash, cash equivalents, and restricted cash	$796	$746
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
Cash provided by operating activities during the three months ended October 31, 2025 was $1.8 billion, an increase of $261 million compared to the same period in 2024. The increase was primarily due to growth of our business as reflected by increases in collections during the three months ended October 31, 2025, partially offset by higher cash expenditure to support our business growth.
INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the three months ended October 31, 2025 was $1.0 billion, an increase of $439 million compared to the same period in 2024. The increase was primarily due to higher purchases of investments and lower proceeds from sales and maturities of investments, partially offset by a decrease in net cash payments for business acquisitions during the three months ended October 31, 2025.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, proceeds from sales of shares through employee equity incentive plans, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and payments of contingent consideration liability.
Cash provided by financing activities during the three months ended October 31, 2025 was $8 million, a change of $228 million compared to cash used in financing activities of $220 million during the same period in 2024. The change was primarily due to a decrease in cash used for repayments of our 2025 Notes which did not recur during the three months ended October 31, 2025 as a result of its maturity, partially offset by payments of our contingent consideration liability during the three months ended October 31, 2025.

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
We believe the critical accounting estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the item below, our assessment of our exposures to market risk has not changed materially from the disclosure set forth in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $139 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $142 million increase in the fair market value of the portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced growth and increased demand for our products and subscriptions over the last few years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2025 to the end of the first quarter of fiscal 2026, our headcount increased from 16,068 to 16,413 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 16% and 14% for the three months ended October 31, 2025 and 2024, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 82.5% of total revenue in the three months ended October 31, 2025 and 83.5% of total revenue in the three months ended October 31, 2024. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the three months ended October 31, 2025, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 42% of our total revenue. As of October 31, 2025, three distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 45% of our gross accounts receivable.

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
•the making, approval, expiration, termination or receipt of, as applicable, all applicable filings, registrations, waiting periods (or extensions of waiting periods) and approvals under specified antitrust and foreign investment laws; and
•the absence of governmental restraints or prohibitions preventing the consummation of the proposed acquisition.
No assurance can be given that the required governmental and regulatory consents and approvals will be obtained or that any of the required conditions to closing will be satisfied in a timely manner or at all. As a result, although it is currently anticipated that we will complete the acquisition of CyberArk during the third quarter of our fiscal 2026, the possible timing and likelihood of completion are uncertain. There can be no assurance that the acquisition of CyberArk will be completed in the anticipated timeframe or at all. Any delay in completing the proposed acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits and synergies that we anticipate to achieve if the proposed acquisition were to be successfully completed within its expected time frame.

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
The failure or inability to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, under limited circumstances, we or CyberArk may elect to terminate the definitive agreement or we and CyberArk may mutually decide to terminate the definitive agreement. A termination of the definitive agreement could materially and adversely affect our business, results of operations and reputation.
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
A security breach or incident, or an attack against our service availability suffered by us, or our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. In addition, the information stored or otherwise processed on our networks, or those of our third-party service providers, has previously been, and could in the future be, accessed, publicly disclosed, altered, lost, stolen, rendered unavailable, or otherwise used or processed without authorization, which could subject us to liability and cause us financial harm. Any actual or perceived breach of security in our systems or networks, or any other actual or perceived data security incident we or our third-party service providers suffer, could result in significant damage to our reputation, negative publicity, loss of channel partners, end-customers, and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, demands, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating, and putting in place additional tools, devices, and other measures designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement, and, after post-trial motions, a judgment was issued in the lawsuit on October 3, 2024 assessing a lump sum damages amount of $114 million, plus statutory interest, which is currently on appeal. Additional examples of patent infringement cases have been disclosed in Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•political, economic, and social uncertainty around the world, health risks such as epidemics and pandemics, macroeconomic challenges, terrorist activities, the Russia-Ukraine war, tensions between China and Taiwan, the hostilities in Israel and the surrounding region, and continued hostilities in the Middle East;
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
We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated revenue and operating expenditures. As of October 31, 2025, the total notional amount of our outstanding foreign currency forward contracts was $1.3 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
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
A wide variety of laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in jurisdictions where we and our customers operate. Compliance with these laws and regulations is difficult and costly. These laws and regulations are also subject to frequent, inconsistent and unexpected changes; new, modified or additional laws or regulations may be adopted; and rulings that invalidate prior laws, regulations, or interpretations of such laws or regulations may be issued. For example, we are subject to the E.U. General Data Protection Regulation (“E.U. GDPR”) and the U.K. General Data Protection Regulation (“U.K. GDPR,” and collectively the “GDPR”), each of which imposes stringent data protection requirements, provides for costly penalties for noncompliance (up to the greater of (a) €20 million under the E.U. GDPR or £17.5 million under the U.K. GDPR, and (b) 4% of annual worldwide turnover), and confers the right upon data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

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
In addition, the U.K. government enacted the U.K. Data (Use and Access) Act 2025 on June 19, 2025, which includes changes to the U.K.’s data protection regime that cause it to deviate from the GDPR. This creates new compliance challenges and uncertainty, including with respect to the European Commission’s adequacy determination for the U.K.’s data protection regime.
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
Our restated certificate of incorporation authorizes us to issue up to 2.0 billion shares of common stock and up to 100 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into or exchangeable for shares of our common stock from time to time in connection with a financing or other capital raising, acquisition, investment, our stock incentive plans, the settlement of our 2025 Warrants, or otherwise. Any such issuance, including in connection with the proposed CyberArk acquisition, could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of October 31, 2025, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2026 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, other natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, epidemics and pandemics, or other geopolitical unrest could affect our supply chain, manufacturers, logistics providers, channel partners, end-customers, or the economy as a whole, and such disruption could impact our shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and operating results would be adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. We subsequently announced additional increases to this share repurchase program, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of October 31, 2025. The expiration date of this repurchase authorization was extended to December 31, 2026, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended October 31, 2025, we did not repurchase any shares pursuant to our share repurchase program.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the first quarter of fiscal 2026. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan Was Terminated	Expiration Date	Total Amount of Common Stock to Be Sold Under the Plan
William “BJ” Jenkins	President	September 26, 2025	Not applicable	June 15, 2026	7,122
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of fiscal 2026.

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

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended October 31, 2025 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 19, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 19, 2025

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)