Form 10-Q
period 2026-01-31
Palo Alto Networks Inc
filed 2026-02-18
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 11, 2026 was 816 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	January 31, 2026	July 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,158	$2,269
Short-term investments	378	635
Accounts receivable, net of allowance for credit losses of $13 and $10 as of January 31, 2026 and July 31, 2025, respectively	2,116	2,965
Short-term financing receivables, net	672	715
Short-term deferred contract costs	424	419
Prepaid expenses and other current assets	621	520
Total current assets	8,369	7,523
Property and equipment, net	485	387
Operating lease right-of-use assets	368	347
Long-term investments	3,362	5,555
Long-term financing receivables, net	870	1,002
Long-term deferred contract costs	526	586
Goodwill	6,931	4,567
Intangible assets, net	1,249	763
Deferred tax assets	2,392	2,424
Other assets	427	422
Total assets	$24,979	$23,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$262	$232
Accrued compensation	562	608
Accrued and other liabilities	937	846
Deferred revenue	6,248	6,302
Total current liabilities	8,009	7,988
Long-term deferred revenue	6,181	6,450
Deferred tax liabilities	75	89
Long-term operating lease liabilities	372	338
Other long-term liabilities	949	887
Total liabilities	15,586	15,752
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100 shares authorized; none issued and outstanding as of January 31, 2026 and July 31, 2025	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000 shares authorized; 703 and 668 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	6,097	5,292
Accumulated other comprehensive income	46	48
Retained earnings	3,250	2,484
Total stockholders’ equity	9,393	7,824
Total liabilities and stockholders’ equity	$24,979	$23,576
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Revenue:
Product	$514	$421	$948	$775
Subscription and support	2,080	1,836	4,120	3,621
Total revenue	2,594	2,257	5,068	4,396
Cost of revenue:
Product	115	101	204	176
Subscription and support	570	498	1,119	977
Total cost of revenue	685	599	1,323	1,153
Total gross profit	1,909	1,658	3,745	3,243
Operating expenses:
Research and development	511	505	1,039	986
Sales and marketing	823	758	1,643	1,478
General and administrative	178	154	357	252
Total operating expenses	1,512	1,417	3,039	2,716
Operating income	397	241	706	527
Interest expense	—	(1)	—	(2)
Other income, net	152	85	255	168
Income before income taxes	549	325	961	693
Provision for income taxes	117	58	195	75
Net income	$432	$267	$766	$618
Net income per share, basic	$0.61	$0.41	$1.10	$0.94
Net income per share, diluted	$0.61	$0.38	$1.07	$0.87
Weighted-average shares used to compute net income per share, basic	704	659	695	657
Weighted-average shares used to compute net income per share, diluted	711	709	713	709

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in millions)
	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net income	$432	$267	$766	$618
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	(26)	(5)	(1)	(8)
Cash flow hedges:
Change in unrealized gains (losses)	16	(9)	23	(9)
Net realized (gains) losses reclassified into earnings	(11)	4	(24)	5
Net change on cash flow hedges	5	(5)	(1)	(4)
Other comprehensive loss	(21)	(10)	(2)	(12)
Comprehensive income	$411	$257	$764	$606

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended January 31, 2026
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2025	692	$5,780	$67	$2,818	$8,665
Net income	—	—	—	432	432
Other comprehensive loss	—	—	(21)	—	(21)
Issuance of common stock in connection with employee equity incentive plans	2	9	—	—	9
Taxes paid related to net share settlement of equity awards	—	(108)	—	—	(108)
Share-based compensation for equity-based awards	—	307	—	—	307
Replacement awards related to a business acquisition	2	109	—	—	109
Settlement of warrants	7	—	—	—	—
Balance as of January 31, 2026	703	$6,097	$46	$3,250	$9,393

	Three Months Ended January 31, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	655	$4,215	$(4)	$1,701	$5,912
Net income	—	—	—	267	267
Other comprehensive loss	—	—	(10)	—	(10)
Issuance of common stock in connection with employee equity incentive plans	5	37	—	—	37
Taxes paid related to net share settlement of equity awards	—	(156)	—	—	(156)
Share-based compensation for equity-based awards	—	325	—	—	325
Settlement of convertible notes	2	—	—	—	—
Settlement of note hedges	(2)	—	—	—	—
Balance as of January 31, 2025	660	$4,421	$(14)	$1,968	$6,375

	Six Months Ended January 31, 2026
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	668	$5,292	$48	$2,484	$7,824
Net income	—	—	—	766	766
Other comprehensive loss	—	—	(2)	—	(2)
Issuance of common stock in connection with employee equity incentive plans	6	138	—	—	138
Taxes paid related to net share settlement of equity awards	—	(109)	—	—	(109)
Share-based compensation for equity-based awards	—	667	—	—	667
Replacement awards related to a business acquisition	2	109	—	—	109
Settlement of warrants	27	—	—	—	—
Balance as of January 31, 2026	703	$6,097	$46	$3,250	$9,393

	Six Months Ended January 31, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	650	$3,821	$(2)	$1,350	$5,169
Net income	—	—	—	618	618
Other comprehensive loss	—	—	(12)	—	(12)
Issuance of common stock in connection with employee equity incentive plans	10	158	—	—	158
Taxes paid related to net share settlement of equity awards	—	(178)	—	—	(178)
Share-based compensation for equity-based awards	—	620	—	—	620
Settlement of convertible notes	6	—	—	—	—
Settlement of note hedges	(6)	—	—	—	—
Balance as of January 31, 2025	660	$4,421	$(14)	$1,968	$6,375
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Six Months Ended January 31,
	2026	2025
Cash flows from operating activities
Net income	$766	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	671	615
Deferred income taxes	14	(317)
Depreciation and amortization	180	171
Amortization of deferred contract costs	261	225
Amortization of debt issuance costs	—	1
Change in fair value of contingent consideration liability	(10)	16
Reduction of operating lease right-of-use assets	35	32
Amortization of investment premiums, net of accretion of purchase discounts	(52)	(26)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	864	1,123
Financing receivables, net	175	(11)
Deferred contract costs	(206)	(193)
Prepaid expenses and other assets	(45)	89
Accounts payable	40	33
Accrued compensation	(47)	(63)
Accrued and other liabilities	23	1
Deferred revenue	(344)	(247)
Net cash provided by operating activities	2,325	2,067
Cash flows from investing activities
Purchases of investments	(1,925)	(1,732)
Proceeds from sales of investments	2,816	645
Proceeds from maturities of investments	1,609	753
Business acquisitions, net of cash and restricted cash acquired	(2,578)	(499)
Purchases of property, equipment, and other assets	(254)	(92)
Net cash used in investing activities	(332)	(925)
Cash flows from financing activities
Repayments of convertible senior notes	—	(432)
Proceeds from sales of shares through employee equity incentive plans	138	158
Payments for taxes related to net share settlement of equity awards	(109)	(178)
Payments of contingent consideration liability	(135)	—
Net cash used in financing activities	(106)	(452)
Net increase in cash, cash equivalents, and restricted cash	1,887	690
Cash, cash equivalents, and restricted cash—beginning of period	2,279	1,547
Cash, cash equivalents, and restricted cash—end of period	$4,166	$2,237
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$4,158	$2,226
Restricted cash included in prepaid expenses and other current assets	4	11
Restricted cash included in other assets	4	—
Total cash, cash equivalents, and restricted cash	$4,166	$2,237
Non-cash investing and financing activities
Equity consideration for a business acquisition	$(109)	$—
Contingent consideration for a business acquisition	$—	$(649)
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
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended January 31, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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
Hedge Accounting Improvements
In November 2025, the FASB issued authoritative guidance that clarifies and improves the existing hedge accounting guidance to better reflect the economics of an entity’s risk management activities. The standard is effective for our annual and interim periods beginning in the first quarter of fiscal 2028 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Revenue:
Americas
United States	$1,588	$1,400	$3,114	$2,744
Other Americas	124	102	239	200
Total Americas	1,712	1,502	3,353	2,944
Europe, the Middle East, and Africa (“EMEA”)	560	480	1,081	922
Asia Pacific and Japan (“APAC”)	322	275	634	530
Total revenue	$2,594	$2,257	$5,068	$4,396
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Revenue:
Product	$514	$421	$948	$775
Subscription and support
Subscription	1,404	1,233	2,768	2,425
Support	676	603	1,352	1,196
Total subscription and support	2,080	1,836	4,120	3,621
Total revenue	$2,594	$2,257	$5,068	$4,396
Deferred Revenue
During the six months ended January 31, 2026 and 2025, we recognized approximately $3.5 billion and $3.1 billion of revenue pertaining to amounts that were deferred as of July 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Remaining performance obligations were $16.0 billion as of January 31, 2026, of which we expect to recognize as revenue approximately $7.1 billion over the next 12 months and the remainder thereafter.

3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and July 31, 2025 (in millions):

	January 31, 2026				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,395	$—	$—	$1,395	$1,206	$—	$—	$1,206
Certificates of deposit	—	14	—	14	—	—	—	—
Commercial paper	—	912	—	912	—	169	—	169
Corporate debt securities	—	17	—	17	—	—	—	—
U.S. government and agency securities	—	885	—	885	—	—	—	—
Total cash equivalents	1,395	1,828	—	3,223	1,206	169	—	1,375
Short-term investments:
Certificates of deposit	—	3	—	3	—	—	—	—
Commercial paper	—	57	—	57	—	15	—	15
Corporate debt securities	—	280	—	280	—	584	—	584
U.S. government and agency securities	—	13	—	13	—	6	—	6
Non-U.S. government and agency securities	—	—	—	—	—	3	—	3
Asset-backed securities	—	9	—	9	—	22	—	22
Total short-term investments	—	362	—	362	—	630	—	630
Long-term investments:
Corporate debt securities	—	2,583	—	2,583	—	4,050	—	4,050
U.S. government and agency securities	—	17	—	17	—	164	—	164
Non-U.S. government and agency securities	—	—	—	—	—	26	—	26
Asset-backed securities	—	762	—	762	—	1,315	—	1,315
Total long-term investments	—	3,362	—	3,362	—	5,555	—	5,555
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	80	—	80	—	58	—	58
Total prepaid expenses and other current assets	—	80	—	80	—	58	—	58
Other assets:
Foreign currency forward contracts	—	—	—	—	—	3	—	3
Total other assets	—	—	—	—	—	3	—	3
Total assets measured at fair value	$1,395	$5,632	$—	$7,027	$1,206	$6,415	$—	$7,621

	January 31, 2026				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Accrued and other liabilities:
Foreign currency forward contracts	$—	$4	$—	$4	$—	$4	$—	$4
Contingent consideration	—	—	157	157	—	—	276	276
Total accrued and other liabilities	—	4	157	161	—	4	276	280
Other long-term liabilities:
Contingent consideration	—	—	212	212	—	—	238	238
Total other long-term liabilities	—	—	212	212	—	—	238	238
Total liabilities measured at fair value	$—	$4	$369	$373	$—	$4	$514	$518
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
The following table presents a reconciliation of our contingent consideration liability (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Contingent consideration liability at the beginning of the period	$380	$655	$514	$—
Initial valuation on the acquisition date	—	—	—	649
Change in fair value	3	10	(10)	16
Payments	(14)	—	(135)	—
Contingent consideration liability at the end of the period	$369	$665	$369	$665
The total estimated fair value of our financing receivables approximates their carrying amounts as of January 31, 2026 and July 31, 2025. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.

4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of January 31, 2026 and July 31, 2025 (in millions):

	January 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Certificates of deposit	$14	$—	$—	$14
Commercial paper	912	—	—	912
Corporate debt securities	17	—	—	17
U.S. government and agency securities	885	—	—	885
Total available-for-sale cash equivalents	$1,828	$—	$—	$1,828
Investments:
Certificates of deposit	$3	$—	$—	$3
Commercial paper	57	—	—	57
Corporate debt securities	2,820	43	—	2,863
U.S. government and agency securities	30	—	—	30
Asset-backed securities	762	9	—	771
Total available-for-sale investments	$3,672	$52	$—	$3,724

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$169	$—	$—	$169
Total available-for-sale cash equivalents	$169	$—	$—	$169
Investments:
Commercial paper	$15	$—	$—	$15
Corporate debt securities	4,588	47	(1)	4,634
U.S. government and agency securities	170	—	—	170
Non-U.S. government and agency securities	29	—	—	29
Asset-backed securities	1,328	9	—	1,337
Total available-for-sale investments	$6,130	$56	$(1)	$6,185
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended January 31, 2026 and 2025.

The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of January 31, 2026, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$2,189	$2,190
Due between one and three years	1,180	1,199
Due between three and five years	1,892	1,919
Due between five and ten years	110	111
Due after ten years	129	133
Total	$5,500	$5,552
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of January 31, 2026 and July 31, 2025, the carrying values of our marketable equity securities were $1.4 billion and $1.2 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three and six months ended January 31, 2026 and 2025.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of January 31, 2026 and July 31, 2025 (in millions):

	January 31, 2026	July 31, 2025
Short-term financing receivables, gross	$754	$806
Unearned income	(75)	(86)
Allowance for credit losses	(7)	(5)
Short-term financing receivables, net	$672	$715
Long-term financing receivables, gross	$937	$1,079
Unearned income	(58)	(69)
Allowance for credit losses	(9)	(8)
Long-term financing receivables, net	$870	$1,002
The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	January 31, 2026						July 31, 2025
	Fiscal Year of Origination						Fiscal Year of Origination
	2026	2025	2024	2023	2022	Total	2025	2024	2023	2022	2021	Total
1 to 4	$36	$257	$610	$156	$5	$1,064	$261	$732	$242	$9	$18	$1,262
5 to 6	129	172	169	14	—	484	174	226	50	—	—	450
7 to 10	—	—	3	7	—	10	—	4	14	—	—	18
Amortized cost basis of financing receivables	$165	$429	$782	$177	$5	$1,558	$435	$962	$306	$9	$18	$1,730
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the three and six months ended January 31, 2026 and 2025. Past due amounts on financing receivables were not material as of January 31, 2026 and July 31, 2025.

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
As of January 31, 2026 and July 31, 2025, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $523 million and $964 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025.
As of January 31, 2026, unrealized gains and losses in accumulated other comprehensive income (“AOCI”) related to our cash flow hedges were a $39 million net gain, of which $40 million in gains are expected to be recognized into earnings within the next 12 months. As of July 31, 2025, unrealized gains and losses in AOCI related to our cash flow hedges were a $40 million net gain.
As of January 31, 2026 and July 31, 2025, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $557 million and $504 million, respectively.
7. Acquisitions
Chronosphere, Inc.
On January 29, 2026, we completed our acquisition of Chronosphere, Inc. (“Chronosphere”), a privately-held observability technology company. The acquisition resulted in forming our observability platform. The total purchase consideration for the acquisition of Chronosphere was $3.0 billion, which consisted of the following (in millions):

Amount
Cash	$2,842
Fair value of replacement awards	109
Total	$2,951
As part of the acquisition, we issued $525 million of replacement equity awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation. The replacement equity awards included 2 million shares of our restricted common stock. These restricted common stock vest over a period of two to three years from the date of issuance.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$2,364
Identified intangible assets	565
Cash	57
Net liabilities assumed	(35)
Total	$2,951
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Chronosphere technology into our platforms. The goodwill is not deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$300	5 years
Customer relationships	255	6 years - 10 years
Trade name and trademarks	10	1 year
Total	$565

We have included the financial results of Chronosphere in our consolidated financial statements from the date of acquisition. Post-acquisition revenue and earnings of Chronosphere were not material to our condensed consolidated statements of operations for the three and six months ended January 31, 2026.
CyberArk Software Ltd.
On July 30, 2025, we entered into a definitive agreement to acquire CyberArk Software Ltd., an identity security company (“CyberArk”). Under the terms of the agreement, CyberArk shareholders were entitled to receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share.
On February 11, 2026, we completed the acquisition of CyberArk. Refer to 16. Subsequent Events for additional information. This acquisition will be accounted for as a business combination in the third quarter of fiscal 2026.
Additional Acquisition-Related Information
The following unaudited pro forma financial information summarizes the combined results of operations for Palo Alto Networks and Chronosphere, as though the companies were combined as of the beginning of our fiscal 2025 (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Total revenue	$2,643	$2,271	$5,158	$4,423
Net income	$286	$173	$535	$422
The unaudited pro forma financial information include adjustments attributable to our acquisition of Chronosphere, including amortization for intangible assets acquired and stock-based compensation expense from assumed replacement equity awards. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal 2025 or of the results of our future operations of the combined business.
Additional information related to our acquisitions, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
8. Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill
The following table presents details of our goodwill during the six months ended January 31, 2026 (in millions):

Amount
Balance as of July 31, 2025	$4,567
Goodwill acquired	2,364
Balance as of January 31, 2026	$6,931
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of January 31, 2026 and July 31, 2025 (in millions):

	January 31, 2026			July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$815	$(303)	$512	$536	$(274)	$262
Customer relationships	864	(151)	713	609	(123)	486
Acquired intellectual property	24	(10)	14	24	(9)	15
Trade name and trademarks	10	—	10	—	—	—
Other	—	—	—	1	(1)	—
Total purchased intangible assets	$1,713	$(464)	$1,249	$1,170	$(407)	$763

We recognized amortization expense of $39 million and $79 million for the three and six months ended January 31, 2026, respectively, and $45 million and $86 million for the three and six months ended January 31, 2025, respectively.
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of January 31, 2026 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Future amortization expense	$1,249	$130	$224	$199	$173	$156	$367
Other Long-lived assets
During the six months ended January 31, 2026, we purchased 14.5 acres of land adjacent to our headquarters in Santa Clara, California, for $91 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our condensed consolidated balance sheet as of January 31, 2026.
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
During the six months ended January 31, 2026, we net settled all of the 2025 Warrants with the issuance of 27 million shares of our common stock with a fair value of $5.6 billion, of which 7 million shares of our common stock with a fair value of $1.5 billion were issued during the three months ended January 31, 2026. The number of net shares issued was determined based on the number of 2025 Warrants exercised multiplied by the difference between the strike price of the 2025 Warrants and their daily volume-weighted-average stock price.
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
As of January 31, 2026, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.

10. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud hosting service providers, under which we are committed to minimum or fixed purchases of certain cloud hosting services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. Other purchase obligations include non-cancellable subscription agreements and other commitments in the normal course of business. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of January 31, 2026 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Cloud	$6,446	$65	$535	$1,078	$1,122	$1,148	$2,498
Manufacturing	198	176	22	—	—	—	—
Other	145	43	71	13	9	9	—
Total	$6,789	$284	$628	$1,091	$1,131	$1,157	$2,498
Additionally, we have a $104 million minimum purchase commitment with a cloud hosting service provider through September 2027 with no specified annual commitments.
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
As of January 31, 2026 and July 31, 2025, we accrued $149 million and $146 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding interest charge was $2 million and $3 million for the three and six months ended January 31, 2026, respectively. We recorded a charge of $1 million and a release of $42 million for the three and six months ended January 31, 2025, respectively. These amounts are included in general and administrative expense on our condensed consolidated statements of operations.
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

Eire OG Innovations. v. Palo Alto Networks
On April 3, 2024, Eire OG Innovations filed a lawsuit against us in the United States District Court for the Eastern District of Texas asserting infringement of multiple patents, certain of which were subsequently dismissed. The parties have resolved all pending matters between them as of December 2025. The amount paid by us to resolve these matters was not material.
11. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization under this share repurchase program to $4.1 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2026, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
We did not repurchase shares of our common stock during the three and six months ended January 31, 2026 and 2025.
As of January 31, 2026, $1.0 billion remained available for future share repurchases under our current repurchase authorization.
12. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the six months ended January 31, 2026 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2025	13	$143.33	$2,285	9	$140.92	$1,635
Granted(1)(2)	5	$200.15		4	$186.49
Vested(3)	(3)	$126.28		(3)	$151.12
Forfeited	(1)	$146.80		(2)	$143.61
Balance—January 31, 2026	14	$168.38	$2,533	8	$155.96	$1,464
(1)For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)Includes 1 million RSUs assumed in connection with the acquisition of Chronosphere, with a weighted-average grant-date fair value of $176.20 per share for the six months ended January 31, 2026.
(3)Includes time-based vesting for PSUs.
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
During the six months ended January 31, 2026, we granted 3 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of January 31, 2026, we have approved 3 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.

The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,	Six Months Ended January 31,
	2025	2026	2025
Volatility	43.5% - 43.9%	36.6% - 42.6%	43.5% - 47.6%
Expected term (in years)	1.7 - 2.7	1.0 - 3.0	1.0 - 2.9
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.2% - 4.2%	3.6% - 3.9%	3.7% - 4.5%
Grant-date fair value per share	$287.98 - $291.91	$226.06 - $261.62	$264.51 - $305.83
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of January 31, 2026 and July 31, 2025, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.
The following table summarizes the PSO activity under our stock plans during the six months ended January 31, 2026 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2025	1	$32.76	0.5	$197
Exercised	(1)	$32.76
Balance—January 31, 2026	—	$—	0.0	$—
Exercisable—January 31, 2026	—	$—	0.0	$—
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Cost of product revenue	$1	$2	$2	$3
Cost of subscription and support revenue	32	32	64	63
Research and development	116	139	271	277
Sales and marketing	98	90	200	166
General and administrative	54	57	134	106
Total share-based compensation	$301	$320	$671	$615
As of January 31, 2026, total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years.
13. Income Taxes
Our income taxes primarily consist of U.S. and foreign income taxes and our effective tax rates differ from the U.S. statutory tax rate primarily due to the excess tax benefits from share-based compensation.
For the three and six months ended January 31, 2026, our provision for income taxes reflected effective tax rates of 21.3% and 20.3%, respectively. For the three and six months ended January 31, 2025, our provision for income taxes reflected effective tax rates of 17.7% and 10.9%, respectively. Our effective tax rates for the three and six months ended January 31, 2026 increased as compared to the same periods in 2025 primarily due to decreased excess tax benefits from share-based compensation relative to our increased business profits.

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
The following table presents the computation of basic and diluted net income per share of common stock (in millions, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net income	$432	$267	$766	$618

Weighted-average shares used to compute net income per share, basic	704	659	695	657
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	—	9	—	10
Warrants related to the issuance of convertible senior notes	1	26	10	25
Employee equity incentive plans	6	15	8	17
Weighted-average shares used to compute net income per share, diluted	711	709	713	709

Net income per share, basic	$0.61	$0.41	$1.10	$0.94
Net income per share, diluted	$0.61	$0.38	$1.07	$0.87
The following securities were excluded from the computation of diluted net income per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Employee equity incentive plans	6	6	4	5
15. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Interest income	$109	$87	$214	$173
Foreign currency exchange gains (losses), net	(16)	2	(27)	(6)
Other, net	59	(4)	68	1
Total other income, net	$152	$85	$255	$168

16. Subsequent Events
CyberArk Software Ltd.
On February 11, 2026, we completed the acquisition of CyberArk for $2.3 billion in cash and 112 million shares of our common stock. The cash portion of the consideration was funded with our cash on hand. We also assumed certain unvested outstanding equity awards held by CyberArk employees under certain of CyberArk’s share incentive plans.
Koi Security Ltd.
On February 16, 2026, we entered into a definitive agreement to acquire Koi Security Ltd., a privately-held endpoint posture management company (“Koi Security”), in exchange for total consideration of $300 million in cash and replacement awards, subject to adjustments. We expect the acquisition to expand the capabilities of our security operations platform. The acquisition of Koi Security is expected to close during the second half of our fiscal 2026, subject to the satisfaction of closing conditions, including regulatory clearance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements concerning the following: expectations regarding the cybersecurity landscape; expectations regarding our platformization strategy and related progress and opportunities; expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy; expectations regarding artificial intelligence; expectations regarding our strategic partnerships; expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; expectations that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations relating to our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire, including with respect to our acquisition of CyberArk Software Ltd. and our expectations regarding the benefits and synergies of the acquisition; expectations regarding contingent consideration obligations; statements regarding our competition, including the expanded scope of our competitors as a result of acquisitions; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel and the surrounding regions, inflation, interest rate levels, public or administration policies, trade regulations, trade policy, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of litigation or regulatory developments involving us or affecting our industry; and other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and six months ended January 31, 2026 to the three and six months ended January 31, 2025.
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
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex® platform. These include Cortex XSIAM®, for AI-powered security operations replacing traditional SIEM tools; Cortex XDR®, for the prevention, detection, and response to complex cybersecurity attacks; Cortex XSOAR®, for security orchestration, automation, and response (“SOAR”); and Cortex Xpanse®, for ASM. Additionally, Cortex XSIAM integrates with the Chronosphere Telemetry Pipeline to ingest and optimize massive data volumes, promoting cost-effective scaling of autonomous operations.
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

Observability
Chronosphere, our next-generation observability platform, delivers real-time visibility and monitoring across cloud-native infrastructure, applications, and AI workloads. Purpose-built to handle the massive data volumes of the AI era, Chronosphere enables organizations to maintain system resilience and uptime with high cost-efficiency and reliability.
•Chronosphere Platform. Our observability platform provides comprehensive visibility into complex digital environments and automated troubleshooting of issues. It allows customers to transition from passive monitoring to proactive management of their entire digital estate.
•Chronosphere Telemetry Pipeline. Our telemetry pipeline acts as an intelligent control layer that filters, transforms, and routes data. This helps reduce data volumes, enabling customers to cost-effectively scale their security and observability posture.
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
For the second quarter of fiscal 2026 and 2025, total revenue was $2.6 billion and $2.3 billion, respectively, representing year-over-year growth of 15%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of January 31, 2026, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.
Our product revenue grew to $514 million, or 19.8% of total revenue, for the second quarter of fiscal 2026, representing year-over-year growth of 22%. Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall and software licenses, including SD-WAN, VM-Series, and Panorama®. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our hardware products is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $2.1 billion, or 80.2% of total revenue, for the second quarter of fiscal 2026, representing year-over-year growth of 13%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, cloud security access broker and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-powered Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, ASM, and CNAPP for comprehensive cloud security. In connection with our acquisition of Chronosphere, Inc. (“Chronosphere”) in January 2026, our subscriptions also include a next-generation observability platform for cloud-native infrastructure and applications as well as telemetry pipeline management that is designed to handle vast cloud data volumes with cost-efficiency and reliability. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewalls, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these firewalls, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, and digital forensic services.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of and investment in new features and products are essential to meeting the needs of our end-customers and improving our competitive position. On February 11, 2026, we completed the acquisition of CyberArk Software Ltd. (“CyberArk”), forming our next-generation identity security platform. Additionally, on January 29, 2026, we completed the acquisition of Chronosphere, forming our next-generation observability platform.

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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Changes in legislation or regulations and actions by regulators, including changes in enforcement and administration policies, may have an impact on our results of operations and financial condition. Significant changes in U.S. or global trade policy, including further expansion of U.S. export/imports controls and tariffs, as well as retaliatory actions by other countries, may materially and adversely affect our business. Further, economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, such as a memory or other component shortage, impacts of trade regulations or international trade disputes, and other conditions, may adversely affect our results of operations and financial performance.
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

	January 31, 2026	July 31, 2025

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$6.3	$5.6
Remaining performance obligations	$16.0	$15.8

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(dollars in millions)
Total revenue	$2,594	$2,257	$5,068	$4,396
Total revenue year-over-year percentage increase	15%	14%	15%	14%
Gross margin	73.6%	73.5%	73.9%	73.8%
Operating income	$397	$241	$706	$527
Operating margin	15.3%	10.6%	13.9%	12.0%
Cash flow provided by operating activities			$2,325	$2,067
Free cash flow (non-GAAP)			$2,071	$1,975

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
•Free Cash Flow (non-GAAP). We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, and other assets. We consider free cash flow to be an operating metric as well as a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Six Months Ended January 31,
	2026	2025

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$2,325	$2,067
Less: purchases of property, equipment, and other assets	254	92
Free cash flow (non-GAAP)	$2,071	$1,975
Net cash used in investing activities	$(332)	$(925)
Net cash used in financing activities	$(106)	$(452)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,				Six Months Ended January 31,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$514	19.8%	$421	18.7%	$948	18.7%	$775	17.6%
Subscription and support	2,080	80.2%	1,836	81.3%	4,120	81.3%	3,621	82.4%
Total revenue	2,594	100.0%	2,257	100.0%	5,068	100.0%	4,396	100.0%
Cost of revenue:
Product	115	4.4%	101	4.5%	204	4.0%	176	4.0%
Subscription and support	570	22.0%	498	22.0%	1,119	22.1%	977	22.2%
Total cost of revenue(1)	685	26.4%	599	26.5%	1,323	26.1%	1,153	26.2%
Total gross profit	1,909	73.6%	1,658	73.5%	3,745	73.9%	3,243	73.8%
Operating expenses:
Research and development	511	19.7%	505	22.4%	1,039	20.5%	986	22.4%
Sales and marketing	823	31.7%	758	33.7%	1,643	32.5%	1,478	33.7%
General and administrative	178	6.9%	154	6.8%	357	7.0%	252	5.7%
Total operating expenses(1)	1,512	58.3%	1,417	62.9%	3,039	60.0%	2,716	61.8%
Operating income	397	15.3%	241	10.6%	706	13.9%	527	12.0%
Interest expense	—	—%	(1)	—%	—	—%	(2)	—%
Other income, net	152	5.9%	85	3.8%	255	5.1%	168	3.8%
Income before income taxes	549	21.2%	325	14.4%	961	19.0%	693	15.8%
Provision for income taxes	117	4.5%	58	2.6%	195	3.9%	75	1.7%
Net income	$432	16.7%	$267	11.8%	$766	15.1%	$618	14.1%
(1) Includes share-based compensation as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

	(in millions)
Cost of product revenue	$1	$2	$2	$3
Cost of subscription and support revenue	32	32	64	63
Research and development	116	139	271	277
Sales and marketing	98	90	200	166
General and administrative	54	57	134	106
Total share-based compensation	$301	$320	$671	$615

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$514	$421	$93	22%	$948	$775	$173	22%
Product revenue increased for the three and six months ended January 31, 2026 compared to the same periods in 2025, driven by increased revenue from software licenses and increased demand for our new generation of hardware products.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,404	$1,233	$171	14%	$2,768	$2,425	$343	14%
Support	676	603	73	12%	1,352	1,196	156	13%
Total subscription and support	$2,080	$1,836	$244	13%	$4,120	$3,621	$499	14%
Subscription and support revenue increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 due to increased demand for our subscription and support offerings from our end-customers. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.

REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$1,712	$1,502	$210	14%	$3,353	$2,944	$409	14%
Europe, the Middle East, and Africa (“EMEA”)	560	480	80	17%	1,081	922	159	17%
Asia Pacific and Japan (“APAC”)	322	275	47	17%	634	530	104	20%
Total revenue	$2,594	$2,257	$337	15%	$5,068	$4,396	$672	15%
Revenue from the Americas, EMEA, and APAC increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$115	$101	$14	14%	$204	$176	$28	16%
Cost of product revenue increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to increased demand for our hardware products and higher tariff costs, partially offset by a decrease in inventory excess and obsolete charges.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$570	$498	$72	14%	$1,119	$977	$142	15%
Cost of subscription and support revenue increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $48 million and $97 million for the three and six months ended January 31, 2026, respectively, compared to the same periods in 2025. Personnel costs grew $11 million and $25 million for the three and six months ended January 31, 2026, respectively, compared to the same periods in 2025, primarily due to headcount growth.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026		2025		2026		2025
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$399	77.6%	$320	76.0%	$744	78.5%	$599	77.3%
Subscription and support	1,510	72.6%	1,338	72.9%	3,001	72.8%	2,644	73.0%
Total gross profit	$1,909	73.6%	$1,658	73.5%	$3,745	73.9%	$3,243	73.8%
Product gross margin increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to continued shift in our product revenue mix toward software, and a decrease in inventory excess and obsolete charges, partially offset by a decrease in gross margin on our hardware products.
Subscription and support gross margin were flat for the three and six months ended January 31, 2026 compared to the same periods in 2025.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of January 31, 2026, we expect to recognize approximately $2.9 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$511	$505	$6	1%	$1,039	$986	$53	5%
Research and development expense was relatively flat for the three months ended January 31, 2026 compared to the same period in 2025. Research and development expense increased for the six months ended January 31, 2026 compared to the same period in 2025 primarily due to increased personnel costs, which grew $41 million for the six months ended January 31, 2026 compared to the same period in 2025, largely due to headcount growth.
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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$823	$758	$65	9%	$1,643	$1,478	$165	11%
Sales and marketing expense increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to increased personnel costs, which grew $69 million and $154 million for the three and six months ended January 31, 2026, respectively, compared to the same periods in 2025, largely due to headcount growth.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$178	$154	$24	16%	$357	$252	$105	42%
General and administrative expense increased for the three months ended January 31, 2026 compared to the same period in 2025 primarily due to an increase in acquisition-related costs. General and administrative expense increased for the six months ended January 31, 2026 compared to the same period in 2025 primarily due to the partial release of litigation-related accrual of $42 million during the six months ended January 31, 2025. The increase in general and administrative expense for the six months ended January 31, 2026 was further driven by increased personnel costs, which grew $43 million, largely due to increased share-based compensation and headcount growth.
INTEREST EXPENSE
Interest expense consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$—	$1	$(1)	(100)%	$—	$2	$(2)	(100)%
Interest expense decreased for the three and six months ended January 31, 2026 compared to the same periods in 2025 due to the maturity of our 2025 Notes in June 2025. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.
OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, and gains and losses from foreign currency remeasurement and foreign currency transactions.

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$152	$85	$67	79%	$255	$168	$87	52%
Other income, net increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to higher interest income as a result of higher average cash, cash equivalents, and investment balances for the three and six months ended January 31, 2026 compared to the same periods in 2025. The increase was further driven by increased gains on sales of our investments to fund recent acquisitions.

PROVISION FOR INCOME TAXES
Provision for income taxes consists primarily of U.S. and foreign income taxes. Our effective tax rate during the three and six months ended January 31, 2026 was lower than our statutory tax rate primarily due to excess tax benefits from share-based compensation. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended January 31,				Six Months Ended January 31,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$117	$58	$59	102%	$195	$75	$120	160%
Effective tax rate	21.3%	17.7%			20.3%	10.9%
Our provision for income taxes for the three and six months ended January 31, 2026 was primarily due to U.S. and foreign income taxes. Our effective tax rate increased for the three and six months ended January 31, 2026 compared to the same periods in 2025 primarily due to decreased excess tax benefits from share-based compensation relative to our increased business profits. Refer to Note 13. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources

	January 31, 2026	July 31, 2025

	(in millions)
Working capital (deficit)	$360	$(465)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$4,158	$2,269
Investments	3,740	6,190
Total cash, cash equivalents, and investments	$7,898	$8,459
As of January 31, 2026, our total cash, cash equivalents, and investments of $7.9 billion were held for general corporate purposes. As of January 31, 2026, we had no unremitted earnings when evaluating our outside basis difference relating to our U.S. investment in foreign subsidiaries. However, there could be local withholding taxes due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes that would be payable upon remittance of these lower tier earnings are not material.
DEBT
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals. As of January 31, 2026, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization to $4.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of January 31, 2026, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2026, and may be suspended or discontinued at any time without prior notice. Refer to Note 11. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.

CONTRACTUAL OBLIGATIONS AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2036. As of January 31, 2026, we have total operating lease obligations of $459 million recorded on our condensed consolidated balance sheet.
As of January 31, 2026, our commitments to purchase products, components, cloud hosting and other services totaled $6.9 billion. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of January 31, 2026, we have total contingent consideration obligation of $369 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our contingent consideration obligation.
On July 30, 2025, we entered into a definitive agreement to acquire CyberArk. Under the terms of the definitive agreement, CyberArk shareholders were entitled to receive $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. On February 11, 2026, we completed the acquisition of CyberArk for $2.3 billion in cash and 112 million shares of our common stock. The cash portion of the consideration was funded with our cash on hand. Refer to Part II, Item 1A “Risk Factors” and Note 7. Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the acquisition.
CASH FLOWS
The following table summarizes our cash flows for the six months ended January 31, 2026 and 2025:

	Six Months Ended January 31,
	2026	2025

	(in millions)
Net cash provided by operating activities	$2,325	$2,067
Net cash used in investing activities	(332)	(925)
Net cash used in financing activities	(106)	(452)
Net increase in cash, cash equivalents, and restricted cash	$1,887	$690
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
Cash provided by operating activities during the six months ended January 31, 2026 was $2.3 billion, an increase of $258 million compared to the same period in 2025. The increase was primarily due to growth of our business as reflected by increases in collections during the six months ended January 31, 2026, partially offset by higher cash expenditure to support our business growth.

INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the six months ended January 31, 2026 was $332 million, a decrease of $593 million compared to the same period in 2025. The decrease was primarily due to higher proceeds from sales and maturities of investments, partially offset by an increase in net cash payments for business acquisitions during the six months ended January 31, 2026.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, proceeds from sales of shares through employee equity incentive plans, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and payments of contingent consideration liability.
Cash used in financing activities during the six months ended January 31, 2026 was $106 million, a decrease of $346 million compared to the same period in 2025. The decrease was primarily due to a decrease in cash used for repayments of our 2025 Notes which did not recur during the six months ended January 31, 2026 as a result of its maturity, partially offset by payments of our contingent consideration liability during the six months ended January 31, 2026.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 31, 2026, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $81 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $84 million increase in the fair market value of the portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We face intense competition and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•We have acquired and may in the future acquire other businesses, which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions, and may dilute stockholder value.
•As a result of the CyberArk acquisition, the scope and size of our business has substantially changed, which resulted in certain incremental risks, including increased competition.

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
•The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, convertible notes, or otherwise will dilute stock held by all other stockholders.
•We may not have the ability to raise the funds necessary to settle conversions of the CyberArk Notes, repurchase the CyberArk Notes upon a fundamental change, or repay the CyberArk Notes in cash at their maturity, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the CyberArk Notes.
•The capped call transactions may affect the value of the CyberArk Notes and our common stock.

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
We have experienced growth and increased demand for our products and subscriptions over recent years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2025 to the end of the second quarter of fiscal 2026, our headcount increased from 16,068 to 17,027 employees. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 15% and 14% for the six months ended January 31, 2026 and 2025, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 81.3% of total revenue in the six months ended January 31, 2026 and 82.4% of total revenue in the six months ended January 31, 2025. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the six months ended January 31, 2026, three distributors individually represented 10% or more of our total revenue and in the aggregate represented 42% of our total revenue. As of January 31, 2026, three distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 46% of our gross accounts receivable.

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

We face intense competition and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The industry for enterprise security products and the other spaces in which we have offerings is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. Our main competitors fall into four categories:
•large companies that incorporate security or observability features in their products, such as Alphabet, Cisco, and Microsoft or those that have acquired, or may acquire, security vendors and have the technical and financial resources to bring competitive solutions to the market;
•independent vendors that may offer a mix of security products, such as CheckPoint, Crowdstrike, Delinea, Fortinet, Okta, SailPoint, Wiz, and Zscaler, vendors that may offer a mix of observability products, such as DataDog, Dynatrace, and Elastic, or vendors that may offer a mix of security and observability products;
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
The maturity and expansion of the enterprise cybersecurity space may attract new players, such as enterprise software companies in related or adjacent industries. In addition, larger vendors, including the cloud hyperscalers and other cybersecurity companies with specialized or broad platforms, may meaningfully enter or further expand into additional cybersecurity categories, including the identity security category. This additional competition could adversely impact our business.
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

We have acquired and may in the future acquire other businesses, which could subject us to adverse claims or liabilities, require significant management attention, disrupt our business, adversely affect our operating results, may not result in the expected benefits of such acquisitions, and may dilute stockholder value.
As part of our business strategy, we acquire and make investments in complementary companies, products, or technologies. We continue to evaluate such opportunities and expect to continue to make such acquisitions and investments in the future. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, we may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, product, or technology, including claims from terminated employees, customers, former stockholders, or other third parties, which may differ from or be more significant than the risks our business faces.
If we are unsuccessful at integrating past or future acquisitions in a timely manner, or the technologies, products, or operations associated with such acquisitions, into our company, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may have difficulty retaining key personnel or customers of the acquired business. We may not successfully evaluate or utilize any acquired technology, products, or personnel, realize anticipated synergies from an acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. In particular, we believe that there are significant benefits and synergies that may be realized from our recent acquisitions of CyberArk and Chronosphere, including through leveraging our combined products, scale, and enterprise customer bases. However, the efforts to realize the anticipated benefits and synergies will be a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the recent acquisitions of CyberArk and Chronosphere, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all.
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
As a result of the CyberArk acquisition, the scope and size of our business has substantially changed, which resulted in certain incremental risks, including increased competition.
Our recent CyberArk acquisition has expanded the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business may impose significant added responsibilities on our senior management, and our senior management’s attention may be diverted from the management of our business and its day-to-day operations to the integration of the CyberArk acquisition. The integration process for CyberArk could create uncertainty for our and CyberArk’s employees, partners, and customers and result in disruption to existing business relationships and the development of new business relationships.
Our success, including with respect to realizing the anticipated benefits and synergies from the CyberArk acquisition, will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of CyberArk into our existing business in a timely and efficient manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners. In addition, we will be required to devote significant attention and resources to successfully align our and CyberArk’s business practices and operations. This process may disrupt our business and, if ineffective, would limit the anticipated benefits and synergies of the acquisition.
In addition, we expect that the CyberArk acquisition will result in increased competition, including, as a result of our entry into a new product category. The identity security industry is characterized by constant innovation, evolving customer requirements, and rapid adoption of different technologies and services. These added competitive pressures could result in decreased sales, price reductions, increased operating costs, and lower revenues, margins and net income for the combined company. These impacts could also result in a delay in realizing, or our failure to realize, expected synergies or cost savings from the CyberArk acquisition.

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
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our hardware products could be delayed or halted, or we could be forced to expedite shipment of such components or our hardware products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, such as the recent increased demand for memory-related components, which changes could adversely impact our business or results of operations, including by resulting in lower gross margins. Because we do not have, for the most part, volume purchase contracts with our component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
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
We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated revenue and operating expenditures. As of January 31, 2026, the total notional amount of our outstanding foreign currency forward contracts was $1.1 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.

We face risks associated with having operations and employees located in Israel.
We have business operations in Israel, which meaningfully expanded as a result of the acquisition of CyberArk, and we intend to continue growing our presence in Israel. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows.
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
In addition, we are subject to federal privacy and security standards regarding the protection of individually identifiable health information under the Health Insurance Portability and Accountability Act as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPPA”) and these carry significant enforcement penalties for non-compliance. Failure to comply with HIPAA can result in an injunction, regulatory action, civil monetary penalties, or in certain circumstances, criminal penalties with fines and/or imprisonment. We operate as a HIPAA business associate for certain of our customers and, therefore, must comply with applicable administrative, technical, and physical safeguards required by HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, in addition to potential regulatory enforcement actions, we also could face contractual liability under applicable business associate agreements.
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
Risks Related to Our Common Stock and CyberArk’s Convertible Notes
The market price of our common stock historically has been volatile, and the value of an investment in our common stock could decline.
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
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, convertible notes, or otherwise will dilute stock held by all other stockholders.
Our restated certificate of incorporation authorizes us to issue up to 2.0 billion shares of common stock and up to 100 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into or exchangeable for shares of our common stock from time to time in connection with a financing or other capital raising, acquisition, investment, our stock incentive plans, the settlement of CyberArk’s $1.25 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the “CyberArk Notes”), or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of January 31, 2026, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2026 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
We may not have the ability to raise the funds necessary to settle conversions of the CyberArk Notes, repurchase the CyberArk Notes upon a fundamental change, or repay the CyberArk Notes in cash at their maturity, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the CyberArk Notes.
In connection with the consummation of the CyberArk acquisition, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture, dated as of June 10, 2025 (as supplemented by the Supplemental Indenture, the “Indenture”), governing the CyberArk Notes, and in the Supplemental Indenture we agreed to guarantee the CyberArk Notes.
Accordingly, we or CyberArk will need to make cash payments (a) if holders of the CyberArk Notes require CyberArk to repurchase all, or a portion of, the CyberArk Notes upon the occurrence of a fundamental change before the maturity date, (b) upon conversion of the CyberArk Notes, or (c) to repay the CyberArk Notes in cash at their maturity, unless earlier converted or repurchased.
If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.
In addition, our ability to repurchase or to pay cash upon conversion of the CyberArk Notes may be limited by law, regulatory authority, or agreements governing our other indebtedness. Our failure to repurchase the CyberArk Notes at a time when the repurchase is required by the indenture governing the CyberArk Notes, or to pay any cash amount due upon their maturity or conversion when required by the Indenture would constitute a default under the Indenture. A default under the Indenture could also lead to a default under agreements governing our other indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to satisfy all amounts due under the other indebtedness and the CyberArk Notes.
The capped call transactions may affect the value of the CyberArk Notes and our common stock.
In connection with the issuance of the CyberArk Notes, CyberArk had previously entered into a number of capped call transactions (each, a “Capped Call”), each with a financial institution (each, together with its affiliates, a “Dealer”). In connection with the CyberArk acquisition, we entered into substantially identical amended and restated letter agreements with respect to the Capped Calls, under which the Capped Calls were assigned to us and now reference our common stock. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon conversion of the CyberArk Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted CyberArk Notes, with such reduction and/or offset subject to a cap.
Any Dealer may modify or unwind its hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the CyberArk Notes (and is likely to do so following any conversion of the CyberArk Notes, any repurchase of the CyberArk Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the CyberArk Notes are retired by us, in each case, if we exercise the relevant election under the Capped Calls and in connection with any negotiated unwind or modification of the Capped Calls). This activity could cause or prevent an increase or a decrease in the market price of our common stock or the CyberArk Notes, which could affect a note holder’s ability to convert its CyberArk Notes and, to the extent the activity occurs during any observation period related to a conversion of the CyberArk Notes, it could affect the amount and value of the consideration that the note holder would receive upon conversion of the CyberArk Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the CyberArk Notes or our common stock. In addition, we do not make any representation that any Dealer has engaged with or will engage in these transactions or that these transactions, if commenced, have not been or will not be discontinued without notice.

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
During the three months ended January 31, 2026, we issued a total of 7,178,288 shares of our common stock to holders of the 2025 Warrants (as defined in Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q). The shares of common stock issued upon exercise of these warrants were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
During the three months ended January 31, 2026, we issued a total of 1,805,174 shares of our unregistered common stock in connection with an acquisition (the “Transaction”). The Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transaction were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. We subsequently announced additional increases to this share repurchase program, bringing the total authorization to $4.1 billion, with $1.0 billion remaining as of January 31, 2026. The expiration date of this repurchase authorization was extended to December 31, 2026, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. During the three months ended January 31, 2026, we did not repurchase any shares pursuant to our share repurchase program.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted or terminated by our directors and officers (as defined in Rule 16a-1(f)) during the second quarter of fiscal 2026. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan Was Adopted	Date Plan Was Terminated	Expiration Date	Total Amount of Common Stock to Be Sold Under the Plan
Joshua Paul	Chief Accounting Officer	September 17, 2025	Not applicable	December 31, 2026 or, if earlier, when all shares have been sold	Up to 10,200
Dipak Golechha	Chief Financial Officer	December 5, 2025	Not applicable	March 31, 2027 or, if earlier, when all shares have been sold	20,000
Lee Klarich	Chief Product and Technology Officer	December 11, 2025	Not applicable	October 30, 2026 or, if earlier, when all shares have been sold	62,904
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of fiscal 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated June 10, 2025, by and between CyberArk Software Ltd. and U.S. Bank Trust Company, National Association.	8-K	001-35594	4.1	February 11, 2026

4.2	First Supplemental Indenture, dated as of February 11, 2026, by and among Palo Alto Networks, Inc., CyberArk Software Ltd. and U.S. Bank Trust Company, National Association.	8-K	001-35594	4.2	February 11, 2026

4.3	Form of Global 0.00% Convertible Senior Note due 2030 (included in Exhibit 4.1).	8-K	001-35594	4.3	February 11, 2026

4.4	Form of Amended and Restated Confirmation of Capped Call Transaction.	8-K	011-35594	4.4	February 11, 2026

10.1*	Amended and Restated 2021 Equity Incentive Plan.	8-K	001-35594	10.1	December 11, 2025

10.2*	Form Award Agreements under the 2021 Equity Incentive Plan, as amended and restated.

10.3*	2012 Employee Stock Purchase Plan, as amended and restated, and related form agreements.

10.4*	CyberArk Software Ltd. 2024 Share Incentive Plan, as amended.	S-8	333-290235	4.4	February 11, 2026

10.5*	CyberArk Software Ltd. 2014 Share Incentive Plan, as amended.	S-8	333-290235	4.5	February 11, 2026

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended January 31, 2026 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: February 17, 2026

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 17, 2026

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)