Form 10-Q
period 2026-04-30
Palo Alto Networks Inc
filed 2026-06-03
CIK 1327567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
 _____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 26, 2026 was 815 million.

Part I
Item 1. Financial Statements
PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)
	April 30, 2026	July 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,364	$2,269
Short-term investments	747	635
Accounts receivable, net of allowance for credit losses of $6 and $10 as of April 30, 2026 and July 31, 2025, respectively	2,852	2,965
Short-term financing receivables, net	591	715
Short-term deferred contract costs	454	419
Prepaid expenses and other current assets	705	520
Total current assets	7,713	7,523
Property and equipment, net	506	387
Operating lease right-of-use assets	678	347
Long-term investments	3,881	5,555
Long-term financing receivables, net	779	1,002
Long-term deferred contract costs	551	586
Goodwill	21,902	4,567
Intangible assets, net	7,283	763
Deferred tax assets	2,380	2,424
Other assets	593	422
Total assets	$46,266	$23,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$293	$232
Accrued compensation	680	608
Accrued and other liabilities	760	846
Deferred revenue	7,113	6,302
Short-term convertible senior notes	160	—
Total current liabilities	9,006	7,988
Long-term convertible senior notes	1,192	—
Long-term deferred revenue	6,492	6,450
Deferred tax liabilities	259	89
Long-term operating lease liabilities	719	338
Other long-term liabilities	930	887
Total liabilities	18,598	15,752
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 100 shares authorized; none issued and outstanding as of April 30, 2026 and July 31, 2025	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,000 shares authorized; 813 and 668 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	24,608	5,292
Accumulated other comprehensive income (loss)	(13)	48
Retained earnings	3,073	2,484
Total stockholders’ equity	27,668	7,824
Total liabilities and stockholders’ equity	$46,266	$23,576

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in millions, except per share data)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue:
Product	$594	$453	$1,542	$1,228
Subscription and support	2,408	1,836	6,528	5,457
Total revenue	3,002	2,289	8,070	6,685
Cost of revenue:
Product	167	101	371	277
Subscription and support	807	518	1,926	1,495
Total cost of revenue	974	619	2,297	1,772
Total gross profit	2,028	1,670	5,773	4,913
Operating expenses:
Research and development	734	494	1,773	1,480
Sales and marketing	1,161	793	2,804	2,271
General and administrative	316	164	673	416
Total operating expenses	2,211	1,451	5,250	4,167
Operating income (loss)	(183)	219	523	746
Interest expense	—	(1)	—	(3)
Other income, net	27	93	282	261
Income (loss) before income taxes	(156)	311	805	1,004
Provision for income taxes	21	49	216	124
Net income (loss)	$(177)	$262	$589	$880
Net income (loss) per share, basic	$(0.22)	$0.39	$0.81	$1.33
Net income (loss) per share, diluted	$(0.22)	$0.37	$0.79	$1.24
Weighted-average shares used to compute net income (loss) per share, basic	801	665	729	659
Weighted-average shares used to compute net income (loss) per share, diluted	801	707	744	708

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited, in millions)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income (loss)	$(177)	$262	$589	$880
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments	(31)	32	(32)	24
Cash flow hedges:
Change in unrealized gains (losses)	3	30	26	21
Net realized (gains) losses reclassified into earnings	(19)	—	(43)	5
Net change on cash flow hedges	(16)	30	(17)	26
Change in fair value of convertible senior notes attributable to instrument-specific credit risk	(12)	—	(12)	—
Other comprehensive income (loss)	(59)	62	(61)	50
Comprehensive income (loss)	$(236)	$324	$528	$930

See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited, in millions)
	Three Months Ended April 30, 2026
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	703	$6,097	$46	$3,250	$9,393
Net loss	—	—	—	(177)	(177)
Other comprehensive loss	—	—	(59)	—	(59)
Issuance of common stock in connection with employee equity incentive plans	5	126	—	—	126
Taxes paid related to net share settlement of equity awards	—	(16)	—	—	(16)
Share-based compensation for equity-based awards	—	648	—	—	648
Repurchase and retirement of common stock	(7)	(1,000)	—	—	(1,000)
Issuance of common stock in connection with a business acquisition	112	18,488	—	—	18,488
Replacement awards related to business acquisitions	—	265	—	—	265
Balance as of April 30, 2026	813	$24,608	$(13)	$3,073	$27,668

	Three Months Ended April 30, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	660	$4,421	$(14)	$1,968	$6,375
Net income	—	—	—	262	262
Other comprehensive income	—	—	62	—	62
Issuance of common stock in connection with employee equity incentive plans	6	202	—	—	202
Taxes paid related to net share settlement of equity awards	—	(5)	—	—	(5)
Share-based compensation for equity-based awards	—	334	—	—	334
Settlement of convertible notes	2	—	—	—	—
Settlement of note hedges	(2)	—	—	—	—
Balance as of April 30, 2025	666	$4,952	$48	$2,230	$7,230

	Nine Months Ended April 30, 2026
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	668	$5,292	$48	$2,484	$7,824
Net income	—	—	—	589	589
Other comprehensive loss	—	—	(61)	—	(61)
Issuance of common stock in connection with employee equity incentive plans	11	264	—	—	264
Taxes paid related to net share settlement of equity awards	—	(125)	—	—	(125)
Share-based compensation for equity-based awards	—	1,315	—	—	1,315
Repurchase and retirement of common stock	(7)	(1,000)	—	—	(1,000)
Issuance of common stock in connection with a business acquisition	112	18,488	—	—	18,488
Replacement awards related to business acquisitions	2	374	—	—	374
Settlement of warrants	27	—	—	—	—
Balance as of April 30, 2026	813	$24,608	$(13)	$3,073	$27,668

	Nine Months Ended April 30, 2025
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	650	$3,821	$(2)	$1,350	$5,169
Net income	—	—	—	880	880
Other comprehensive income	—	—	50	—	50
Issuance of common stock in connection with employee equity incentive plans	16	360	—	—	360
Taxes paid related to net share settlement of equity awards	—	(183)	—	—	(183)
Share-based compensation for equity-based awards	—	954	—	—	954
Settlement of convertible notes	8	—	—	—	—
Settlement of note hedges	(8)	—	—	—	—
Balance as of April 30, 2025	666	$4,952	$48	$2,230	$7,230
See notes to condensed consolidated financial statements.

PALO ALTO NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in millions)
	Nine Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net income	$589	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation for equity-based awards	1,314	941
Deferred income taxes	38	(442)
Depreciation and amortization	514	259
Amortization of deferred contract costs	410	344
Amortization of debt issuance costs	—	1
Change in fair value of convertible senior notes and capped calls	38	—
Change in fair value of contingent consideration liability	(120)	20
Reduction of operating lease right-of-use assets	54	48
Amortization of investment premiums, net of accretion of purchase discounts	(53)	(35)
Unrealized foreign currency exchange (gains) losses, net	9	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	441	669
Financing receivables, net	347	102
Deferred contract costs	(410)	(328)
Prepaid expenses and other assets	(47)	68
Accounts payable	50	119
Accrued compensation	(42)	(49)
Accrued and other liabilities	11	34
Deferred revenue	53	64
Net cash provided by operating activities	3,196	2,695
Cash flows from investing activities
Purchases of investments	(2,421)	(2,821)
Proceeds from sales of investments	3,399	830
Proceeds from maturities of investments	1,824	1,208
Business acquisitions, net of cash and restricted cash acquired	(4,563)	(499)
Purchases of property, equipment, and other assets	(337)	(160)
Net cash used in investing activities	(2,098)	(1,442)
Cash flows from financing activities
Repayments of convertible senior notes	—	(583)
Proceeds from capped calls related to convertible senior notes	10	—
Repurchases of common stock	(1,000)	—
Proceeds from sales of shares through employee equity incentive plans	264	361
Payments for taxes related to net share settlement of equity awards	(125)	(183)
Payments of contingent consideration liability	(154)	—
Net cash used in financing activities	(1,005)	(405)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	—
Net increase in cash, cash equivalents, and restricted cash	95	848
Cash, cash equivalents, and restricted cash—beginning of period	2,279	1,547
Cash, cash equivalents, and restricted cash—end of period	$2,374	$2,395
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,364	$2,383
Restricted cash included in prepaid expenses and other current assets	6	12
Restricted cash included in other assets	4	—
Total cash, cash equivalents, and restricted cash	$2,374	$2,395
Non-cash investing and financing activities
Equity consideration for business acquisitions	$(18,862)	$—
Contingent consideration for a business acquisition	$—	$(649)
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Palo Alto Networks, Inc. (the “Company,” “we,” “us,” or “our”), headquartered in Santa Clara, California, was incorporated in March 2005 under the laws of the State of Delaware and commenced operations in April 2005. Our cybersecurity platforms and services help enterprises, organizations, service providers, and government entities to secure their users, networks, clouds, endpoints, and identities by delivering comprehensive cybersecurity backed by artificial intelligence and automation.
On February 11, 2026, we acquired CyberArk Software Ltd. (“CyberArk”), an identity security company, forming our next-generation identity security platform. The condensed consolidated financial statements include the financial results of CyberArk prospectively from the date of acquisition. Refer to Note 7. Acquisitions for more information regarding our acquisition of CyberArk.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis. Management estimates include, but are not limited to, the standalone selling price for our products and services, share-based compensation, fair value of assets acquired and liabilities assumed in business combinations, fair value of contingent consideration liability, fair value of convertible senior notes and capped calls, the assessment of recoverability of our intangibles and goodwill, valuation allowance against deferred tax assets, valuation of inventory and manufacturing partner and supplier liabilities, deferred contract cost benefit period, and loss contingencies. We base our estimates on assumptions, both historical and forward looking, that we believe are reasonable. Actual results could differ materially from those estimates due to risks and uncertainties.
Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended April 30, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, except for the update to the disclosure of our accounting policies as described below resulting from our recent acquisition of CyberArk. Refer to Note 7. Acquisitions and Note 9. Debt for additional information.
Convertible Senior Notes and Capped Calls
In connection with the CyberArk acquisition, we acquired CyberArk’s convertible senior notes and assumed certain capped call transactions CyberArk had previously entered into relating to the issuance of these convertible senior notes. The capped calls are expected to reduce the potential dilution to our common stock upon conversion of the convertible senior notes and/or offset our cash payments in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
For convertible senior notes acquired from CyberArk, we have elected fair value option to simplify the accounting for embedded features that would otherwise require bifurcation from the debt-host and recognition as a separate derivative liability. These convertible senior notes are measured at fair value on a recurring basis through maturity or settlement. Changes in fair value included in earnings are recorded in other income, net on our condensed consolidated statements of operations, and changes in fair value attributable to instrument-specific credit risk are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.

We account for capped calls as derivative assets, measured at fair value on a recurring basis through maturity or settlement. Capped calls are recorded in other assets on our condensed consolidated balance sheets. Changes in fair value are recorded in other income, net on our condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements
Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires consistent categories and greater disaggregation of information in the effective tax rate reconciliation and additional disclosures of income taxes paid by jurisdiction. The standard is effective for our annual periods beginning in fiscal 2026 and could be applied either prospectively or retrospectively. We expect the adoption of this standard will result in disclosure of additional jurisdictional level tax information in our consolidated financial statements.
Expense Disaggregation Disclosures
In November 2024, the FASB issued authoritative guidance that expands annual and interim disclosure of specified information about certain costs and expenses in the notes to financial statements. The standard is effective for our annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures in the consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued authoritative guidance that provides a practical expedient for estimating expected credit losses on accounts receivable and contract assets. The standard is effective for our annual and interim periods beginning in the first quarter of fiscal 2027 and will be applied on a prospective basis. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
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
2. Revenue
Disaggregation of Revenue
The following table presents revenue by geographic theater (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue:
Americas
United States	$1,854	$1,425	$4,968	$4,169
Other Americas	164	105	403	305
Total Americas	2,018	1,530	5,371	4,474
Europe, the Middle East, and Africa (“EMEA”)	633	480	1,714	1,402
Asia Pacific and Japan (“APAC”)	351	279	985	809
Total revenue	$3,002	$2,289	$8,070	$6,685

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Revenue:
Product	$594	$453	$1,542	$1,228
Subscription and support
Subscription	1,632	1,234	4,400	3,659
Support	776	602	2,128	1,798
Total subscription and support	2,408	1,836	6,528	5,457
Total revenue	$3,002	$2,289	$8,070	$6,685
Deferred Revenue
During the nine months ended April 30, 2026 and 2025, we recognized approximately $4.9 billion and $4.4 billion of revenue pertaining to amounts that were deferred as of July 31, 2025 and 2024, respectively.
Remaining Performance Obligations
Remaining performance obligations were $18.4 billion as of April 30, 2026, of which we expect to recognize as revenue approximately $8.3 billion over the next 12 months and the remainder thereafter.
3. Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 and July 31, 2025 (in millions):

	April 30, 2026				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$944	$—	$—	$944	$1,206	$—	$—	$1,206
Commercial paper	—	535	—	535	—	169	—	169
Corporate debt securities	—	2	—	2	—	—	—	—
U.S. government and agency securities	—	75	—	75	—	—	—	—
Total cash equivalents	944	612	—	1,556	1,206	169	—	1,375
Short-term investments:
Certificates of deposit	—	—	—	—	—	—	—	—
Commercial paper	—	10	—	10	—	15	—	15
Corporate debt securities	—	413	—	413	—	584	—	584
U.S. government and agency securities	—	27	—	27	—	6	—	6
Non-U.S. government and agency securities	—	—	—	—	—	3	—	3
Asset-backed securities	—	13	—	13	—	22	—	22
Total short-term investments	—	463	—	463	—	630	—	630

	April 30, 2026				July 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term investments:
Corporate debt securities	—	3,118	—	3,118	—	4,050	—	4,050
U.S. government and agency securities	—	39	—	39	—	164	—	164
Non-U.S. government and agency securities	—	—	—	—	—	26	—	26
Asset-backed securities	—	724	—	724	—	1,315	—	1,315
Total long-term investments	—	3,881	—	3,881	—	5,555	—	5,555
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	64	—	64	—	58	—	58
Total prepaid expenses and other current assets	—	64	—	64	—	58	—	58
Other assets:
Foreign currency forward contracts	—	1	—	1	—	3	—	3
Capped calls related to convertible senior notes	—	94	—	94	—	—	—	—
Total other assets	—	95	—	95	—	3	—	3
Total assets measured at fair value	$944	$5,115	$—	$6,059	$1,206	$6,415	$—	$7,621

Short-term convertible senior notes	$—	$160	$—	$160	$—	$—	$—	$—
Accrued and other liabilities:
Foreign currency forward contracts	—	5	—	5	—	4	—	4
Contingent consideration	—	—	124	124	—	—	276	276
Total accrued and other liabilities	—	5	124	129	—	4	276	280
Long-term convertible senior notes	—	1,192	—	1,192	—	—	—	—
Other long-term liabilities:
Foreign currency forward contracts	—	1	—	1	—	—	—	—
Contingent consideration	—	—	116	116	—	—	238	238
Total other long-term liabilities	—	1	116	117	—	—	238	238
Total liabilities measured at fair value	$—	$1,358	$240	$1,598	$—	$4	$514	$518
As part of our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024, we agreed to make post-closing payments to IBM contingent upon customers entering into qualified new transactions through June 30, 2028. Payments related to the contingent consideration liability commenced in the fiscal quarter ended October 2025 and are expected to continue through the fiscal quarter ending October 2028. The estimated range of undiscounted contingent consideration is between $0.3 billion and $0.5 billion.
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

During the three months ended April 30, 2026, we reduced our estimate of future cash payments based on our quarterly assessment of assumptions, including the magnitude and likelihood of customers entering into qualified new transactions, the competitive industry environment, and current market conditions.
The following table presents a reconciliation of our contingent consideration liability (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Contingent consideration liability at the beginning of the period	$369	$665	$514	$—
Initial valuation on the acquisition date	—	—	—	649
Change in fair value	(110)	4	(120)	20
Payments	(19)	—	(154)	—
Contingent consideration liability at the end of the period	$240	$669	$240	$669
The total estimated fair value of our financing receivables approximates their carrying amounts as of April 30, 2026 and July 31, 2025. We consider the fair value of our financing receivables to be a Level 3 measurement as we use unobservable inputs in determining discounted cash flows to estimate the fair value.
4. Cash Equivalents and Investments
Available-for-sale Debt Securities
The following tables summarize the amortized cost, unrealized gains and losses, and fair value of our available-for-sale debt securities as of April 30, 2026 and July 31, 2025 (in millions):

	April 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$535	$—	$—	$535
Corporate debt securities	2	—	—	2
U.S. government and agency securities	75	—	—	75
Total available-for-sale cash equivalents	$612	$—	$—	$612
Investments:
Commercial paper	$10	$—	$—	$10
Corporate debt securities	3,521	20	(10)	3,531
U.S. government and agency securities	66	—	—	66
Asset-backed securities	734	4	(1)	737
Total available-for-sale investments	$4,331	$24	$(11)	$4,344

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$169	$—	$—	$169
Total available-for-sale cash equivalents	$169	$—	$—	$169
Investments:
Commercial paper	$15	$—	$—	$15
Corporate debt securities	4,588	47	(1)	4,634
U.S. government and agency securities	170	—	—	170
Non-U.S. government and agency securities	29	—	—	29
Asset-backed securities	1,328	9	—	1,337
Total available-for-sale investments	$6,130	$56	$(1)	$6,185
Unrealized losses related to our available-for-sale debt securities are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended April 30, 2026 and 2025.
The following table summarizes the amortized cost and fair value of our available-for-sale debt securities as of April 30, 2026, by contractual years-to-maturity (in millions):

	Amortized Cost	Fair Value
Due within one year	$1,073	$1,075
Due between one and three years	1,559	1,570
Due between three and five years	2,064	2,064
Due between five and ten years	102	102
Due after ten years	145	145
Total	$4,943	$4,956
Marketable Equity Securities
Marketable equity securities consist of money market funds and are included in cash and cash equivalents on our condensed consolidated balance sheets. As of April 30, 2026 and July 31, 2025, the carrying values of our marketable equity securities were $944 million and $1.2 billion, respectively. There were no unrealized gains or losses recognized for these securities during the three and nine months ended April 30, 2026 and 2025.
5. Financing Receivables
The following table summarizes our short-term and long-term financing receivables as of April 30, 2026 and July 31, 2025 (in millions):

	April 30, 2026	July 31, 2025
Short-term financing receivables, gross	$661	$806
Unearned income	(65)	(86)
Allowance for credit losses	(5)	(5)
Short-term financing receivables, net	$591	$715
Long-term financing receivables, gross	$834	$1,079
Unearned income	(47)	(69)
Allowance for credit losses	(8)	(8)
Long-term financing receivables, net	$779	$1,002

The following table presents amortized cost basis of our financing receivables categorized by internal risk rating and year of origination (in millions):

Internal Risk Rating(1)	April 30, 2026						July 31, 2025
	Fiscal Year of Origination						Fiscal Year of Origination
	2026	2025	2024	2023	2022	Total	2025	2024	2023	2022	2021	Total
1 to 4	$95	$223	$553	$126	$5	$1,002	$261	$732	$242	$9	$18	$1,262
5 to 6	109	104	120	10	—	343	174	226	50	—	—	450
7 to 10	—	25	9	4	—	38	—	4	14	—	—	18
Amortized cost basis of financing receivables	$204	$352	$682	$140	$5	$1,383	$435	$962	$306	$9	$18	$1,730
(1)Internal risk ratings are categorized as 1 through 10, with the lowest rating representing the highest quality.
There was no significant activity in allowance for credit losses during the three and nine months ended April 30, 2026 and 2025. Past due amounts on financing receivables were not material as of April 30, 2026 and July 31, 2025.
We sold financing receivables of $49 million and $54 million for the three and nine months ended April 30, 2026, respectively, and $28 million and $30 million for the three and nine months ended April 30, 2025, respectively. The associated gains and losses were not material.
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
As of April 30, 2026 and July 31, 2025, the total notional amount of our outstanding foreign currency forward contracts designated as cash flow hedges was $821 million and $964 million, respectively. Refer to Note 3. Fair Value Measurements for the fair value of our derivative instruments as reported on our condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025.
As of April 30, 2026, unrealized gains and losses in AOCI related to our cash flow hedges were a net gain of $19 million, substantially all of which is expected to be recognized into earnings within the next 12 months. As of July 31, 2025, unrealized gains and losses in AOCI related to our cash flow hedges were a net gain of $40 million.
As of April 30, 2026 and July 31, 2025, the notional amount of our outstanding foreign currency forward contracts not designated as hedging instruments was $412 million and $504 million, respectively.
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
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating the Chronosphere observability platform into our business. The goodwill is not deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$300	5 years
Customer relationships	255	6 years - 10 years
Trade name and trademarks	10	1 year
Total	$565
CyberArk Software Ltd.
On February 11, 2026, we completed our acquisition of CyberArk, an identity security company, forming our next-generation identity security platform. CyberArk shareholders received $45.00 in cash and 2.2005 shares of our common stock for each CyberArk share. The total purchase consideration for the acquisition of CyberArk was $21.1 billion, which consisted of the following (in millions):

Amount
Cash	$2,308
Common stock (112 million shares)	18,488
Fair value of replacement awards	265
Total	$21,061
As part of the acquisition, we issued $945 million of replacement equity awards, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.

We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$14,802
Identified intangible assets	6,279
Cash and cash equivalents	743
Accounts receivable, net of allowance for credit losses	312
Short-term and long-term investments	1,217
Net assets acquired	61
Convertible senior notes	(1,303)
Deferred revenue	(776)
Deferred tax liabilities	(274)
Total	$21,061
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from incorporating the CyberArk next-generation identity security platform into our business. Substantially all of goodwill is deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$2,537	5 years - 7 years
Platform renewals	3,500	12 years - 14 years
Customer contracts	219	2 years
Trade name	23	1 year
Total	$6,279
For the three and nine months ended April 30, 2026, transaction costs related to CyberArk acquisition were $41 million and $56 million, respectively, which were primarily included in general and administrative expense on our condensed consolidated statements of operations.
In connection with our acquisition integration strategy, we initiated a plan to optimize the combined entity’s workforce for a total estimated cost of $59 million. The activities associated with this plan are expected to be substantially completed by the end of fiscal 2027. Employee severance costs are recognized upon notification. If service beyond the minimum retention period is required, expense is recognized ratably over the future service period. During the three and nine months ended April 30, 2026, we made cash payments of $12 million under the plan. As of April 30, 2026, a liability of $12 million related to the employee severance was included in accrued compensation on our condensed consolidated balance sheets.
The following table summarizes employee severance charges related to the CyberArk acquisition (in millions):

	Three and Nine Months Ended April 30, 2026
	Cash Compensation	Share-based Compensation	Total
Cost of subscription and support revenue	$2	$—	$2
Research and development	1	—	1
Sales and marketing	13	16	29
General and administrative	8	1	9
Total	$24	$17	$41

Koi Security Ltd.
On April 14, 2026, we completed our acquisition of Koi Security Ltd. (“Koi”), a privately-held endpoint posture management company. We expect the acquisition to add agentic endpoint security capabilities to our security operations platform and enhance Prisma® AIRS™. The total purchase consideration for the acquisition of Koi was $231 million, substantially all of which is comprised of cash.
As part of the acquisition, we issued $61 million of replacement equity awards, which was allocated to future services and will be expensed over the remaining service periods as share-based compensation. The replacement equity awards included 0.3 million shares of our restricted common stock. These restricted common stock vest over a period of three years from the date of issuance.
We have accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table (in millions):

Amount
Goodwill	$169
Identified intangible assets	35
Cash and restricted cash	20
Net assets acquired	7
Total	$231
Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Koi’s technology into our platforms. The goodwill is deductible for U.S. income tax purposes.
The following table presents details of the identified intangible asset acquired (in millions, except years):

	Fair Value	Estimated Useful Life
Developed technology	$35	5 years
Portkey, Inc.
On April 30, 2026, we entered into a definitive agreement to acquire Portkey, Inc., a privately-held AI Gateway company (“Portkey”), in exchange for total consideration of $140 million in cash and replacement awards, subject to adjustments. We expect the acquisition will enhance the capabilities of Prisma AIRS. Refer to Note 17. Subsequent Events for additional information.
Additional Acquisition-Related Information
Since the date of acquisitions, the combined net impact of the Chronosphere and CyberArk acquisitions on our condensed consolidated statements of operations was revenue of $388 million and $391 million and operating loss of $523 million and $524 million for the three and nine months ended April 30, 2026, respectively.
The following unaudited pro forma financial information summarizes the combined results of operations for Palo Alto Networks, Chronosphere, and CyberArk, as though the companies were combined as of the beginning of our fiscal 2025 (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Total revenue	$3,043	$2,621	$8,917	$7,598
Net income (loss)	$8	$(2)	$134	$(178)
The unaudited pro forma financial information for the three and nine months ended April 30, 2026 and 2025 combines the historical results of Palo Alto Networks and Chronosphere for these periods with the historical results of CyberArk for the three and nine months ended March 31, 2026 and 2025, respectively. The unaudited pro forma financial information include adjustments attributable to our acquisition of Chronosphere and CyberArk, including amortization of acquired intangible assets, stock-based compensation expense from assumed replacement equity awards, acquisition-related transaction costs, employee severance costs under the workforce optimization plan, and income tax impact. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of our fiscal 2025 or of the results of our future operations of the combined business.

Additional information related to our acquisitions, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
8. Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill
The following table presents details of our goodwill during the nine months ended April 30, 2026 (in millions):

Amount
Balance as of July 31, 2025	$4,567
Goodwill acquired	17,335
Balance as of April 30, 2026	$21,902
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of April 30, 2026 and July 31, 2025 (in millions):

	April 30, 2026			July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Developed technology	$3,387	$(458)	$2,929	$536	$(274)	$262
Customer relationships and platform renewals	4,364	(240)	4,124	609	(123)	486
Customer contracts	219	(27)	192	—	—	—
Acquired intellectual property	24	(11)	13	24	(9)	15
Trade name and trademarks	33	(8)	25	—	—	—
Other	—	—	—	1	(1)	—
Total purchased intangible assets	$8,027	$(744)	$7,283	$1,170	$(407)	$763
The following table summarizes amortization expense of our intangible assets included in costs and expenses (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Cost of product revenue	$37	$—	$37	$—
Cost of subscription and support revenue	146	29	197	88
Sales and marketing	97	14	125	41
Total intangible assets amortization	$280	$43	$359	$129
The following table summarizes estimated future amortization expense of our intangible assets subject to amortization as of April 30, 2026 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Future amortization expense	$7,283	$281	$1,078	$986	$906	$889	$3,143
Other Long-lived assets
During the nine months ended April 30, 2026, we purchased 14.5 acres of land adjacent to our headquarters in Santa Clara, California, for $91 million to accommodate future expansion of our headquarters. This amount was recorded in property and equipment, net on our condensed consolidated balance sheet as of April 30, 2026.

9. Debt
Convertible Senior Notes, Note Hedges, and Warrants
In June 2020, we issued $2.0 billion aggregate principal amount of 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were converted prior to or settled on the maturity date of June 1, 2025 in accordance with their terms.
Concurrent with the issuance of the 2025 Notes, we entered into separate convertible note hedge transactions (the “2025 Note Hedges”) with respect to our common stock for an aggregate payment of $371 million. The 2025 Note Hedges expired upon maturity of the 2025 Notes. Any shares of our common stock that were receivable by us under the 2025 Note Hedges are excluded from the calculation of diluted earnings per share as they are antidilutive.
Separately, but concurrently with the issuance of our 2025 Notes, we entered into transactions whereby we sold warrants (the “2025 Warrants”) to acquire 40 million shares of our common stock with a strike price of $68.08 per share, subject to anti-dilution adjustments, for aggregate proceeds of $203 million. The 2025 Warrants were exercisable over 60 scheduled trading days beginning September 2025. The shares that were issuable under the 2025 Warrants are included in the calculation of diluted earnings per share when the average market value per share of our common stock for the reporting period exceeds the strike price of the 2025 Warrants.
During the nine months ended April 30, 2026, we net settled all of the 2025 Warrants with the issuance of 27 million shares of our common stock with a fair value of $5.6 billion. The number of net shares issued was determined based on the number of 2025 Warrants exercised multiplied by the difference between the strike price of the 2025 Warrants and their daily volume-weighted-average stock price.
2030 Convertible Senior Notes and Capped Calls
2030 Convertible Senior Notes
In February 2026, in connection with the acquisition of CyberArk, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated as of June 10, 2025 (together with the Supplemental Indenture, the “Indenture”), between CyberArk, as issuer, and U.S. Bank Trust Company, National Association, as trustee, governing CyberArk’s $1.25 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “2030 Notes”). As a result of our acquisition of CyberArk and pursuant to the Supplemental Indenture, the 2030 Notes are no longer convertible into ordinary shares of CyberArk. The conversion feature has been modified such that each $1,000 principal amount of the 2030 Notes are exchangeable for a combination of (i) approximately 4.3161 shares of our common stock, which is the effective initial conversion rate, and (ii) cash of $88.2630, subject to adjustment under the Indenture. These modifications result in the 2030 Notes being exchangeable initially for 5.4 million shares of our common stock with an effective initial conversion price of approximately $211.24 per share of common stock, subject to adjustments, and an initial cash amount of $110 million. The 2030 Notes are unsecured, unsubordinated obligations and the Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2030 Notes mature on June 15, 2030.
We may redeem for cash all or, subject to certain limitations, any portion of the 2030 Notes, at our option, on or after June 20, 2028 and on or prior to the 31st scheduled trading day immediately preceding the maturity date if the last reported sale price of our common stock has been at least $280.75 per share for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on and including the trading day preceding the date on which we provide notice of redemption. Any redemption of the 2030 Notes will be at a price equal to 100% of the principal amount of the 2030 Notes, plus accrued and unpaid special interest, if any, up to, but excluding, the redemption date. If we call any or all of the 2030 Notes for redemption, holders may convert such 2030 Notes called for redemption at an increased conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date.
Holders of the 2030 Notes may surrender their 2030 Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding February 15, 2030 under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock is greater than or equal to $280.75 per share of our common stock on each applicable trading day for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter (the “sale price condition”);
•during the five business day period immediately after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the aggregate of (i) the product of the last reported sale price of our common stock on each such trading day and the conversion rate for the 2030 Notes on each such trading day and (ii) $88.2630; or
•upon the occurrence of specified corporate events as described in the Indenture.

On or after February 15, 2030, holders may surrender all or, subject to certain limitations, any portion of their 2030 Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, and such conversions will be settled upon the maturity date.
Upon any conversion of the 2030 Notes, holders of the 2030 Notes will receive cash equal to the aggregate principal amount of the 2030 Notes to be converted, and, at our election, cash or a combination of cash and shares of our common stock for any amounts in excess of the aggregate principal amount of the 2030 Notes converted. The conversion rate will be subject to adjustment in connection with certain events. Holders of the 2030 Notes who convert their 2030 Notes in connection with certain corporate events that constitute a “make-whole fundamental change” under the Indenture are, under certain circumstances, entitled to an increase in the conversion rate for a certain period of time. Additionally, following the occurrence of a corporate event that constitutes a “fundamental change” under the Indenture, holders of the 2030 Notes may require us to repurchase for cash all or a portion of the 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes plus accrued and unpaid special interest, if any, up to, but excluding, the fundamental change repurchase date.
Our acquisition of CyberArk constituted both a “make-whole fundamental change” and a “fundamental change” under the Indenture. In connection with the make-whole fundamental change, holders had the option to convert all or a portion of their 2030 Notes at an increased conversion rate equal to a combination of approximately 5.5690 shares of our common stock and $113.8860 in cash per $1,000 principal amount (the “make-whole conversion right”). We elected cash settlement as the settlement method for any 2030 Notes surrendered during the make-whole fundamental change period, and certain holders of the 2030 Notes surrendered $153 million in aggregate principal amount of the 2030 Notes during the make-whole fundamental change period for conversion. In connection with the fundamental change, holders had the right to tender all or a portion of their 2030 Notes for cash (the “repurchase right”) pursuant to our offer to purchase in accordance with the obligations under the 2030 Notes. No holders exercised the repurchase right to tender their 2030 Notes. The make-whole conversion right and repurchase right resulting from our acquisition of CyberArk expired on March 20, 2026.
As of April 30, 2026, the 2030 Notes surrendered by the holders during the make-whole conversion period were classified as a current liability on our condensed consolidated balance sheets. The related fair value of $160 million was estimated based on the sum of the daily conversion values computed from our stock price during the 30 consecutive trading days between March 24, 2026 and May 5, 2026. The 2030 Notes surrendered for conversion during the make-whole conversion period were settled in cash for $160 million on May 7, 2026.
As of April 30, 2026, the remaining 2030 Notes with an aggregate principal amount of $1.1 billion were classified as a long-term liability on our condensed consolidated balance sheets since the sale price condition was not met during the calendar quarter ended March 31, 2026. The related fair value of $1.2 billion was determined based on the closing trading price per $100 of the 2030 Notes as of the last day of trading for the period. The fair value of the 2030 Notes is primarily affected by the trading price of our common stock and market interest rates.
For the three and nine months ended April 30, 2026, changes in fair value of 2030 Notes included in earnings were a loss of $37 million, and changes in fair value attributable to instrument-specific credit risk included in AOCI were a loss of $12 million.
Capped Calls
In connection with our acquisition of CyberArk, on February 11, 2026, we entered into amendments to the capped call transactions that CyberArk purchased from certain financial institutions in connection with the issuance of the 2030 Notes. Under the amendments, we assumed the rights and obligations of CyberArk with respect to the capped call transactions, and modified the capped calls to require the delivery of shares of our common stock in lieu of ordinary shares of CyberArk. The capped calls have a strike price of approximately $211.24 per share, subject to certain adjustments, which corresponds to the effective initial conversion price of our 2030 Notes. The capped calls have cap prices ranging from approximately $287.21 to $291.44 per share, subject to certain adjustments. In connection with exercising the capped calls, we may elect that the capped calls be settled either entirely in cash or a combination of our common stock and cash. The capped calls are separate transactions from the 2030 Notes, and holders of the 2030 Notes do not have any rights with respect to the capped calls.
The capped calls cover shares of our common stock underlying the 2030 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes. In April 2026, we elected to terminate portions of the capped calls in exchange for $10 million in cash in connection with the $153 million in aggregate principal amount of the 2030 Notes surrendered by certain holders during the make-whole conversion period.
As of April 30, 2026, the fair value of the outstanding capped calls was $94 million, determined using the Black-Scholes option pricing model and observable inputs including price of our common stock, volatility, remaining contractual term, and risk-free interest rate. For the three and nine months ended April 30, 2026, change in fair value of capped calls was a loss of $1 million.

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
As of April 30, 2026, there were no amounts outstanding and we were in compliance with all covenants under the Credit Agreement.
10. Leases
In April 2026, we entered into three lease amendments to extend the lease terms of our current corporate headquarters in Santa Clara, California for a period of twelve years through July 2040. The leases contain rent holiday periods, scheduled rent increases, lease incentives, and renewal options which allow the lease terms to be extended through July 2052. Lease payments under the three lease amendments, net of lease incentives such as rent holidays and tenant improvement allowances, are approximately $469 million over the extended lease term through July 2040. The amendments resulted in an increase of $262 million in our right-of-use assets in exchange for new operating lease liabilities.
11. Commitments and Contingencies
Purchase Commitments
We have entered into various non-cancelable agreements with cloud hosting service providers, under which we are committed to minimum or fixed purchases of certain cloud hosting services. In addition, in order to reduce manufacturing lead times and plan for adequate supply, we have entered into agreements with manufacturing partners and component suppliers to procure inventory based on our demand forecasts. Other purchase obligations include non-cancellable subscription agreements and other commitments in the normal course of business. The following table presents details of the aggregate future non-cancelable purchase commitments under these agreements as of April 30, 2026 (in millions):

		Fiscal years ending July 31,
	Total	Remaining 2026	2027	2028	2029	2030	2031 and Thereafter
Cloud	$8,092	$—	$449	$1,295	$1,352	$1,398	$3,598
Manufacturing	246	94	152	—	—	—	—
Other	191	42	109	21	10	9	—
Total	$8,529	$136	$710	$1,316	$1,362	$1,407	$3,598
Additionally, we have a $92 million minimum purchase commitment with a cloud hosting service provider through September 2027 with no specified annual commitments.
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
As of April 30, 2026 and July 31, 2025, we accrued $150 million and $146 million based on the judgment and estimated interest, which is recorded in other long-term liabilities on our condensed consolidated balance sheets. The corresponding interest charge was $1 million and $4 million for the three and nine months ended April 30, 2026, respectively. We recorded a charge of $2 million and a release of $40 million for the three and nine months ended April 30, 2025, respectively. These amounts are included in general and administrative expense on our condensed consolidated statements of operations.
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
12. Stockholders’ Equity
Share Repurchase Program
In February 2019, our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization to $4.1 billion. On March 10, 2026, our board of directors authorized an additional $1.0 billion increase to our share repurchase program, bringing the total authorization under this share repurchase program to $5.1 billion (our “current authorization”). The expiration date of our current authorization was extended to December 31, 2026, and our repurchase program may be suspended or discontinued at any time. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
During the three and nine months ended April 30, 2026, we repurchased and retired 7 million shares of our common stock under our current repurchase authorization for an aggregate purchase price of $1.0 billion, including transaction costs, at an average price of $147.70 per share. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. We did not repurchase shares of our common stock during the three and nine months ended April 30, 2025.
As of April 30, 2026, $1.0 billion remained available for future share repurchases under our current repurchase authorization.

13. Equity Award Plans
Restricted Stock Unit (“RSU”) and Performance-Based Stock Unit (“PSU”) Activities
The following table summarizes the RSU and PSU activity under our stock plans during the nine months ended April 30, 2026 (in millions, except per share amounts):

	Unvested RSUs			Unvested PSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value
Balance—July 31, 2025	13	$143.33	$2,285	9	$140.92	$1,635
Granted(1)(2)	14	$178.55		4	$186.49
Vested(3)	(6)	$140.04		(3)	$150.47
Forfeited	(2)	$153.49		(2)	$142.73
Balance—April 30, 2026	19	$169.21	$3,450	8	$156.51	$1,461
(1)For PSUs, shares granted represent the aggregate maximum number of shares that may be earned and issued with respect to these awards over their full terms.
(2)Includes 7 million RSUs assumed in connection with the acquisitions of Chronosphere, CyberArk, and Koi, with weighted-average grant-date fair value of $176.20, $165.30, and $161.59 per share, respectively, for the nine months ended April 30, 2026.
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
During the nine months ended April 30, 2026, we granted 3 million shares of PSUs that contain service, performance, and market conditions. The service conditions are satisfied after a period of one to three years. The performance conditions are based on an average of next-generation security annualized recurring revenue and non-GAAP net income per diluted share, subject to certain adjustments. The market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of the companies listed in the Standard & Poor’s 500 index. As of April 30, 2026, we have approved 3 million shares of PSUs, which will be granted upon the performance condition being established during the next two fiscal years.
The fair value of the PSUs subject to market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the nine months ended April 30, 2026 and 2025:

	Nine Months Ended April 30,
	2026	2025
Volatility	36.6% - 42.6%	43.5% - 47.6%
Expected term (in years)	1.0 - 3.0	1.0 - 2.9
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.6% - 3.9%	3.7% - 4.5%
Grant-date fair value per share	$226.06 - $261.62	$264.51 - $305.83
Performance Stock Option (“PSO”) Activities
We have granted PSOs with both service and market conditions. The market conditions were achieved when certain stock price targets were met. As of April 30, 2026 and July 31, 2025, all of our outstanding PSOs have been fully vested. The maximum contractual term of our outstanding PSOs is seven and a half years from the date of grant in fiscal year 2018 and 2019.

The following table summarizes the PSO activity under our stock plans during the nine months ended April 30, 2026 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance—July 31, 2025	1	$32.76	0.5	$197
Exercised	(1)	$32.76
Balance—April 30, 2026	—	$—	0.0	$—
Exercisable—April 30, 2026	—	$—	0.0	$—
Share-Based Compensation
The following table summarizes share-based compensation included in costs and expenses (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Cost of product revenue	$2	$1	$4	$4
Cost of subscription and support revenue	50	32	114	95
Research and development	206	134	477	411
Sales and marketing	188	92	388	258
General and administrative	238	67	372	173
Total share-based compensation	$684	$326	$1,355	$941
During the three and nine months ended April 30, 2026, the vesting of certain equity awards was accelerated in connection with our acquisitions of CyberArk and Koi; as a result, we recorded share-based compensation of $177 million, including $1 million in cost of subscription and support revenue, $36 million in sales and marketing expense, and $140 million in general and administrative expense on our condensed consolidated statements of operations.
As of April 30, 2026, total compensation cost related to unvested share-based awards not yet recognized was $3.6 billion. This cost is expected to be amortized over a weighted-average period of approximately 2.6 years.
14. Income Taxes
Our income taxes primarily consist of U.S. and foreign income taxes and our effective tax rates differ from the U.S. statutory tax rate primarily due to our CyberArk acquisition and excess tax benefits from share-based compensation.
For the three months ended April 30, 2026, our provision for income taxes reflected an effective tax rate of negative 13.5% and for the nine months ended April 30, 2026, our provision for income taxes reflected an effective tax rate of 26.8%. For the three and nine months ended April 30, 2025, our provision for income taxes reflected effective tax rates of 15.6% and 12.3%, respectively. Our effective tax rates for the three and nine months ended April 30, 2026 were impacted by our CyberArk acquisition and decreased excess tax benefits from share-based compensation as compared to the same periods in 2025.
15. Net Income (Loss) Per Share
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

The following table presents the computation of basic and diluted net income (loss) per share of common stock (in millions, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income (loss)	$(177)	$262	$589	$880

Weighted-average shares used to compute net income (loss) per share, basic	801	665	729	659
Weighted-average effect of potentially dilutive securities:
Convertible senior notes	—	6	—	9
Warrants related to the issuance of convertible senior notes	—	25	8	25
Employee equity incentive plans	—	11	7	15
Weighted-average shares used to compute net income (loss) per share, diluted	801	707	744	708

Net income (loss) per share, basic	$(0.22)	$0.39	$0.81	$1.33
Net income (loss) per share, diluted	$(0.22)	$0.37	$0.79	$1.24
The following securities were excluded from the computation of diluted net income (loss) per share of common stock as their effect would have been antidilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the applicable period (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Employee equity incentive plans	30	4	6	5
Our 2030 Notes and capped calls were also excluded from the calculation of diluted net income (loss) per share as the effect would have been antidilutive.
16. Other Income, Net
The following table sets forth the components of other income, net (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Interest income	$71	$93	$285	$266
Foreign currency exchange gains (losses), net	(14)	(8)	(41)	(14)
Change in fair value of convertible senior notes	(37)	—	(37)	—
Change in fair value of capped calls	(1)	—	(1)	—
Other, net	8	8	76	9
Total other income, net	$27	$93	$282	$261
17. Subsequent Events
Portkey, Inc.
On May 29, 2026, we completed the acquisition of Portkey. This acquisition will be accounted for as a business combination in the fourth quarter of fiscal 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including, without limitation, the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “projects,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements include, but are not limited to, statements concerning the following: expectations regarding the cybersecurity landscape; expectations regarding our platformization strategy and related progress and opportunities; expectations regarding annual recurring revenue, remaining performance obligations, and product development strategy; expectations regarding artificial intelligence; expectations regarding our strategic partnerships; expectations regarding drivers of and factors affecting growth in our business; statements regarding expected profitability, trends in annual recurring revenue, trends in remaining performance obligations, our mix of product and subscription and support revenue, cost of revenue, gross margin, cash flows, operating expenses, including future share-based compensation expense, income taxes, investment plans, and liquidity; expected recurring revenues resulting from growth in our end-customers and increased adoption of our products and cloud-delivered security solutions; the performance advantages of our products and subscription and support offerings and the potential benefits to our customers; expectations regarding future investments in research and development and product development, customer support, in our employees and in our sales force, including expectations regarding growth in our sales headcount; expectations that we will continue to expand our global presence; expectations regarding our revenues, including the seasonality and cyclicality from quarter to quarter; expectations relating to our customer financing activities; the sufficiency of our cash flow from operations with existing cash, cash equivalents, and investments to meet our cash needs for the foreseeable future; our ability to successfully acquire and integrate companies and assets and expectations and intentions with respect to the assets, products and technologies that we acquire; expectations regarding the benefits and synergies from our acquisition and integration of companies, assets and technology, including with respect to our acquisition of CyberArk Software Ltd.; expectations regarding contingent consideration obligations; expectations regarding the change in the fair value of our convertible senior notes and capped call transactions and its impact on us and our financial results; statements regarding our competition, including the expanded scope of our competitors as a result of entering into new product and service categories; the timing and amount of capital expenditures and share repurchases; the effects of worldwide economic and geopolitical conditions, including but not limited to hostilities in Israel, Iran, and the surrounding regions, inflation, interest rate levels, public or administration policies, trade regulations, trade policy, growth rates and other conditions, on our operating and financial results and performance; the manufacture, delivery and cost of certain of our products; the effects of litigation or regulatory developments involving us or affecting our industry; our or our subsidiaries’ debt repayment obligations; and other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those anticipated or implied by any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
•Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing the three and nine months ended April 30, 2026 to the three and nine months ended April 30, 2025.
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

Overview
Our mission is to be the cybersecurity partner of choice for enterprises, organizations, service providers, and government entities to protect our digital way of life. Our cybersecurity platforms and services help secure enterprise users, networks, clouds, endpoints, and identities by delivering comprehensive cybersecurity backed by artificial intelligence (“AI”) and automation. A key element of our strategy is to help our customers simplify their security architectures through consolidating disparate point products. We execute on this strategy by developing our capabilities and packaging our offerings into platforms which are able to cover many of our customers’ needs in the markets in which we operate. Our platformization strategy combines various products and services into a tightly integrated architecture for more secure, faster and cost-effective outcomes.
Network Security
Our network security platform is designed to deliver complete zero trust solutions to our customers. The platform includes:
•Secure Access Service Edge (“SASE”). Prisma® Access, when combined with Prisma SD-WAN, provides a comprehensive SASE offering that secures users working from anywhere and on any device, and pioneers the modernization of branch offices. Prisma Browser further extends zero-trust security and data protection to the browser, where the majority of work is done today, providing users with the freedom to work securely using our secure browser from any device.
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
•Prisma AIRS. Prisma AIRS™ is a comprehensive AI security platform designed to protect customers’ entire AI ecosystem by providing AI Model Security, AI Posture Management, AI Red Teaming, AI Runtime Security, and AI Agent Security.
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
•Security Operations. We deliver the next generation of security operations capabilities that unifies standalone Security Information and Event Management (“SIEM”) tools, endpoint security, security automation, cloud detection and response (“CDR”), as well as attack surface management (“ASM”) capabilities on our Cortex® platform. These include Cortex XSIAM®, for AI-powered security operations replacing traditional SIEM tools; Cortex XDR®, for the prevention, detection, and response to complex cybersecurity attacks; Cortex XSOAR®, for security orchestration, automation, and response (“SOAR”); Cortex Xpanse®, for ASM; and our recent acquisition of Koi Security Ltd. (“Koi”) for agentic endpoint security. Additionally, Cortex XSIAM integrates with the Chronosphere Telemetry Pipeline to ingest and optimize massive data volumes, promoting cost-effective scaling of autonomous operations.
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
Identity Security
Idira™, our next-generation identity security platform, is designed to secure human, agentic and machine identities across the enterprise with intelligent privilege controls and continuous threat prevention. By unifying identity access management, privilege access management and identity governance and administration, organizations can continuously discover and protect against identity risk throughout the end-to-end identity lifecycle. The platform includes:
•Workforce Identity Security. Our solutions apply identity assurance and modern access controls for the entire workforce, including through adaptive multi-factor authentication, single sign-on, secure browsing, web session protection, workforce password management, and automated identity lifecycle management. Our approach enforces least privilege by elevating access only when required.
•Information Technology (“IT”) and Developer Identity Security (Modern Privilege Access Management). Our solutions secure high-risk access for IT administrators, third-party vendors, developers, and cloud operations teams across hybrid and multi-cloud environments, delivering just-in-time privileged access, session isolation, credential protection, and zero standing privileges while providing native, secure access to cloud services, workloads, and development and operations pipelines. Organizations can eliminate excessive permissions, automate access to dynamic cloud resources, and maintain developer velocity while strengthening identity controls across infrastructure and application environments.
•Machine Identity Security. Our solutions secure the growing volume of non-human identities—such as workloads, applications, containers, service accounts, certificates, and keys, including through centralized discovery and management of secrets, certificate lifecycle automation, workload identity issuance, public key infrastructure-as-a-service, Kubernetes certificate management, and secure code signing.
•Identity Governance and Administration (“IGA”). IGA enables visibility into entitlements, automated joiner–mover–leaver processes, access certification, and ongoing identity compliance. AI-supported policy automation helps organizations govern access at scale and enforce a zero-trust model across all identities.
•AI Agents Security. Our solution discovers AI agents, assigns identity attributes, and restricts their access to task-specific resources. It helps monitor and record agent activity for audit purposes, allows organizations to suspend or revoke access if behavior deviates from expected norms, and governs the lifecycle of the agent and the actions taken to support compliance.
Threat Intelligence and Advisory Services
•Unit 42 brings together world-renowned expertise across threat research, incident response, and security consulting to deliver intelligence-driven, response-ready outcomes that help customers reduce cyber risk. Our elite consultants serve as trusted advisors to our customers by assessing and testing their security controls against sophisticated threats, transforming their security strategy with a threat-informed approach, and responding to security incidents on behalf of our clients. Additionally, Unit 42 offers managed detection and response (“MDR”) and managed threat hunting services. In April 2026, we launched a new suite of Unit 42 Frontier AI Defense services to help customers proactively discover and neutralize threats introduced by next-generation AI models.
For the third quarter of fiscal 2026 and 2025, total revenue was $3.0 billion and $2.3 billion, respectively, representing year-over-year growth of 31%. Our growth reflects the increased adoption of our portfolio, which consists of product, subscriptions, and support, and our recent acquisitions. We believe our portfolio will enable us to benefit from recurring revenues and new revenues as we continue to grow our end-customer base. As of April 30, 2026, we had end-customers in over 180 countries. Our end-customers represent a broad range of industries, including education, energy, financial services, government entities, healthcare, Internet and media, manufacturing, public sector, and telecommunications, and include almost all of the Fortune 100 companies and a majority of the Global 2000 companies. We maintain a field sales force that works closely with our channel partners in developing sales opportunities. We primarily use a two-tiered, indirect fulfillment model whereby we sell our products, subscriptions, and support to our distributors, which, in turn, sell to our resellers, which then sell to our end-customers.

Our product revenue grew to $594 million, or 19.8% of total revenue, for the third quarter of fiscal 2026, representing year-over-year growth of 31%. Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall and software licenses, including SD-WAN, VM-Series, and Panorama®. In connection with the acquisition of CyberArk Software Ltd. (“CyberArk”) in February 2026, our product revenue also includes on-premise software licenses of certain identity security offerings. Our ML-Powered Next-Generation Firewall incorporates our PAN-OS operating system, which provides a consistent set of capabilities across our entire network security product line. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. Our products are designed for different performance requirements throughout an organization, ranging from our PA-400, which is designed for small organizations and remote or branch offices, to our top-of-the-line PA-7500, which is designed for large-scale data centers and service provider use. The same firewall functionality that is delivered in our hardware products is also available in our VM-Series virtual firewalls, which secure virtualized and cloud-based computing environments, and in our CN-Series container firewalls, which secure container environments and traffic.
Our subscription and support revenue grew to $2.4 billion, or 80.2% of total revenue, for the third quarter of fiscal 2026, representing year-over-year growth of 31%. Our subscriptions provide our end-customers with near real-time access to the latest intrusion prevention, web security, modern malware prevention, data loss prevention, cloud security access broker and AI security capabilities across the network, endpoints, and the cloud. Our subscriptions also include security operations, which enable customers to leverage the AI-powered Cortex platform for advanced capabilities such as security information and event management, next-generation antivirus, endpoint detection and response, extended detection and response, identity threat detection and response, cloud detection and response, SOAR, ASM, and CNAPP for comprehensive cloud security. In connection with our acquisition of Chronosphere, Inc. (“Chronosphere”) in January 2026, our subscriptions also include a next-generation observability platform for cloud-native infrastructure and applications as well as telemetry pipeline management that is designed to handle vast cloud data volumes with cost-efficiency and reliability. With the acquisition of CyberArk, our subscriptions include a next-generation identity security platform designed to secure human, AI, and machine identity across the enterprise with intelligent privilege controls and continuous threat prevention. Additionally, we offer MDR for Cortex subscriptions, powered by Unit 42’s elite expertise. When customers purchase our physical, virtual, or container firewalls, or certain cloud offerings, they typically purchase support in order to receive ongoing security updates, upgrades, bug fixes, and repairs. In addition to the subscriptions purchased with these firewalls, customers may also purchase other subscriptions on a per-user, per-endpoint, or capacity-based basis. We also offer professional services, including incident response, risk management, digital forensic services, and technical account management.
We continue to invest in innovation as we evolve and further extend the capabilities of our portfolio, as we believe that innovation and timely development of and investment in new features and products are essential to meeting the needs of our end-customers and improving our competitive position. For example, we launched Next-Generation Trust Security that unifies certificate lifecycle management and Prisma AIRS 3.0 that discovers, assesses, and protects agentic AI. On February 11, 2026, we completed the acquisition of CyberArk, forming our next-generation identity security platform. Additionally, on April 14, 2026, we completed the acquisition of Koi, to add agentic endpoint security capabilities to our security operations platform and enhance Prisma AIRS. On May 29, 2026, we completed the acquisition of Portkey, Inc., a privately-held AI Gateway company, to enhance our Prisma AIRS capabilities.
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
IMPACT OF MACROECONOMIC DEVELOPMENTS AND OTHER FACTORS ON OUR BUSINESS
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Changes in legislation or regulations and actions by regulators, including changes in enforcement and administration policies, may have an impact on our results of operations and financial condition. Significant changes in U.S. or global trade policy, including further expansion of U.S. export/imports controls and tariffs, as well as retaliatory actions by other countries, may materially and adversely affect our business. Further, economic conditions, including inflation, high interest rates, slow growth, fluctuations in foreign exchange rates, supply chain disruptions, including increased memory, storage or other component shortages, impacts of trade regulations or international trade disputes, and other conditions, may adversely affect our results of operations and financial performance.
The hostilities in Israel, Iran and the surrounding region have continued to result in economic and political uncertainty. While we have business operations in Israel, and intend to continue growing our presence in Israel, we currently do not expect significant business disruption. We are actively monitoring, evaluating, and responding to the situation.
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

	April 30, 2026	July 31, 2025

	(in billions)
Next-Generation Security Annualized Recurring Revenue	$8.1	$5.6
Remaining performance obligations	$18.4	$15.8

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(dollars in millions)
Total revenue	$3,002	$2,289	$8,070	$6,685
Total revenue year-over-year percentage increase	31%	15%	21%	15%
Gross margin	67.6%	72.9%	71.5%	73.5%
Operating income (loss)	$(183)	$219	$523	$746
Operating margin	(6.1)%	9.6%	6.5%	11.2%
Cash flow provided by operating activities			$3,196	$2,695
Free cash flow (non-GAAP)			$2,859	$2,535
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

	Nine Months Ended April 30,
	2026	2025

	(in millions)
Free cash flow (non-GAAP):
Net cash provided by operating activities	$3,196	$2,695
Less: purchases of property, equipment, and other assets	337	160
Free cash flow (non-GAAP)	$2,859	$2,535
Net cash used in investing activities	$(2,098)	$(1,442)
Net cash used in financing activities	$(1,005)	$(405)

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our condensed consolidated statements of operations data. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(dollars in millions)
Revenue:
Product	$594	19.8%	$453	19.8%	$1,542	19.1%	$1,228	18.4%
Subscription and support	2,408	80.2%	1,836	80.2%	6,528	80.9%	5,457	81.6%
Total revenue	3,002	100.0%	2,289	100.0%	8,070	100.0%	6,685	100.0%
Cost of revenue:
Product	167	5.6%	101	4.4%	371	4.6%	277	4.1%
Subscription and support	807	26.8%	518	22.7%	1,926	23.9%	1,495	22.4%
Total cost of revenue(1)	974	32.4%	619	27.1%	2,297	28.5%	1,772	26.5%
Total gross profit	2,028	67.6%	1,670	72.9%	5,773	71.5%	4,913	73.5%
Operating expenses:
Research and development	734	24.5%	494	21.6%	1,773	22.0%	1,480	22.1%
Sales and marketing	1,161	38.7%	793	34.5%	2,804	34.7%	2,271	34.0%
General and administrative	316	10.5%	164	7.2%	673	8.3%	416	6.2%
Total operating expenses(1)	2,211	73.7%	1,451	63.3%	5,250	65.0%	4,167	62.3%
Operating income (loss)	(183)	(6.1)%	219	9.6%	523	6.5%	746	11.2%
Interest expense	—	—%	(1)	—%	—	—%	(3)	—%
Other income, net	27	0.9%	93	4.0%	282	3.5%	261	3.8%
Income (loss) before income taxes	(156)	(5.2)%	311	13.6%	805	10.0%	1,004	15.0%
Provision for income taxes	21	0.7%	49	2.1%	216	2.7%	124	1.8%
Net income (loss)	$(177)	(5.9)%	$262	11.5%	$589	7.3%	$880	13.2%
(1) Includes share-based compensation as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

	(in millions)
Cost of product revenue	$2	$1	$4	$4
Cost of subscription and support revenue	50	32	114	95
Research and development	206	134	477	411
Sales and marketing	188	92	388	258
General and administrative	238	67	372	173
Total share-based compensation	$684	$326	$1,355	$941

IMPACT OF ACQUISITIONS
On February 11, 2026, we completed our acquisition of CyberArk for a total purchase consideration of $21.1 billion. In connection with completing the acquisition, we paid approximately $2.3 billion in cash and issued 112 million shares of our common stock with a fair value of $18.5 billion. In addition, we issued $945 million of replacement equity awards, of which $265 million attributable to services performed prior to the acquisition date was allocated to purchase consideration.
The comparability of our operating results for the three and nine months ended April 30, 2026 compared to the same periods in 2025 was impacted by our recent acquisitions, including CyberArk. In discussions of our results of operations, we may qualitatively or quantitatively disclose the impact of our acquisitions on revenue, costs, and expenses for the one year period subsequent to the acquisition date where such discussions would be meaningful.
REVENUE
Our revenue consists of product revenue and subscription and support revenue. Revenue is recognized upon transfer of control of the corresponding promised products and subscriptions and support to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and subscriptions and support. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors and business acquisitions.
PRODUCT REVENUE
Product revenue is derived from sales of hardware products, primarily our ML-Powered Next-Generation Firewall, and software licenses, including SD-WAN, VM-Series, Panorama, and certain identity security offerings. Our hardware products and software licenses include a broad set of built-in networking and security features and functionalities. We recognize product revenue at the time of hardware shipment or delivery of software license. As a percentage of product revenue, we expect our revenue from software licenses to vary from quarter to quarter and increase over the long term as we improve features and capabilities of our on-premise software, renew our software license contracts, and expand our installed end-customer base.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Product	$594	$453	$141	31%	$1,542	$1,228	$314	26%
Product revenue increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025, driven by increased revenue from software licenses and increased demand for our new generation of hardware products. The increase in product revenue for the three and nine months ended April 30, 2026 was also driven by increased software licenses revenue from our CyberArk acquisition closed in February 2026.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Subscription	$1,632	$1,234	$398	32%	$4,400	$3,659	$741	20%
Support	776	602	174	29%	2,128	1,798	330	18%
Total subscription and support	$2,408	$1,836	$572	31%	$6,528	$5,457	$1,071	20%

Subscription and support revenue increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 due to increased demand for our subscription and support offerings from our end-customers and our recent acquisitions. The mix between subscription revenue and support revenue will fluctuate over time, depending on the introduction of new subscription offerings, renewals of support services, and our ability to increase sales to new and existing end-customers.
REVENUE BY GEOGRAPHIC THEATER

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Americas	$2,018	$1,530	$488	32%	$5,371	$4,474	$897	20%
Europe, the Middle East, and Africa (“EMEA”)	633	480	153	32%	1,714	1,402	312	22%
Asia Pacific and Japan (“APAC”)	351	279	72	26%	985	809	176	22%
Total revenue	$3,002	$2,289	$713	31%	$8,070	$6,685	$1,385	21%
Revenue from the Americas, EMEA, and APAC increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 as we continued to increase investment in our global sales force in order to support our growth and innovation, with the Americas contributing the highest increase in revenue due to its larger scale.
COST OF REVENUE
Our cost of revenue consists of cost of product revenue and cost of subscription and support revenue.
COST OF PRODUCT REVENUE
Cost of product revenue primarily includes costs paid to our manufacturing partners for procuring components and manufacturing our products. Our cost of product revenue also includes personnel costs, which consist of salaries, benefits, bonuses, share-based compensation, and travel associated with our operations organization, inventory excess and obsolete charges, shipping and tariff costs, amortization of intangible assets, product testing costs, and shared costs. Shared costs consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount. We expect our cost of product revenue to fluctuate with our revenue from hardware products.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of product revenue	$167	$101	$66	65%	$371	$277	$94	34%
Cost of product revenue increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to higher amortization of intangible assets as a result of our CyberArk acquisition, increased demand for our hardware products and higher tariff costs, partially offset by a decrease in inventory excess and obsolete charges.

COST OF SUBSCRIPTION AND SUPPORT REVENUE
Cost of subscription and support revenue includes personnel costs for our global customer support and technical operations organizations, data center and cloud hosting service costs, third-party professional services costs, amortization of intangible assets and capitalized software development costs, customer support and repair costs, and shared costs. We expect our cost of subscription and support revenue to increase as our installed end-customer base grows and adoption of our cloud-based subscription offerings increases.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Cost of subscription and support revenue	$807	$518	$289	56%	$1,926	$1,495	$431	29%
Cost of subscription and support revenue increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to increased costs to support the growth of our subscription and support offerings. Cloud hosting service costs, which support our cloud-based subscription offerings, increased $75 million and $171 million for the three and nine months ended April 30, 2026, respectively, compared to the same periods in 2025. Amortization of intangible assets increased $117 million and $109 million for the three and nine months ended April 30, 2026, respectively, compared to the same periods in 2025 as a result of our recent acquisitions. Personnel costs grew $71 million and $97 million for the three and nine months ended April 30, 2026, respectively, compared to the same periods in 2025, primarily due to headcount growth, including headcount from our recent acquisitions.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026		2025		2026		2025
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in millions)
Product	$427	71.9%	$352	77.8%	$1,171	75.9%	$951	77.4%
Subscription and support	1,601	66.5%	1,318	71.8%	4,602	70.5%	3,962	72.6%
Total gross profit	$2,028	67.6%	$1,670	72.9%	$5,773	71.5%	$4,913	73.5%
Product gross margin decreased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to a decrease in gross margin on our hardware products and higher amortization of intangible assets, partially offset by increased software licenses revenue from our CyberArk acquisition. The decrease in product gross margin for the nine months ended April 30, 2026 was further offset by continued shift in our product revenue mix toward software and a decrease in inventory excess and obsolete charges.
Subscription and support gross margin decreased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to higher amortization of intangible assets as a result of our recent acquisitions.

OPERATING EXPENSES
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation, travel and entertainment, and with regard to sales and marketing expense, sales commissions. Our operating expenses also include shared costs, which consist of certain facilities, depreciation, benefits, recruiting, and information technology costs that we allocate based on headcount to each department. We expect operating expenses generally to increase in absolute dollars and to decrease over the long term as a percentage of revenue as we continue to scale our business. As of April 30, 2026, we expect to recognize approximately $3.6 billion of share-based compensation expense over a weighted-average period of approximately 2.6 years, excluding additional share-based compensation expense related to any future grants of share-based awards. Share-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Research and development	$734	$494	$240	49%	$1,773	$1,480	$293	20%
Research and development expense increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to increased personnel costs, which grew $192 million and $233 million for the three and nine months ended April 30, 2026 compared to the same periods in 2025, largely due to headcount growth, including headcount from our recent acquisitions.
SALES AND MARKETING
Sales and marketing expense consists primarily of personnel costs, including commission expense. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, professional services, amortization of intangible assets, and shared costs. We continue to strategically invest in headcount and have grown our sales presence. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations to grow our customer base, increase touch points with end-customers, and expand our global presence, although our sales and marketing expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Sales and marketing	$1,161	$793	$368	46%	$2,804	$2,271	$533	23%
Sales and marketing expense increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to increased personnel costs, which grew $254 million and $408 million for the three and nine months ended April 30, 2026, respectively, compared to the same periods in 2025, largely due to headcount growth, including headcount from our recent acquisitions. The increase in sales and marketing expense in both periods were further driven by higher amortization of intangible assets as a result of our recent acquisitions.

GENERAL AND ADMINISTRATIVE
General and administrative expense consists primarily of personnel costs and shared costs for our executive, finance, human resources, information technology, and legal organizations, and professional services costs, which consist primarily of legal, auditing, accounting, and other consulting costs. General and administrative expense also includes change in fair value of contingent consideration liability. Excluding the near-term impact of our recent acquisitions, we expect general and administrative expense to increase in absolute dollars over time as we increase the size of our general and administrative organizations and incur additional costs to support our business growth, although our general and administrative expense may fluctuate as a percentage of total revenue.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
General and administrative	$316	$164	$152	93%	$673	$416	$257	62%
General and administrative expense increased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to increased personnel costs, which grew $195 million and $237 million for the three and nine months ended April 30, 2026, respectively. The increase in personnel costs in both periods was primarily due to the accelerated vesting of certain equity awards in connection with our recent acquisitions, employee severance charges in connection with our CyberArk acquisition, and headcount growth, including headcount from our recent acquisitions. The increase in general and administrative expense in both periods were further driven by an increase in acquisition-related costs, partially offset by a gain of $110 million for the change in fair value of contingent consideration liability during the three months ended April 30, 2026. The increase in general and administrative expense for the nine months ended April 30, 2026 was also driven by a partial release of litigation-related accrual of $40 million during the nine months ended April 30, 2025.
INTEREST EXPENSE
Interest expense consists of interest expense related to our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”).

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Interest expense	$—	$1	$(1)	(100)%	$—	$3	$(3)	(100)%
Interest expense decreased for the three and nine months ended April 30, 2026 compared to the same periods in 2025 due to the maturity of our 2025 Notes in June 2025. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Notes.

OTHER INCOME, NET
Other income, net includes interest income earned on our cash, cash equivalents, and investments, gains and losses from foreign currency remeasurement and foreign currency transactions, and change in fair value of convertible senior notes and capped calls.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Other income, net	$27	$93	$(66)	(71)%	$282	$261	$21	8%
Other income, net decreased for the three months ended April 30, 2026 compared to the same period in 2025 primarily due to a loss from change in fair value of our convertible senior notes and lower interest income as a result of lower average cash, cash equivalent and investment balances for the three months ended April 30, 2026 compared to the same period in 2025. Other income, net increased for the nine months ended April 30, 2026 compared to the same period in 2025 primarily due to increased gains on sales of our investments to fund acquisitions and higher interest income as a result of higher average cash, cash equivalent and investment balances for the nine months ended April 30, 2026 compared to the same period in 2025, partially offset by a loss from change in fair value of our convertible senior notes.
PROVISION FOR INCOME TAXES
Provision for income taxes consists primarily of U.S. and foreign income taxes. Our effective tax rate during the three and nine months ended April 30, 2026 differed from our statutory tax rate primarily due to our CyberArk acquisition and excess tax benefits from share-based compensation. We may continue to see fluctuations in our effective tax rate as we further integrate CyberArk into our corporate structure and intercompany relationships. We continue to maintain a valuation allowance for our California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2026	2025	Change		2026	2025	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

	(dollars in millions)
Provision for income taxes	$21	$49	$(28)	(57)%	$216	$124	$92	74%
Effective tax rate	(13.5)%	15.6%			26.8%	12.3%
Our effective tax rate varied for the three and nine months ended April 30, 2026 compared to the same periods in 2025 primarily due to our CyberArk acquisition and decreased excess tax benefits from share-based compensation. Refer to Note 14. Income Taxes in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
In March 2026, the Knesset Finance Committee approved the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”) that provides incentives for qualifying research and development expenditures incurred after January 1, 2026. The R&D Law introduces a tax credit, at varying rates based on specified thresholds, for qualifying research and development expenditures incurred in Israel, subject to meeting defined eligibility criteria. It provides that all or a portion of the unutilized R&D tax credit will be paid in cash upon the lapse of a period stipulated by the R&D Law. The Israeli Knesset has indicated plans to issue additional regulations regarding the implementation of the R&D Law. For the three and nine months ended April 30, 2026, the impact of the R&D Law was not material to our condensed consolidated financial statements.

Liquidity and Capital Resources

	April 30, 2026	July 31, 2025

	(in millions)
Working capital (deficit)	$(1,293)	$(465)
Cash, cash equivalents, and investments:
Cash and cash equivalents	$2,364	$2,269
Investments	4,628	6,190
Total cash, cash equivalents, and investments	$6,992	$8,459
As of April 30, 2026, our total cash, cash equivalents, and investments of $7.0 billion were held for general corporate purposes. As part of the acquisition of CyberArk, we executed an intercompany transaction to repatriate $3.5 billion of foreign earnings, resulting in immaterial income tax expense related to state and other taxes. Our remaining unremitted earnings are indefinitely reinvested.
DEBT
In February 2026, in connection with the acquisition of CyberArk, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated as of June 10, 2025 (together with the Supplemental Indenture, the “Indenture”), between CyberArk, as issuer, and U.S. Bank Trust Company, National Association, as trustee, governing CyberArk’s $1.25 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “2030 Notes”). As a result of our acquisition of CyberArk and pursuant to the Supplemental Indenture, the 2030 Notes are now exchangeable into shares of our common stock and cash. The 2030 Notes mature on June 15, 2030; however, under certain circumstances, holders may surrender their 2030 Notes for conversion prior to the maturity date. Upon conversion of the 2030 Notes, we will pay cash equal to the aggregate principal amount of the 2030 Notes to be converted, and, at our election, we will pay or deliver cash and/or a combination of cash and shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the 2030 Notes converted. During the three and nine months ended April 30, 2026, holders surrendered $153 million in aggregate principal amount of the 2030 Notes for conversion, which were settled for $160 million in cash on May 7, 2026. After giving effect to these conversions, the remaining outstanding principal balance of the 2030 Notes was $1.1 billion.
The sale price condition for the 2030 Notes was not met during the calendar quarter ended March 31, 2026, and as a result, our 2030 Notes are not convertible pursuant to that condition during the calendar quarter ending June 30, 2026. If the sale price condition for the 2030 Notes is met during the calendar quarter ending June 30, 2026 and all of the holders elect to convert their 2030 Notes during the calendar quarter ending September 30, 2026, we would be obligated to settle the $1.1 billion principal amount of the 2030 Notes and a portion of our conversion obligation in excess of the aggregate principal amount of the 2030 Notes, if any, in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents, and investments, and existing sources of and access to financing, including any proceeds that may be received from the settlement or termination of the outstanding capped call transactions we assumed in connection with our acquisition of CyberArk, will be sufficient to meet our anticipated cash needs should the holders choose to convert their 2030 Notes during the fiscal quarter ending July 31, 2026 or hold the 2030 Notes until maturity on June 15, 2030. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the 2030 Notes.
In April 2023, we entered into a credit agreement (the “Credit Agreement”) that provides for a $400 million unsecured revolving credit facility (the “Credit Facility”), with an option to increase the amount of the Credit Facility by up to an additional $350 million, subject to certain conditions. The interest rates and commitment fees are also subject to upward and downward adjustments based on our progress towards the achievement of certain sustainability goals. As of April 30, 2026, there were no amounts outstanding, and we were in compliance with all covenants under the Credit Agreement. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
CAPITAL RETURN
In February 2019, our board of directors authorized a $1.0 billion share repurchase program. Our board of directors subsequently authorized additional increases to this share repurchase program, bringing the total authorization to $5.1 billion. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. As of April 30, 2026, $1.0 billion remained available for future share repurchases under this repurchase program. The repurchase authorization will expire on December 31, 2026, and may be suspended or discontinued at any time without prior notice. Refer to Note 12. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on this repurchase program.

CONTRACTUAL OBLIGATIONS AND OTHER MATERIAL CASH REQUIREMENTS
We have entered into various non-cancelable operating leases, primarily for our offices and data centers, with lease terms expiring through fiscal 2040, with the most significant leases relating to our corporate headquarters in Santa Clara, California. As of April 30, 2026, we have total operating lease obligations of $778 million recorded on our condensed consolidated balance sheet.
As of April 30, 2026, our commitments to purchase products, components, cloud hosting and other services totaled $8.6 billion. Refer to Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these commitments.
Our acquisition of certain QRadar assets from International Business Machines Corporation (“IBM”) on August 31, 2024 included contingent consideration that requires potential future payments through the fiscal quarter ending October 2028. As of April 30, 2026, we have total contingent consideration obligation of $240 million recorded on our condensed consolidated balance sheet. Refer to Note 3. Fair Value Measurements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our contingent consideration obligation.
CASH FLOWS
The following table summarizes our cash flows for the nine months ended April 30, 2026 and 2025:

	Nine Months Ended April 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$3,196	$2,695
Net cash used in investing activities	(2,098)	(1,442)
Net cash used in financing activities	(1,005)	(405)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	—
Net increase in cash, cash equivalents, and restricted cash	$95	$848
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
Cash provided by operating activities during the nine months ended April 30, 2026 was $3.2 billion, an increase of $501 million compared to the same period in 2025. The increase was primarily due to growth of our business as reflected by increases in collections during the nine months ended April 30, 2026, partially offset by higher cash expenditure to support our business growth.

INVESTING ACTIVITIES
Our investing activities have consisted of capital expenditures, net investment purchases, sales, and maturities, and business acquisitions. We expect to continue such activities as our business grows.
Cash used in investing activities during the nine months ended April 30, 2026 was $2.1 billion, an increase of $656 million compared to the same period in 2025. The increase was primarily due to an increase in net cash payments for business acquisitions during the nine months ended April 30, 2026, partially offset by higher proceeds from sales and maturities of investments and lower purchases of investments.
FINANCING ACTIVITIES
Our financing activities have consisted of repayments of our convertible senior notes, cash used to repurchase shares of our common stock, proceeds from sales of shares through employee equity incentive plans, payments for tax withholding obligations of certain employees related to the net share settlement of equity awards, and payments of contingent consideration liability.
Cash used in financing activities during the nine months ended April 30, 2026 was $1.0 billion, an increase of $600 million compared to the same period in 2025. The increase was primarily due to repurchase of our common stock and payments of our contingent consideration liability during the nine months ended April 30, 2026, partially offset by a decrease in cash used for repayments of our 2025 Notes which did not recur during the nine months ended April 30, 2026 as a result of its maturity.
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
Interest Rate Risk
The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Most of the securities we invest in are subject to interest rate risk. To minimize this risk, we maintain a diversified portfolio of cash, cash equivalents, and investments, consisting only of investment-grade securities. To assess the interest rate risk, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 30, 2026, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $96 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity. Conversely, a hypothetical 100 basis point decrease in interest rates would lead to a $98 million increase in the fair market value of the portfolio.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Issues in the development, deployment or use of AI may result in reputational harm, legal liability and could adversely affect our business and results of operations.
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
•We may not have the ability to raise the funds necessary to settle conversions of the 2030 Notes, repurchase the 2030 Notes upon a fundamental change, or repay the 2030 Notes in cash at their maturity, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2030 Notes.
•The capped calls may affect the value of the 2030 Notes and our common stock.

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
We have experienced growth and increased demand for our products and subscriptions over recent years. As a result, our employee headcount has increased, and we expect it to continue to grow over the next year. For example, from the end of fiscal 2025 to the end of the third quarter of fiscal 2026, our headcount increased from 16,068 to 21,491 employees, including approximately 4,166 additional headcount as a result of the CyberArk acquisition. In addition, as we have grown, the number of end-customers has also increased, and we have managed more complex deployments of our products and subscriptions with larger end-customers. The growth and expansion of our business and product, subscription, and support offerings places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner.
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
We have experienced revenue growth rates of 21% and 15% for the nine months ended April 30, 2026 and 2025, respectively. Our revenue for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to maintain profitability or maintain or increase cash flow on a consistent basis.

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
We believe there are seasonal factors that may cause our second and fourth fiscal quarters to record greater revenue sequentially than our first and third fiscal quarters. We believe that this seasonality results from a number of factors, including:
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
Subscription and support revenue accounts for a significant portion of our revenue, comprising 80.9% of total revenue in the nine months ended April 30, 2026 and 81.6% of total revenue in the nine months ended April 30, 2025. Sales and renewals of subscription and support contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and subscriptions, the frequency and severity of subscription outages, our product uptime or latency, the prices of our products and subscriptions, and reductions in our end-customers’ spending levels. Existing end-customers have no contractual obligation to, and may not, renew their subscription and support contracts after the completion of their initial contract period. Additionally, our end-customers may renew their subscription and support agreements for shorter contract lengths or on other terms that are less economically beneficial to us. If our sales of new or renewal subscription and support contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer. In addition, because we recognize subscription and support revenue over the term of the relevant service period, which is typically one to five years, a decline in subscription or support contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters.
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
Substantially all of our revenue is generated by sales through our channel partners, including distributors and resellers. For the nine months ended April 30, 2026, two distributors individually represented 10% or more of our total revenue and in the aggregate represented 31% of our total revenue. As of April 30, 2026, two distributors individually represented 10% or more of our gross accounts receivable and in the aggregate represented 29% of our gross accounts receivable.

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
•independent vendors that may offer a mix of security products, such as CheckPoint, Crowdstrike, Delinea, Fortinet, Okta, SailPoint, and Zscaler, vendors that may offer a mix of observability products, such as DataDog, Dynatrace, and Elastic, or vendors that may offer a mix of security and observability products;
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, including with respect to artificial intelligence (“AI”), partnering, acquisitions or strategic investments by our competitors, or continuing market consolidation. Our competitors and potential competitors may be able to develop new or disruptive technologies, products, or services, and leverage new business models that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. In addition, new and enhanced technologies, including AI and machine learning, continue to increase our competition, and our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant, and useful products, services, and technologies in a timely manner. Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered and adapt more quickly to new technologies and end-customer needs. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources or product or service offerings.
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
Issues in the development, deployment or use of AI may result in reputational harm, legal liability and could adversely affect our business and results of operations.
We have incorporated, and are continuing to develop and deploy, AI into many of our products and solutions, including services that support our products and solutions. We are also incorporating AI into the operations of our business. AI presents challenges, risks, and potentially unintended consequences that could affect our products and solutions, and the operations of our business. For example, AI algorithms may have flaws, and datasets used to train AI models may be insufficient or contain biased information. The AI that is being incorporated into our products, solutions, and business operation tools may not be successful or beneficial, and instead may cause technical, legal or ethical problems or result in increased costs. The investments that we are making across our business in AI reflect our ongoing efforts to innovate and provide products and services that are useful to our customers, as well as provide efficiencies in our business. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and we may incur unanticipated liabilities.

In addition, vulnerabilities within our AI systems or solutions may be identified by researchers or malicious actors before we detect or remediate them, which could result in security incidents, reputational damage, or loss of customer confidence. Advances in AI may also increase the speed, scale, and sophistication of vulnerability discovery and related cybersecurity threat activity more broadly, including with respect to our products and services. AI capabilities may reduce the time between vulnerability discovery and attempted or actual exploitation, increase the number of potential attack paths that malicious actors can evaluate, and potentially make certain attack techniques more accessible, scalable, and difficult to detect. To the extent customers, investors, or other market participants perceive that AI tools can automate or commoditize aspects of vulnerability identification, automated patching and other cybersecurity functions, the perceived value of certain cybersecurity solutions could diminish, and customer buying patterns, competitive dynamics, and demand for certain of our product and service offerings could be adversely affected. In addition, investor and market perceptions regarding AI-related disruption to the cybersecurity industry, including speculation or doubt about whether AI will displace, commoditize, or diminish demand for certain cybersecurity solutions, or about the relative positioning of incumbents versus AI-native entrants, could adversely affect the our business, results of operations, or the trading price and volatility of our common stock, even if these perceptions do not reflect actual changes in our business, customer demand, competitive position, or financial performance.
The rapid evolution of AI, including potential government regulation of AI, requires us to invest significant resources to develop, test, and maintain AI in our products and services in a manner that meets evolving requirements and expectations. The rules and regulations adopted by policymakers over time may require us to make changes to our business practices, and our efforts and investments regarding AI could subject us to regulatory risk, legal liability, including under legislation regulating AI in jurisdictions such as the E.U. and laws and regulations being considered in other jurisdictions, or brand or reputational harm. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
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
Increasingly, companies are subject to a wide variety of attacks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions and supply chain attacks), and add to the risks to our internal networks, cloud-deployed enterprise and customer-facing environments and the information they store and process. Incidences of cyberattacks and other cybersecurity breaches and incidents have increased and are likely to continue to increase. We and our third-party service providers face security threats and attacks from a variety of sources. Despite our efforts and processes to prevent breaches of our internal networks, systems, and websites, our data, corporate systems, and security measures, as well as those of our third-party service providers, are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, or other types of attacks from outside parties, or breaches due to employee error, malfeasance, or some combination of these. In addition, the adoption of AI poses risks. AI can be exploited by malicious actors to develop advanced cyberattacks, bypass security measures, and exploit system vulnerabilities, including potentially identifying weaknesses in our systems before we become aware of or can remediate them. We cannot guarantee that the measures we have taken to protect our networks, systems, and websites will provide adequate security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The Russia-Ukraine war and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for additional Russian cyberattacks in response to the Sanctions on Russia.

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
Companies in the enterprise security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, non-practicing entities also frequently bring claims of infringement of intellectual property rights. Third parties are asserting, have asserted, and may in the future assert claims of infringement of intellectual property rights against us. For example, on January 31, 2024, in the Centripetal Networks, Inc. lawsuit against us, a jury returned a verdict of non-willful infringement, and, after post-trial motions, a judgment was issued in the lawsuit on October 3, 2024 assessing a lump sum damages amount of $114 million, plus statutory interest, which is currently on appeal. Additional examples of patent infringement cases have been disclosed in Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Further, we do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our hardware products could be delayed or halted, or we could be forced to expedite shipment of such components or our hardware products at dramatically increased costs. Our component suppliers also change their selling prices frequently in response to market trends, including industry-wide increases in demand, which changes could adversely impact our business or results of operations, including by resulting in lower gross margins. For example, there is currently a global shortage of memory-related components, which are a component in certain of our products. Accordingly, there are, and may continue to be, constraints on the availability of memory-related components, which may lead to delays in the production and delivery of certain of our products and increased costs to source available memory chips and other components. Because we do not have, for the most part, volume purchase contracts with our component suppliers, we are susceptible to price fluctuations related to raw materials and components and may not be able to adjust our prices accordingly. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or sales opportunities.
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

We have entered into forward contracts in an effort to reduce our foreign currency exchange exposure related to our foreign currency denominated revenue and operating expenditures. As of April 30, 2026, the total notional amount of our outstanding foreign currency forward contracts was $1.2 billion. For more information on our hedging transactions, refer to Note 6. Derivative Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results.
We face risks associated with having operations and employees located in Israel.
We have business operations in Israel, which meaningfully expanded as a result of the acquisition of CyberArk, and we intend to continue growing our presence in Israel. Our operations in Israel could be disrupted by political instability, civil unrest, terrorist attacks, acts of violence, acts of war, or other military actions, including the hostilities in Israel and the surrounding region. The future of peace efforts between Israel and its Arab neighbors remains uncertain. The effects of hostilities and violence on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on us of further increases in these hostilities or future armed conflict, political instability, or violence in the region. Current or future tensions and conflicts in the Middle East could adversely affect our business, operating results, financial condition, and cash flows. For example, the recent military conflict involving Iran could escalate in the future and adversely affect our business and operations in Israel.
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
In addition, the U.K. Data (Use and Access) Act 2025, enacted on June 19, 2025, includes changes to the U.K.’s data protection regime that cause it to deviate from the GDPR. This creates new compliance challenges and uncertainty, including with respect to the European Commission’s adequacy determination for the U.K.’s data protection regime.
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
We are also subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered businesses to provide enhanced disclosures to California consumers and to afford such consumers certain rights regarding their personal data, including the right to opt out of data sales for targeted advertising, and creates a private right of action to individuals affected by a data breach, if the breach was caused by a lack of reasonable security. The effects of the CCPA have been significant, requiring us to modify our data processing practices and policies and to incur substantial costs and expenses for compliance. Moreover, other U.S. states have enacted laws relating to privacy and security that are potentially relevant to us. These include laws enacted in at least 22 U.S. states. The U.S. Department of Justice also has issued rules regarding access to, or transfer of, certain bulk sensitive personal data by countries of concern. Increasingly complex federal or state laws and regulations relating to privacy and security, and interpretations and enforcement of existing laws and regulations relating to these matters, may require us to modify our data practices and policies, incur substantial compliance costs and expenses, and add further complexity to our compliance efforts that could adversely affect our business or increase our potential liability if we fail to comply or are alleged to have done so.
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
New legislation affecting the scope of personal data and personal information where we or our customers and partners have operations, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, AI and machine learning, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or uses of data, and may require significant expenditures and efforts in order to comply. Internationally, data localization laws may mandate that personal data collected in a foreign country be processed and stored within that country, which may require us to restructure our cloud infrastructure at significant cost. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our products and subscriptions by current and future end-customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.
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
In addition, our future income tax obligations and effective tax rates could be adversely affected by changes in, or interpretations of, tax laws, regulations, policies, or decisions in the United States or in the other jurisdictions in which we operate including as a result of the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, which was signed into law on July 4, 2025. In addition, our effective tax rates could be affected by fluctuations in the market price of our common stock and changes in the fair value of CyberArk’s $1.25 billion aggregate principal amount of 0.00% Convertible Senior Notes due 2030 (the “2030 Notes”) and the fair value of the capped calls we acquired in connection with the CyberArk acquisition. If our future tax obligations or effective tax rates increase as a result of these or other factors, it could have an adverse effect on our financial condition and operating results.

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
There is an evolving and varied focus from regulators, investors, customers, and other stakeholders concerning corporate responsibility matters, both in the United States and internationally. We communicate certain corporate responsibility-related initiatives, goals, and/or commitments regarding sustainability matters, inclusion, responsible sourcing, community impact, and other matters in our annual Corporate Responsibility Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement and we may fail to achieve, or be perceived to fail to achieve them. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about corporate responsibility matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our corporate responsibility-related initiatives, goals, or commitments could negatively impact our reputation, result in corporate responsibility-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
In addition, we are or may become subject to various new, proposed and evolving sustainability-related laws and regulations, including, for example, the E.U.’s Corporate Sustainability Reporting Directive. Additional regulation may require us to incur significant costs associated with increased compliance burdens, including the implementation of additional internal controls processes and procedures, and impose increased oversight obligations on our management and board of directors, as well as require us to retain third-party experts. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines or litigation, which could negatively impact our business, operating results or financial condition.
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
Our restated certificate of incorporation authorizes us to issue up to 2.0 billion shares of common stock and up to 100 million shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into or exchangeable for shares of our common stock from time to time in connection with a financing or other capital raising, acquisition, investment, our stock incentive plans, the settlement of the 2030 Notes, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the price of our common stock.
As of April 30, 2026, we had $1.0 billion available under our share repurchase program which will expire on December 31, 2026 and may be suspended or discontinued at any time without prior notice. Although our board of directors has authorized a share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares under the program. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, the program may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
We may not have the ability to raise the funds necessary to settle conversions of the 2030 Notes, repurchase the 2030 Notes upon a fundamental change, or repay the 2030 Notes in cash at their maturity, and our other debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2030 Notes.
In connection with the consummation of the CyberArk acquisition, we entered into the a supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated as of June 10, 2025 (as supplemented by the Supplemental Indenture, the “Indenture”), governing the 2030 Notes, and in the Supplemental Indenture we agreed to guarantee the 2030 Notes.
Accordingly, we or CyberArk will need to make cash payments (a) if holders of the 2030 Notes require CyberArk to repurchase all, or a portion of, the 2030 Notes upon the occurrence of a fundamental change before the maturity date, (b) upon conversion of the 2030 Notes, or (c) to repay the 2030 Notes in cash at their maturity, unless earlier converted or repurchased.
If our cash provided by operating activities, together with our existing cash, cash equivalents, and investments, and existing sources of financing, are inadequate to satisfy these obligations, we will need to obtain third-party financing, which may not be available to us on commercially reasonable terms or at all, to meet these payment obligations.

In addition, our ability to repurchase or to pay cash upon conversion of the 2030 Notes may be limited by law, regulatory authority, or agreements governing our other indebtedness. Our failure to repurchase the 2030 Notes at a time when the repurchase is required by the indenture governing the 2030 Notes, or to pay any cash amount due upon their maturity or conversion when required by the Indenture would constitute a default under the Indenture. A default under the Indenture could also lead to a default under agreements governing our other indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes.
The capped calls may affect the value of the 2030 Notes and our common stock.
In connection with the issuance of the 2030 Notes, CyberArk had previously entered into a number of capped call transactions (each, a “Capped Call”), each with a financial institution (each, together with its affiliates, a “Dealer”). In connection with the CyberArk acquisition, we entered into substantially identical amended and restated letter agreements with respect to the Capped Calls, under which the Capped Calls were assigned to us and now reference our common stock. The Capped Calls are generally expected to reduce the potential dilution to our common stock upon conversion of the 2030 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2030 Notes, with such reduction and/or offset subject to a cap.
Any Dealer may modify or unwind its hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes (and is likely to do so following any conversion of the 2030 Notes, any repurchase of the 2030 Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the 2030 Notes are retired by us, in each case, if we exercise the relevant election under the Capped Calls and in connection with any negotiated unwind or modification of the Capped Calls). This activity could cause or prevent an increase or a decrease in the market price of our common stock or the 2030 Notes, which could affect a note holder’s ability to convert its 2030 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2030 Notes, it could affect the amount and value of the consideration that the note holder would receive upon conversion of the 2030 Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2030 Notes or our common stock. In addition, we do not make any representation that any Dealer has engaged with or will engage in these transactions or that these transactions, if commenced, have not been or will not be discontinued without notice.
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
During the three months ended April 30, 2026, we issued a total of 346,107 shares of our unregistered common stock in connection with an acquisition (the “Transaction”). The Transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances of the securities pursuant to the Transaction were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases during the three months ended April 30, 2026 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2026 to February 28, 2026(2)	7	$147.93	7	$—
March 1, 2026 to March 31, 2026(2)	—	$165.68	—	$1,000
April 1, 2026 to April 30, 2026(2)	—	$160.55	—	$1,000
Total	7	$147.94	7

(1)    In February 2019, we announced that our board of directors authorized a $1.0 billion share repurchase program, which is funded from available working capital. We subsequently announced additional increases to this share repurchase program, bringing the total authorization to $5.1 billion, with $1.0 billion remaining as of April 30, 2026. The expiration date of this repurchase authorization was extended to December 31, 2026, and our repurchase program may be suspended or discontinued at any time. Repurchases under our program are to be made at management’s discretion on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing.
(2)    Includes shares of restricted common stock delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements. The number of shares delivered to satisfy tax withholding requirements during the period was not significant.
Item 5. Other Information
Trading Plans of Directors and Executive Officers
No officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter of fiscal 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 5 to Lease by and between the Company and Santa Clara Phase III EFH, LLC, dated April 8, 2026.	8-K	001-35594	10.1	April 13, 2026

10.2	Amendment No. 5 to Lease by and between the Company and Santa Clara Phase III G, LLC, dated April 8, 2026.	8-K	001-35594	10.2	April 13, 2026

10.3	Amendment No. 6 to Lease by and between the Company and Santa Clara Phase III EFH, LLC, dated April 8, 2026.	8-K	001-35594	10.3	April 13, 2026

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Palo Alto Networks, Inc.’s Quarterly Report on Form 10-Q for the three months ended April 30, 2026 formatted in Inline XBRL includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: June 2, 2026

PALO ALTO NETWORKS, INC.
By:	/s/ DIPAK GOLECHHA
Dipak Golechha
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: June 2, 2026

PALO ALTO NETWORKS, INC.
By:	/s/ JOSH PAUL
Josh Paul
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)